Form 10-Q
period 2017-03-31
Antero Midstream GP LP
filed 2017-06-02
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001‑38075

ANTERO MIDSTREAM GP LP

(Exact name of registrant as specified in its charter)

Delaware	61‑1748605
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 Wynkoop Street Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 357‑7310

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes  ☒ No*

*We completed our initial public offering on May 9, 2017 and, accordingly, have not been subject to the reporting requirements under Section 13 or 15(d) of the Securities Exchange Act of 1934 as amended for the past 90 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act)  ☐ Yes  ☒ No

As of May 31, 2017, there were 186,170,213 common shares representing limited partner interests outstanding.

EXPLANATORY NOTE

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, Antero Resources Midstream Management, LLC, and (ii) beginning on May 4, 2017, Antero Midstream GP LP. We are traded on the New York Stock Exchange (NYSE: AMGP). We own 100% of the membership interests of Antero Midstream Partners GP LLC, which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR distributions earned by us through May 9, 2017 have been or will be distributed to Antero Resources Investment LLC (“Antero Investment”), the member owner of ARMM for all periods prior to the IPO, net of any related liabilities for income taxes through that date and expenses of the IPO.

This Quarterly Report on Form 10-Q covers the results and operations of ARMM for the first quarter of 2017, the quarterly period preceding the completion of our IPO.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. We own the general partner of Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and all of the capital interests in the owner of the incentive distribution rights (“IDRs”) in Antero Midstream. Antero Midstream is a master limited partnership 59% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to primarily service Antero Resources’ production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. Because the IDRs are our sole source of revenues, all potential risks and uncertainties that affect the results of operations, financial condition, or forecasts of future events of either Antero Resources or Antero Midstream will also affect us. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to pay distributions to our common shareholders;
•	our expected receipt of, and the amounts of, distributions from Antero Midstream and IDR LLC in respect of the IDRs;
•	Antero Resources’ expected production and ability to execute its drilling and development plan;
•	Our and Antero Midstream’s business strategies;
•	Antero Midstream’s ability to realize the anticipated benefits of its processing and fractionation joint venture with MarkWest Energy Partners, L.P.;
•	natural gas, natural gas liquids (“NGLs”), and oil prices;
•	competition and government regulations;
•	actions taken by third party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding Antero Midstream’s future operating results; and

•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our and Antero Midstream’s control, incident to Antero Midstream’s business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this Quarterly Report on Form 10-Q and in Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Should one or more of the risks or uncertainties described in this report occur, or should underlying assumptions prove incorrect, our and Antero Midstream’s actual results and plans could differ materially from those expressed in any forward looking statements.

All forward looking statements, expressed or implied, included in this report are qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Antero Midstream GP LP

(Formerly Antero Resources Midstream Management LLC)

Condensed Consolidated Balance Sheets

December 31, 2016 and March 31, 2017

(Unaudited)

(In thousands)

	December 31, 2016	March 31, 2017
Assets
Current assets:
Cash	$9,609	16,755
Accounts receivable - member owner	217	284
Total current assets	9,826	17,039
Investment in Antero Midstream Partners LP	7,543	11,553
Total assets	$17,369	28,592

Liabilities and Members' Equity
Current liabilities:
Accounts payable	$—	600
Accrued liabilities	426	1,600
Income taxes payable	6,674	11,099
Total current liabilities	7,100	13,299
Non-current liabilities:
Liability for equity-based compensation	—	645
Total liabilities	7,100	13,944
Members' equity	10,269	14,648
Total liabilities and members' equity	$17,369	28,592

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

(Formerly Antero Resources Midstream Management LLC)

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2016 and 2017

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2017
Equity in earnings of Antero Midstream Partners LP	$1,850	11,553
Total income	1,850	11,553
General and administrative expense	40	2,104
Equity-based compensation	—	8,323
Total expenses	40	10,427
Income before income taxes	1,810	1,126
Provision for income taxes	(702)	(4,425)
Net income (loss) and comprehensive income (loss)	$1,108	(3,299)

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

(Formerly Antero Resources Midstream Management LLC)

Condensed Consolidated Statement of Members’ Equity

Three Months Ended March 31, 2017

(Unaudited)

(In thousands)

Members' Equity
Balance at December 31, 2016	$10,269
Net income (loss) and comprehensive income (loss)	(3,299)
Equity-based compensation	7,678
Balance at March 31, 2017	$14,648

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

(Formerly Antero Resources Midstream Management LLC)

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2017

(Unaudited)

(In thousands)

	Three months ended March 31,
	2016	2017
Cash flows provided by operating activities:
Net income (loss)	$1,108	(3,299)
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in earnings of Antero Midstream Partners LP	(1,850)	(11,553)
Distributions received from Antero Midstream Partners LP	969	7,543
Equity-based compensation	—	8,323
Deferred income taxes	(368)	—
Changes in current assets and liabilities:
Accounts receivable - member owner	—	(67)
Accounts payable	—	600
Accrued liabilities	40	1,174
Income taxes payable	955	4,425
Net cash provided by operating activities	854	7,146
Cash flows used in investing activities	—	—
Cash flows used in financing activities	—	—
Net increase in cash	854	7,146
Cash, beginning of period	72	9,609
Cash, end of period	$926	16,755

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

(Formerly Antero Resources Midstream Management LLC)

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

(1)   Business and Organization

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, Antero Resources Midstream Management, LLC, and (ii) beginning on May 4, 2017, Antero Midstream GP LP. We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream.  IDR LLC also has Series B profits interests outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions (see Note 3—Long-Term Incentive Plans).

Our only income results from distributions made on the IDRs of Antero Midstream. IDRs entitle holders to receive cash distributions from Antero Midstream when distributions exceed certain target amounts (see Note 4 – Distributions from Antero Midstream).  We are taxed as a corporation for U.S. federal income tax purposes.

We are managed by our general partner, AMGP GP LLC (“AMGP GP”), who will establish the quarterly cash distribution for our shares payable to shareholders. AMGP GP has a board of directors appointed by certain members of Antero Resources Investment LLC (“Antero Investment”) the former member owner of ARMM. Following the completion of our IPO, certain of our directors and executive officers own AMGP common shares as well as profit interests in IDR LLC. In addition, certain of our directors and executive officers own a portion of Antero Resources Corporation’s (“Antero Resources”) (NYSE: AR) common stock and Antero Midstream’s common units. We have an agreement with Antero Resources to provide general and administrative services to us for a fee of $0.5 million per year, subject to annual inflation adjustments. We also incur recurring direct expenses for the costs associated with being a publicly traded entity.

IDR distributions earned by us through May 9, 2017 have been or will be distributed to Antero Investment for all periods prior to the IPO, net of any related liabilities for income taxes through that date and expenses of the IPO.

Antero Midstream was formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ oil and gas producing assets. Both Antero Midstream and Antero Resources’ assets are located in the Marcellus Shale and Utica Shale located in West Virginia and Ohio. Antero Midstream’s assets consist of gathering pipelines, compressor stations, and water handling and treatment systems, which provide midstream services to Antero Resources under long term, fixed fee contracts. The Partnership also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”). Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with Antero Midstream’s audited combined consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2016, as well as Antero Midstream’s unaudited condensed consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017.

ANTERO MIDSTREAM GP LP

(Formerly Antero Resources Midstream Management LLC)

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. The accompanying unaudited condensed financial statements of AMGP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of our financial position as of December 31, 2016 and March 31, 2017, and our results of operations and cash flows for the three months ended March 31, 2016 and 2017. We have no items of other comprehensive income (loss); therefore, our net income (loss) is identical to our comprehensive income (loss). Operating results for the period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the full year.

As of the date these condensed consolidated financial statements were filed with the SEC, AMGP completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified.

(b)   Principles of Consolidation

The condensed consolidated financial statements include the accounts of Antero Midstream GP LP and its wholly-owned subsidiaries AMP GP and IDR LLC.

(c)   Investment in Antero Midstream

We have determined that Antero Midstream is a variable interest entity (“VIE”) for which we are not the primary beneficiary and therefore do not consolidate. We have concluded that Antero Resources is the primary beneficiary of Antero Midstream and should consolidate its financial statements. Antero Resources is the primary beneficiary based on its power to direct the activities that most significantly impact Antero Midstream’s economic performance and its obligations to absorb losses or receive benefits of Antero Midstream that could be significant to it. Antero Resources owns approximately 59% of the outstanding limited partner interests in Antero Midstream and its officers and management group also act as management of Antero Midstream. Antero Midstream was formed to own, operate and develop midstream energy assets to service Antero Resources’ production under long term contracts as described herein. We do not own any limited partnership interests in Antero Midstream and have no capital interests in Antero Midstream. We have not provided and do not anticipate providing financial support to Antero Midstream.

Antero Resources and Antero Midstream have 20 year contracts with automatic renewal provisions, whereby Antero Resources has dedicated the gathering and compression rights, water delivery and handling services, and gas processing rights to Antero Midstream on a fee basis on all of its current and future acreage, excluding any pre-existing dedications or third-party commitments. The contracts call for Antero Resources to present, in advance, drilling and completion plans in order for Antero Midstream to put in place gathering and compression, water handling, and gas processing assets to service Antero Resources’ assets. The drilling and completion capital investment decisions made by Antero Resources controls the development and operation of all of Antero Midstream’s assets. Antero Resources therefore controls the activities that most significantly impact Antero Midstream’s economic performance. Because of these contractual obligations and the capital requirements related to these obligations, Antero Midstream has and will devote substantially all of its resources to servicing Antero Resources’ operations and revenues from Antero Resources will

ANTERO MIDSTREAM GP LP

(Formerly Antero Resources Midstream Management LLC)

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

provide substantially all of Antero Midstream’s financial support and therefore its ability to finance its operations. Because of the long term contractual commitment to support Antero Resources’ substantial growth plans, Antero Midstream will be practically and physically constrained from providing any substantive amount of services to third parties.

Our ownership of the non-economic general partner interest in Antero Midstream provides us with significant influence over Antero Midstream, but not control over the decisions that most significantly impact the economic performance of Antero Midstream. Our ownership of IDRs of Antero Midstream entitles us to receive cash distributions from Antero Midstream when distributions exceed certain target amounts. The ownership of these interests and IDRs do not require us to provide financial support to Antero Midstream. We obtained these interests upon our formation for no consideration. Therefore, they have no cost basis and are classified as long term investments. Our share of Antero Midstream’s earnings as a result of our ownership of IDRs is accounted for using the equity method of accounting. We recognize distributions earned from Antero Midstream as “Equity in earnings of Antero Midstream Partners LP” on our statement of operations in the period to which they are earned and are allocated to our capital account. Our long term interest in IDRs on the balance sheet is recorded in “Investment in Antero Midstream Partners LP.” The ownership of the general partner interests and IDRs do not provide us with any claim to the assets of Antero Midstream other than the balance in our Antero Midstream capital account. Distributions are recognized as earned and increase our capital account and equity investment. When these distributions are paid to us they reduce our capital accounts and our equity investment in Antero Midstream. See Note 4—Distributions from Antero Midstream.

(d)   Use of Estimates

The preparation of the condensed consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(e)   Income Taxes

We regularly review our tax positions in each significant taxing jurisdiction in the process of evaluating our tax provision. We make adjustments to our tax provision when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; and/or (ii) a tax position is effectively settled with a tax authority at a differing amount.

The difference between income tax expense and expected income tax expense computed by applying the federal statutory rate of 35% to pretax income is caused by nondeductible equity-based compensation and IPO expenses, as well as state income taxes.

(f)   General and Administrative Expenses

General and administrative costs incurred during 2016 and 2017 relate to legal and other costs incurred in connection with our IPO.

(3)   Long-Term Incentive Plans

IDR LLC has authorized and outstanding 100,000 Series B units that entitle the holders to receive up to 6% of the amount of each quarterly distribution in excess of $7.5 million in respect of the IDRs by Antero Midstream. The Series B Units were issued as equity compensation awards to certain officers and employees of Antero Resources to

ANTERO MIDSTREAM GP LP

(Formerly Antero Resources Midstream Management LLC)

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

incentivize the performance of Antero Resources and therefore the performance of Antero Midstream and its ability to make IDR distributions. Series B units issued to common law employees of AMGP, including officers of AMGP and Antero Resources employees who provide services directly to AMGP, are classified as equity awards. Series B units issued to Antero Resources employees who are not common law employees of AMGP are classified as liability awards. The Series B units vest ratably over a three year period. The holders of vested Series B Units have the right to convert the units to common shares with a value equal to their pro rata share of up to 6% of any increase in our equity value in excess of $2.0 billion. In no event will the aggregate number of newly issued common shares exceed 6% of the total number of our issued and outstanding common shares.

We recognize expense for the fair value of the awards over the vesting period of the awards.  The fair value of the Series B unit awards was estimated using a Monte Carlo simulation using various assumptions including a floor equity value of $2.0 billion, expected volatility of 43% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.45%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B unit is $998.72. We recognized expense of $8.3 million, of which $7.7 million is classified as equity awards and $0.6 million is classified as liability awards, during the three months ended March 31, 2017. As of March 31, 2017, there was $91.5 million of unamortized compensation expense related to nonvested Series B units that is expected to be recognized over the next 2.75 years.

On April 17, 2017, we also adopted the Antero Midstream GP LP Long-Term Incentive Plan (“2017 LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of Antero Resources are eligible to receive awards representing equity interests in AMGP. An aggregate of 930,851 common shares may be delivered pursuant to awards under the 2017 LTIP, subject to customary adjustments.

(4)   Distributions from Antero Midstream

Antero Midstream’s partnership agreement provides for a target minimum quarterly distribution of $0.17 per unit for each quarter, or $0.68 per unit on an annualized basis. The partnership agreement generally provides that it distribute cash each quarter to the holders of the common units pro rata until each unit has received a distribution of $0.1955.

If cash distributions to Antero Midstream’s unitholders exceed $0.1955 per common unit in any quarter, IDR LLC, as the holder of Antero Midstream’s IDRs, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Target Amount	Antero Midstream Common Unitholders	Holder of IDRs
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

ANTERO MIDSTREAM GP LP

(Formerly Antero Resources Midstream Management LLC)

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

From the initial public offering of Antero Midstream in the fourth quarter of 2014 through March 31, 2017, distributions per common unit and distributions related to the IDRs were as follows:

Quarter and Year	Distribution Date	Antero Midstream Distribution Amount per Common Unit	Income Attributable to IDRs ($ thousands)
Q4 2014	February 27, 2015	$0.0943	$—
Q1 2015	May 27, 2015	$0.1800	$—
Q2 2015	August 27, 2015	$0.1900	$—
Q3 2015	November 30, 2015	$0.2050	$295
Q4 2015	February 29, 2016	$0.2200	$969
Q1 2016	May 25, 2016	$0.2350	$1,850
Q2 2016	August 24, 2016	$0.2500	$2,731
Q3 2016	November 24, 2016	$0.2650	$4,820
Q4 2016	February 8, 2017	$0.2800	$7,543
Q1 2017	May 10, 2017	$0.3000	$11,553

IDR distributions paid by Antero Midstream relating to periods prior to May 9, 2017, the closing of our IPO, have been or will be distributed to Antero Investment.

(5)   Related Party Transactions

(a) Accounts receivable – member owner

Accounts receivable includes general and administrative expenses of $0.2 million paid by AMGP on behalf of Antero Investment during the third quarter of 2016.

(b) Accounts payable

Accounts payable includes $0.3 million payable to Antero Resources for general and administrative expenses.

(6)   Summarized Financial Information for Antero Midstream

Summarized financial information for Antero Midstream, our investee accounted for using the equity method of accounting, is included in this note. The following tables present summarized income statement and balance sheet information for Antero Midstream (in thousands).

ANTERO MIDSTREAM GP LP

(Formerly Antero Resources Midstream Management LLC)

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and March 31, 2017

Summarized Antero Midstream Income Statement Information

	Three months ended March 31,
	2016	2017
	(in thousands)
Revenues	$136,073	174,769
Operating expenses	89,451	93,073
Operating income	$46,622	81,696
Net income	42,918	75,091
Net income attributable to incentive distribution rights	(1,850)	(11,553)
Limited partners' interest in net income	$41,068	63,538

Summarized Antero Midstream Balance Sheet Information

	December 31, 2016	March 31, 2017
	(in thousands)
Current assets	$79,950	73,198
Non-current assets	2,269,945	2,498,495
Current liabilities	82,013	63,210
Non-current liabilities	1,045,072	1,038,810
Partners' capital	1,222,810	1,469,673

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the condensed consolidated financial statements, and notes thereto, included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed consolidated financial statements. This discussion contains forward looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on these items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors” and the section entitled “Cautionary Statement Regarding Forward Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the final prospectus dated May 3, 2017, filed with the SEC on May 5, 2017, and Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Overview

We are a Delaware limited partnership that is taxed as a corporation for U.S. federal income tax purposes. We own the general partner of Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and receive at least 94% of the cash distributions paid by Antero Midstream on the incentive distribution rights (“IDRs”). Antero Midstream is a growth-oriented master limited partnership formed and 59% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ rapidly increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. We believe that Antero Midstream’s strategically located assets and integrated relationship with Antero Resources position it to be a leading Appalachian midstream provider across the full midstream value chain. Through our ownership interest in Antero IDR Holdings LLC (“IDR LLC”), our subsidiary, we receive cash distributions from Antero Midstream on the IDRs.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202. Our telephone number is (303) 357‑7310. Our website is located at www.anteromidstreamgp.com.

We will make available free of charge our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q and our Current Reports on Form 8‑K as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. These documents are located at www.anteromidstreamgp.com under the “Investors Relations” link.

Information on our website is not incorporated into this Quarterly Report on Form 10‑Q or our other filings with the SEC and is not a part of them.

First Quarter 2017 Developments and Highlights

Our Source of Income

Our revenues are generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC. Because our success is dependent upon the operations and management of Antero Midstream and its resulting performance, Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Financial Results

For the three months ended March 31, 2017, we generated cash flow from operations of $7.1 million and recognized a net loss of $3.3 million, which includes a noncash charge for equity-based compensation of $8.3 million. This compares to cash flow from operations of $0.9 million and net income of $1.1 million for the three months ended March 31, 2016.

Financial Presentation

We have no separate operating activities apart from those conducted by Antero Midstream, and our cash inflows consist solely of distributions we receive relating to Antero Midstream’s distributions on its IDRs.

In addition, our historical results of operations do not reflect the incremental expenses we expect to incur as a result of being a publicly traded company.

Cash Distributions

We may not distribute all of the cash that we receive from Antero Midstream to our shareholders, as cash will be used to pay expenses and as our general partner may establish reserves for general and administrative and other expenses, future distributions and other purposes. For the three months ended March 31, 2017, all cash distributions have been made to Antero Investment.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to future financial results primarily as a result of the significant increase in the scope of Antero Midstream’s operations over the last several years. Antero Midstream’s gathering and compression and water handling and treatment systems are relatively new, having been substantially built within the last three years. Accordingly, Antero Midstream’s revenues and expenses over that time reflect the significant increase in operations. Similarly, Antero Resources has experienced significant changes in its production and drilling and completion schedule over that same period. As our revenue is predicated on Antero Midstream’s cash available for distribution, any change in Antero Midstream’s revenue and expenses could have a direct impact on us. Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of Operations

Three months ended March 31, 2016 compared to three months ended March 31, 2017 (in thousands):

			Amount of
	Three months ended March 31,		Increase	Percentage
	2016	2017	(Decrease)	Change
Equity in earnings of Antero Midstream Partners LP	$1,850	11,553	9,703	*
Total income	1,850	11,553	9,703	*
General and administrative expense	40	2,104	2,064	*
Equity-based compensation	—	8,323	8,323	*
Total expenses	40	10,427	10,387	*
Income before income taxes	1,810	1,126	(684)	(38)%
Provision for income taxes	(702)	(4,425)	(3,723)	*
Net income (loss) and comprehensive income (loss)	$1,108	(3,299)	(4,407)	*

* Not meaningful

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $2 million for the three months ended March 31, 2016 to $12 million for the three months ended March 31, 2017. Antero

Midstream’s per-unit distribution increased from $0.235 per unit in the first quarter of 2016 to $0.30 in the first quarter of 2017, resulting in the increase to equity in earnings of Antero Midstream.

General and administration expenses. General and administration expenses increased from less than $0.1 million for the three months ended March 31, 2016 to $2 million for the three months ended March 31, 2017. In the first quarter of 2016 we did not incur any significant general and administrative costs because we had no operations; however, in the first quarter of 2017 we incurred costs in connection with our IPO.

Equity-based compensation expenses. Equity-based compensation expenses increased from zero for the three months ended March 31, 2016 to $8 million for the three months ended March 31, 2017. The increase was due to the issuance of equity-based compensation in the form of Series B units. See Note 3 to the condensed consolidated financial statements.

Income tax expense. Income tax expense increased from $1 million for the three months ended March 31, 2016 to $4 million for the three months ended March 31, 2017. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream Partners LP related to the IDRs.

The difference between income tax expense and expected income tax expense computed by applying the federal statutory rate of 35% to pretax income is caused by nondeductible equity-based compensation and IPO expenses and state income taxes.

Net income (loss) and comprehensive income (loss). Net income (loss) and comprehensive income (loss) decreased from net income of $1 million for the three months ended March 31, 2016 to a net loss of $3 million for the three months ended March 31, 2017. The decrease was primarily due to an increase in equity-based compensation and general and administrative expenses, partially offset by the increase in equity in earnings of Antero Midstream Partners LP in the first quarter of 2017.

Capital Resources and Liquidity

Sources and Uses of Cash

Due to our interest in IDR LLC, we will receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs. This receipt is our only cash-generating asset and our main source of cash inflows.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $1 million for the three months ended March 31, 2016 and $7 million for the three months ended March 31, 2017. The increase in cash provided by operating activities for the three months ended March 31, 2017 was due to higher IDR distributions received from Antero Midstream.

Cash Flows Used in Investing and Financing Activities

We did not have any investing or financing cash flow activities during the three months ended March 31, 2016 or 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements.

Equity-Based Compensation

Equity-based compensation grants are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. Compensation cost for awards with graded vesting provisions is recognized on a straight line basis over the requisite service period of each separately vesting portion of the award. Estimating the fair value of each award involves a number of significant estimates including interest rates, expected volatility of our equity value, and expected distributions on the Series B units.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Antero Midstream, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which is included in this filing as Exhibit 99.1 and incorporated herein by reference as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

Item 1A. Risk Factors.

We are subject to the risks set forth in our prospectus dated May 3, 2017 and filed with the SEC on May 5, 2017 which were set forth under the caption “Risk Factors.” The risks described in our prospectus could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our prospectus and under the heading “Risk Factors” in Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 5.   Other Information.

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we, Antero Midstream GP LP, may be required to disclose in our annual and quarterly reports to the SEC, whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common shares and/or are members of our general partner’s board of directors, (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its affiliates. The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities, and neither we nor WP has independently verified or participated in the preparation of the disclosure. Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that one or more SEC-reporting affiliates of SAMIH intend to disclose in their next annual or quarterly SEC report that:

a) Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the first quarter of CY 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first quarter of calendar year (“CY”) 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the first quarter of CY 2017.

Item 6.   Exhibits.

The exhibits required to be filed pursuant to the requirements of Item 601 of Regulation S-K are set forth in the Exhibit Index accompanying this Form 10‑Q and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM GP LP

By:	AMGP GP LLC, its general partner

By:	/s/ Michael Kennedy
Michael Kennedy
Chief Financial Officer

Date:	June 2, 2017

EXHIBIT INDEX

3.1

Certificate of Conversion of Antero Resources Midstream Management LLC from a Delaware limited liability company to a Delaware limited partnership, dated as of May 4, 2017. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K (Commission File No. 001‑ 38075) filed on May 9, 2017).

3.2

Certificate of Limited Partnership of Antero Midstream GP LP, dated as of May 4, 2017 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8‑K (Commission File No. 001‑ 38075) filed on May 9, 2017).

3.3

Agreement of Limited Partnership of Antero Midstream GP LP, dated as of May 9, 2017, by and between AMGP GP LLC, as the General Partner, and Antero Resources Investment LLC, as the Organizational Limited Partner  (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8‑K (Commission File No. 001‑ 38075) filed on May 9, 2017).

3.4

Certificate of Formation of AMGP GP LLC, dated as of April 18, 2017 (incorporated by reference to Exhibit 3.5 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 24, 2017).

3.5

Limited Liability Company Agreement of AMGP GP LLC, dated as of May 9, 2017, by and among Warburg Pincus Private Equity X O&G, L.P., Warburg Pincus X Partners, L.P., Warburg Pincus Private Equity VIII, LP, Warburg Pincus Netherlands Private Equity VIII C.V.I, WP-WPVIII Investors, L.P., Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P., Paul M. Rady and Glen C. Warren, Jr. (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8‑K (Commission File No. 001‑ 38075) filed on May 9, 2017).

3.6

Agreement of Limited Partnership of Antero Midstream Partners LP dated as of November 10, 2014 (incorporated by reference to Exhibit 3.1 to Antero Midstream Partners LP's Current Report on Form 8-K filed November 17, 2014).

3.7

Amendment No. 1 dated February 23, 2016 to the Agreement of Limited Partnership of Antero Midstream Partners LP (incorporated by reference to Exhibit 3.4 to Antero Midstream Partners LP's Current Report on Form 10-K filed February 24, 2016).

3.8

Limited Liability Company Agreement of Antero IDR Holdings LLC dated December 31, 2016 (incorporated by reference to Exhibit 3.9 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 7, 2017).

4.1

Registration Rights Agreement, dated as of May 9, 2017, by and among Antero Midstream GP LP, Warburg Pincus Private Equity X O&G, L.P., Warburg Pincus X Partners, L.P., Warburg Pincus Private Equity VIII, LP, Warburg Pincus Netherlands Private Equity VIII C.V.I, WP-WPVIII Investors, L.P., Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P., Paul M. Rady and Glen C. Warren, Jr. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K (Commission File No. 001‑ 38075) filed on May 9, 2017).

4.2

Indenture, dated as of September 13, 2016, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Antero Midstream's Current Report on Form 8-K (Commission File No. 001-36719) filed on September 13, 2016).

4.3	Form of 5.375% Senior Note due 2024 (incorporated by reference to Exhibit 4.2 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on September 13, 2016).
4.4

Registration Rights Agreement, dated as of September 13, 2016, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the subsidiary guarantors named therein and J.P. Morgan Securities LLC as representative of the initial purchasers named therein (incorporated by reference to Exhibit 4.3 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on September 13, 2016).

4.5

Registration Rights Agreement, dated as of November 10, 2014, by and among Antero Midstream Partners LP and Antero Resources Corporation (incorporated by reference to Exhibit 10.5 to Antero Midstream's Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.1

Services Agreement, dated as of May 9, 2017, by and among Antero Midstream GP LP, AMGP GP LLC, Antero IDR Holdings LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on September 13, 2016).

10.2

Form of Antero Midstream GP LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 7, 2017).

10.3

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 24, 2017).

10.4

Gathering and Compression Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.2 to Antero Midstream Partners LP's Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.5

Water Services Agreement, dated as of September 23, 2015, by and between Antero Resources Corporation and Antero Water LLC (incorporated by reference to Exhibit 10.5 to Antero Midstream Partners LP's Quarterly Report on Form 10-Q (Commission File No. 001-36719) filed on October 28, 2015).

10.6

Credit Agreement, dated as of November 10, 2014, among Antero Midstream Partners LP and certain of its subsidiaries, certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, l/c issuer and swingline lender and the other parties thereto (incorporated by reference to Exhibit 10.6 to Antero Midstream Partners LP's Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.7

First Amendment and Joinder Agreement, dated as of September 23, 2015 (incorporated by reference to Exhibit 10.3 to Antero Midstream Partners LP’s Current Report on Form 8-K (Commission File No. 001-36719) filed on September 24, 2015).

10.8

Second Amendment and Joinder Agreement, dated as of October 4, 2016 (incorporated by reference to Exhibit 10.3 to Antero Midstream Partners LP’s Quarterly Report on Form 10-Q (Commission File No. 001-36120) filed on October 26, 2016).

10.9

Second Amendment to Credit Agreement, by and among Antero Midstream Partners LP, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Antero Midstream Partners LP's Current Report on Form 8-K (Commission File No. 001-36719) filed on April 11, 2017).

10.10

Amended and Restated Contribution Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream Partners LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.11

Form of Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to Antero Resources Midstream LLC's Registration Statement on Form S-1, filed on July 11, 2014, File No. 333-193798).

10.12

Common Unit Purchase Agreement, dated as of September 17, 2015, by and among Antero Midstream Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Antero Midstream Partners LP's Current Report on Form 8-K (Commission File No. 001-36719) filed on September 18, 2015).

10.13

Secondment Agreement, dated as of September 23, 2015, by and between Antero Midstream Partners LP, Antero Resources Midstream Management LLC, Antero Midstream LLC, Antero Water LLC, Antero Treatment LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.1 to Antero Midstream Partners LP's Current Report on Form 8-K (Commission File No. 001-36719) filed on September 24, 2015).

10.14

Amended and Restated Services Agreement, dated as of September 23, 2015, by and among Antero Midstream Partners LP, Antero Resources Midstream Management LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.2 to Antero Midstream Partners LP's Current Report on Form 8-K (Commission File No. 001-36719) filed on September 24, 2015).

10.15

License Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream Partners LP (incorporated by reference to Exhibit 10.4 to Antero Midstream Partners LP's Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

10.16

First Amended and Restated Right of First Offer Agreement, dated as of February 6, 2017, but effective as of January 1, 2017, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.1 to Antero Midstream Partners LP's Current Report on Form 8-K (Commission File No. 001-36719) filed on February 6, 2017).

31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Antero Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.
101	*

The following financial information from this Form 10‑Q of ANTERO MIDSTREAM GP LP for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10‑Q.