Form 10-Q
period 2017-06-30
Antero Midstream GP LP
filed 2017-08-02
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

☒ Yes  ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act)  ☐ Yes  ☒ No

As of July 27, 2017, there were 186,174,063 common shares representing limited partner interests outstanding.

EXPLANATORY NOTE

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, Antero Resources Midstream Management, LLC, and (ii) beginning on May 4, 2017, Antero Midstream GP LP. We are traded on the New York Stock Exchange (NYSE: AMGP). We own 100% of the membership interests of Antero Midstream Partners GP LLC, which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which entity owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR distributions earned by us through May 9, 2017 have been or will be distributed to Antero Resources Investment LLC (“Antero Investment”), the sole member of ARMM for all periods prior to the IPO, net of any related liabilities including income taxes through that date and expenses of the IPO.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. We own the general partner of Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and all of the capital interests in the owner of the incentive distribution rights (“IDRs”) in Antero Midstream. Antero Midstream is a master limited partnership 58.4% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to primarily service Antero Resources’ production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. Because the IDRs are our sole source of revenues, all potential risks and uncertainties that affect the results of operations, financial condition, or forecasts of future events of either Antero Resources or Antero Midstream will also affect us. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

We caution you that these forward looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our and Antero Midstream’s control, incident to Antero Midstream’s business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this Quarterly Report on Form 10-Q and in Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

PART I—FINANCIAL INFORMATION

Antero Midstream GP LP

Condensed Consolidated Balance Sheets

December 31, 2016 and June 30, 2017

(Unaudited)

(In thousands)

	December 31, 2016	June 30, 2017
Assets
Current assets:
Cash	$9,609	11,391
Accounts receivable - related party	217	358
Total current assets	9,826	11,749
Investment in Antero Midstream Partners LP	7,543	15,328
Total assets	$17,369	27,077

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$—	347
Accrued liabilities	426	1,483
Income taxes payable	6,674	3,584
Total current liabilities	7,100	5,414
Liability for equity-based compensation	—	2,723
Total liabilities	7,100	8,137
Partners' capital	10,269	18,940
Total liabilities and partners' capital	$17,369	27,077

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended June 30, 2016 and 2017

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2016	2017
Equity in earnings of Antero Midstream Partners LP	$2,731	15,328
Total income	2,731	15,328
General and administrative expense	145	3,203
Equity-based compensation	—	9,631
Total expenses	145	12,834
Income before income taxes	2,586	2,494
Provision for income taxes	(1,036)	(5,755)
Net income (loss) and comprehensive income (loss)	$1,550	(3,261)

Net loss attributable to Antero Midstream GP LP subsequent to IPO		$(1,621)

Net loss per common share		$(0.01)

Weighted average number of common shares outstanding (basic and diluted):		186,170

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2016 and 2017

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2016	2017
Equity in earnings of Antero Midstream Partners LP	$4,581	26,881
Total income	4,581	26,881
General and administrative expense	185	5,307
Equity-based compensation	—	17,954
Total expenses	185	23,261
Income before income taxes	4,396	3,620
Provision for income taxes	(1,738)	(10,180)
Net income (loss) and comprehensive income (loss)	$2,658	(6,560)

Net loss attributable to Antero Midstream GP LP subsequent to IPO		$(1,621)

Net loss per common share		$(0.01)

Weighted average number of common shares outstanding (basic and diluted):		186,170

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statement of Partners’ Capital

Six Months Ended June 30, 2017

(Unaudited)

(In thousands)

	Common Shares Representing Limited Partner Interests	Antero Resources Midstream Management LLC Members' Equity	Partners' Capital
Balance at December 31, 2016	$—	10,269	10,269
Pre-IPO net loss and comprehensive loss	—	(4,939)	(4,939)
Pre-IPO equity-based compensation	—	10,237	10,237
Conversion of Antero Resources Midstream Management LLC to a limited partnership	15,567	(15,567)	—
Post-IPO net loss and comprehensive loss	(1,621)	—	(1,621)
Post-IPO equity-based compensation	4,994	—	4,994
Balance at June 30, 2017	$18,940	—	18,940

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2017

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2016	2017
Cash flows provided by operating activities:
Net income (loss)	$2,658	(6,560)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of Antero Midstream Partners LP	(4,581)	(26,881)
Distributions received from Antero Midstream Partners LP	2,819	19,096
Equity-based compensation	—	17,954
Deferred income taxes	(368)	—
Changes in current assets and liabilities:		—
Accounts receivable - related party	(201)	(141)
Accounts payable	—	347
Accrued liabilities	145	1,057
Income taxes payable	1,941	(3,090)
Net cash provided by operating activities	2,413	1,782
Cash flows used in investing activities	—	—
Cash flows used in financing activities	—	—
Net increase in cash	2,413	1,782
Cash, beginning of period	72	9,609
Cash, end of period	$2,485	11,391

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

(1)   Business and Organization

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, Antero Midstream GP LP. We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings LLC (“IDR LLC”), which entity owns the incentive distribution rights (“IDRs”) in Antero Midstream.  IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions (see Note 3—Long-Term Incentive Plans).

Our only income results from distributions made on the IDRs of Antero Midstream. IDRs entitle holders to receive cash distributions from Antero Midstream when distributions exceed certain target amounts (see Note 4 – Distributions from Antero Midstream).  We are taxed as a corporation for U.S. federal income tax purposes and we refer to our outstanding limited partner interests as common shares.

We are managed by our general partner, AMGP GP LLC (“AMGP GP”), who will establish the quarterly cash distribution for our shares payable to shareholders. AMGP GP has a board of directors appointed by certain members of Antero Resources Investment LLC (“Antero Investment”) the former member of ARMM. Following the completion of our IPO, certain of our directors and executive officers own AMGP common shares as well as Series B Units in IDR LLC. In addition, certain of our directors and executive officers own a portion of Antero Resources Corporation’s (“Antero Resources”) (NYSE: AR) common stock and Antero Midstream’s common units. We have an agreement with Antero Resources to provide general and administrative services to us for a fee of $0.5 million per year, subject to annual inflation adjustments. We also incur recurring direct expenses for the costs associated with being a publicly traded entity.

IDR distributions earned by us through May 9, 2017 have been or will be distributed to Antero Investment for all periods prior to the IPO, net of any related liabilities including income taxes through that date and expenses of the IPO.

Antero Midstream was formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ oil and gas producing assets. Both Antero Midstream and Antero Resources’ assets are located in the Marcellus Shale and Utica Shale located in West Virginia and Ohio. Antero Midstream’s assets consist of gathering pipelines, compressor stations, and water handling and treatment systems, which provide midstream services to Antero Resources under long term, fixed fee contracts. The Partnership also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”). Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with Antero Midstream’s audited combined consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2016, as well as Antero Midstream’s unaudited condensed consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. The accompanying unaudited condensed financial statements of AMGP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of our financial position as of December 31, 2016 and June 30, 2017, and our results of operations and cash flows for the three and six months ended June 30, 2016 and 2017. We have no items of other comprehensive income (loss); therefore, our net income (loss) is identical to our comprehensive income (loss). Operating results for the period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

As of the date these condensed consolidated financial statements were filed with the SEC, AMGP completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified other than as disclosed in Note 7 – Subsequent Events.

(b)   Principles of Consolidation

The condensed consolidated financial statements include the accounts of Antero Midstream GP LP and its wholly-owned subsidiaries AMP GP and IDR LLC.

(c)   Investment in Antero Midstream

We have determined that Antero Midstream is a variable interest entity (“VIE”) for which we are not the primary beneficiary and therefore do not consolidate. We have concluded that Antero Resources is the primary beneficiary of Antero Midstream and should consolidate its financial statements. Antero Resources is the primary beneficiary based on its power to direct the activities that most significantly impact Antero Midstream’s economic performance and its obligations to absorb losses or receive benefits of Antero Midstream that could be significant to it. Antero Resources owns approximately 58.4% of the outstanding limited partner interests in Antero Midstream and its officers and management group also act as management of Antero Midstream. Antero Midstream was formed to own, operate and develop midstream energy assets to service Antero Resources’ production under long term contracts as described herein. We do not own any limited partnership interests in Antero Midstream and have no capital interests in Antero Midstream. We have not provided and do not anticipate providing financial support to Antero Midstream.

Antero Resources and Antero Midstream have contracts with 20 year initial terms and automatic renewal provisions, whereby Antero Resources has dedicated the gathering and compression rights, water delivery and handling services, and gas processing rights to Antero Midstream on a fee basis on all of its current and future acreage, excluding any pre-existing dedications or third-party commitments. The contracts call for Antero Resources to present, in advance, drilling and completion plans in order for Antero Midstream to put in place gathering and compression, water handling, and gas processing assets to service Antero Resources’ assets. The drilling and completion capital investment decisions made by Antero Resources controls the development and operation of all of Antero Midstream’s assets. Antero Resources therefore controls the activities that most significantly impact Antero Midstream’s economic performance. Because of these contractual obligations and the capital requirements related to these obligations, Antero Midstream has devoted and, for the foreseeable future, will devote substantially all of its resources to servicing Antero Resources’ operations and revenues from Antero Resources will provide substantially all of Antero Midstream’s financial support and therefore

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

its ability to finance its operations. Because of the long term contractual commitment to support Antero Resources’ substantial growth plans, Antero Midstream will be practically and physically constrained from providing any substantive amount of services to third parties.

Our ownership of the non-economic general partner interest in Antero Midstream provides us with significant influence over Antero Midstream, but not control over the decisions that most significantly impact the economic performance of Antero Midstream. Our ownership of IDRs of Antero Midstream entitles us to receive cash distributions from Antero Midstream when distributions exceed certain target amounts. The ownership of these interests and IDRs do not require us to provide financial support to Antero Midstream. We obtained these interests upon our formation for no consideration. Therefore, they have no cost basis and are classified as long term investments. Our share of Antero Midstream’s earnings as a result of our ownership of IDRs is accounted for using the equity method of accounting. We recognize distributions earned from Antero Midstream as “Equity in earnings of Antero Midstream Partners LP” on our statement of operations in the period in which they are earned and are allocated to our capital account. Our long term interest in IDRs on the balance sheet is recorded in “Investment in Antero Midstream Partners LP.” The ownership of the general partner interests and IDRs do not provide us with any claim to the assets of Antero Midstream other than the balance in our Antero Midstream capital account. IDRs are recognized as earned and increase our capital account and equity investment. When these distributions are paid to us they reduce our capital accounts and our equity investment in Antero Midstream. See Note 4—Distributions from Antero Midstream.

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

Equity-based compensation expense of $18.0 million and IPO costs of $5.0 million are not and will not be deductible for federal income tax purposes and, along with the effect of state taxes, account for the difference between the federal tax rate of 35% and the rate at which the income tax expense was provided for the six months ended June 30, 2017.

(f)   General and Administrative Expenses

General and administrative costs incurred during 2016 and 2017 primarily relate to legal and other costs incurred in connection with our IPO. Post-IPO general and administrative expense consist primarily of management fees paid to Antero Resources, and other legal and administrative expenses.

(g) Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures , clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long ‑lived assets). The fair value is the price that we estimate would be received to sell

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

(3)   Long-Term Incentive Plans

IDR LLC has 99,500 Series B Units authorized and outstanding that entitle the holders to receive up to 6% of the amount of the distributions that Antero Midstream makes on its IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions.  Series B Units issued to common law employees of AMGP, including officers of AMGP and Antero Resources employees who provide services directly to AMGP, are classified as equity awards. Series B Units issued to Antero Resources employees who are not common law employees of AMGP are classified as liability awards. IDR LLC granted 92,000 Series B Units that are equity classified awards and 8,000 Series B Units that are liability classified awards. During the second quarter of 2017, 500 Series B Units that were equity classified awards were forfeited. The Series B Units vest ratably over a three year period. The holders of vested Series B Units have the right to convert the units to common shares with a value equal to their pro rata share of up to 6% of any increase in our equity value in excess of $2.0 billion. In no event will the aggregate number of newly issued common shares exceed 6% of the total number of our issued and outstanding common shares.

For equity classified awards, we recognize expense for the grant date fair value of the awards over the vesting period of the awards. Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period.  The grant date fair value of the Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including a floor equity value of $2.0 billion, expected volatility of 43% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.45%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit was $999 when they were issued.

For liability classified awards, we recognize expense for the fair value of the awards over the vesting period of the awards. Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period. We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, over the vesting period. At June 30, 2017, the fair value of the Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including an equity value of $4.1 billion, expected volatility of 42% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.28%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit at June 30, 2017 is $2,042.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

We recognized expense, of $9.6 million, of which $7.5 million is classified as equity awards and $2.1 million is classified as liability awards, during the three months ended June 30, 2017. We recognized expense of $18.0 million, of which $15.3 million is classified as equity awards and $2.7 million is classified as liability awards, during the six months ended June 30, 2017. As of June 30, 2017, there was $89.8 million of unamortized compensation expense related to nonvested Series B Units that is expected to be recognized over the next 2.5 years.

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

On April 17, 2017, we also adopted the Antero Midstream GP LP Long-Term Incentive Plan (“2017 LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of Antero Resources are eligible to receive awards representing equity interests in AMGP. An aggregate of 930,851 common shares may be delivered pursuant to awards under the 2017 LTIP, subject to customary adjustments. As of June 30, 2017, no awards had been made under the 2017 LTIP.

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

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

From the initial public offering of Antero Midstream in the fourth quarter of 2014 through June 30, 2017, distributions per common unit and distributions related to the IDRs were as follows:

Quarter and Year	Distribution Date	Antero Midstream Distribution Amount per Common Unit	Income Attributable to IDRs ($ thousands)
Q4 2014	February 27, 2015	$0.0943	$—
Q1 2015	May 27, 2015	$0.1800	$—
Q2 2015	August 27, 2015	$0.1900	$—
Q3 2015	November 30, 2015	$0.2050	$295
Q4 2015	February 29, 2016	$0.2200	$969
Q1 2016	May 25, 2016	$0.2350	$1,850
Q2 2016	August 24, 2016	$0.2500	$2,731
Q3 2016	November 24, 2016	$0.2650	$4,820
Q4 2016	February 8, 2017	$0.2800	$7,543
Q1 2017	May 10, 2017	$0.3000	$11,553
Q2 2017	August 16, 2017	$0.3200	$15,328

IDR distributions paid by Antero Midstream relating to periods prior to May 9, 2017, the closing of our IPO, have been or will be distributed to Antero Investment.

(5)   Related Party Transactions

Certain of AMGP’s shareholders, including members of its executive management group, own a significant interest in AMGP and, either through their representatives or directly, serve as members of the Board of Directors for Antero Resources and the Boards of Directors for the general partners of Antero Midstream and AMGP.  These same groups or individuals own common shares in Antero Resources and limited partner interests Antero Midstream.  AMGP’s executive management group also manages the operations and business affairs of Antero Resources and Antero Midstream.

(a) Accounts receivable – related party

Accounts receivable at December 31, 2016 and June 30, 2017 includes general and administrative expenses of $0.2 million and $0.4 million respectively, paid by AMGP on behalf of Antero Investment.

(b) Accounts payable

Accounts payable at December 31, 2016 and June 30, 2017 includes $0.3 million payable to Antero Resources for general and administrative expenses.

(6)   Summarized Financial Information for Antero Midstream

Summarized financial information for Antero Midstream, our investee accounted for using the equity method of accounting, is included in this note. The following tables present summarized income statement and balance sheet information for Antero Midstream (in thousands).

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and June 30, 2017

Summarized Antero Midstream Income Statement Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
	(in thousands)
Revenues	$136,810	193,766	272,882	368,536
Operating expenses	83,503	101,199	172,955	194,272
Operating income	$53,307	92,567	99,927	174,264
Net income	49,912	87,175	92,829	162,267
Net income attributable to incentive distribution rights	(2,731)	(15,328)	(4,581)	(26,881)
Limited partners' interest in net income	$47,181	71,847	88,248	135,386

Summarized Antero Midstream Balance Sheet Information

	December 31, 2016	June 30, 2017
	(in thousands)
Current assets	$79,950	98,126
Non-current assets	$2,269,945	2,663,811
Current liabilities	$82,013	95,366
Non-current liabilities	$1,045,072	1,147,618
Partners' capital	$1,222,810	1,518,953

(7)Subsequent Events

The board of directors of our general partner has declared a cash distribution of $0.027 per share for the quarter ended June 30, 2017. The distribution reflects pro-rated distribution for the quarter from the closing of our IPO on May 9, 2017 through June 30, 2017. The distribution will be payable on August 23, 2017 to shareholders of record as of August 3, 2017.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the condensed consolidated financial statements, and notes thereto, included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed consolidated financial statements. This discussion contains forward looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on these items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors” and the section entitled “Cautionary Statement Regarding Forward Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the final prospectus dated May 3, 2017, filed with the SEC on May 5, 2017, and Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Overview

We are a Delaware limited partnership that is taxed as a corporation for U.S. federal income tax purposes. We own 100% of the membership interests in Antero Midstream Partners GP LLC, which owns the non-economic general partner interest in Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and we own all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions tha Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions. Antero Midstream is a growth-oriented master limited partnership 58.4% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) and formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ rapidly increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. We believe that Antero Midstream’s strategically located assets and integrated relationship with Antero Resources position it to be a leading Appalachian midstream provider across the full midstream value chain.

Our revenues are generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC. Because our success is dependent upon the operations and management of Antero Midstream and its resulting performance, Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202. Our telephone number is (303) 357‑7310. Our website is located at www.anteromidstreamgp.com.

We will make available free of charge our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q and our Current Reports on Form 8‑K as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. These documents are located on our website under the “Investors Relations” link.

Information on our website is not incorporated into this Quarterly Report on Form 10‑Q or our other filings with the SEC and is not a part of them.

Second Quarter 2017 Developments and Highlights

Cash Distributions

We distribute cash available for distribution to our shareholders. Cash available for distribution is the cash distribution received from Antero Midstream reduced by reserves for estimated federal and state income taxes, general and administrative expenses, and reserves for other purposes deemed necessary by the board of directors of our general partner. Our calculation of estimated cash available for distribution for the period indicated is as follows (in thousands):

Six Months Ended June 30, 2017
Cash distributions from Antero Midstream Partners LP	$26,881
General and administrative expenses	(5,307)
Provision for income taxes	(10,180)
Reserve for distribution on unvested Series B Units	(709)
Cash available for distribution	$10,685

Cash available for distribution attributable to Antero Midstream Partners LP subsequent to IPO	$4,969

The board of directors of our general partner has declared a cash distribution of $0.027 per share for the quarter ended June 30, 2017. The distribution reflects pro-rated distribution for the quarter from the closing of our IPO on May 9, 2017 through June 30, 2017. The distribution will be payable on August 23, 2017 to shareholders of record as of August 3, 2017.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to future financial results primarily as a result of the significant increase in the scope of Antero Midstream’s operations over the last several years. Antero Midstream’s gathering and compression and water handling and treatment systems are relatively new, as a substantial portion of these assets have built within the last four years. Accordingly, Antero Midstream’s revenues and expenses over that time reflect the significant increase in operations. Similarly, Antero Resources has experienced significant changes in its production and drilling and completion schedule over that same period. As our revenue is predicated on Antero Midstream’s cash available for distribution, any change in Antero Midstream’s revenue and expenses could have a direct impact on us. Accordingly, it may be difficult to project trends from our historical financial data going forward. In addition, our historical results of operations do not reflect the incremental expenses we expect to incur as a result of being a publicly traded company.

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2017 (in thousands):

			Amount of
	Three Months Ended June 30,		Increase
	2016	2017	(Decrease)
Equity in earnings of Antero Midstream Partners LP	$2,731	15,328	12,597
Total income	2,731	15,328	12,597
General and administrative expense	145	3,203	3,058
Equity-based compensation	—	9,631	9,631
Total expenses	145	12,834	12,689
Income before income taxes	2,586	2,494	(92)
Provision for income taxes	(1,036)	(5,755)	(4,719)
Net income (loss) and comprehensive income (loss)	$1,550	(3,261)	(4,811)

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $2.7 million for the three months ended June 30, 2016 to $15.3 million for the three months ended June 30, 2017. Antero Midstream’s per-unit distribution increased from $0.25 per unit in the second quarter of 2016 to $0.32 in the second quarter of 2017, resulting in the increase in IDRs and resulting increase in our equity in earnings of Antero Midstream.

General and administration expenses. General and administration expenses increased from less than $0.2 million for the three months ended June 30, 2016 to $3.2 million for the three months ended June 30, 2017. In the second quarter of 2016, we did not incur any significant general and administrative costs because we had no operations; however, in the second quarter of 2017 we incurred approximately $2.9 million of general and administrative costs primarily in connection with our IPO.

Equity-based compensation expenses. Equity-based compensation expenses increased from zero for the three months ended June 30, 2016 to $9.6 million for the three months ended June 30, 2017. The increase was due to the issuance of equity-based compensation in the form of Series B Units. See Note 3 to the condensed consolidated financial statements.

Income tax expense. Income tax expense increased from $1.1 million for the three months ended June 30, 2016 to $5.8 million for the three months ended June 30, 2017. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream Partners LP related to the IDRs.

The difference between income tax expense and expected income tax expense computed by applying the federal statutory rate of 35% to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses and state income taxes.

Net income (loss) and comprehensive income (loss). Net income (loss) and comprehensive income (loss) decreased from net income of $1.6 million for the three months ended June 30, 2016 to a net loss of $3.3 million for the three months ended June 30, 2017. The decrease was primarily due to an increase in equity-based compensation and general and administrative expenses, partially offset by the increase in equity in earnings of Antero Midstream Partners LP in the second quarter of 2017.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2017 (in thousands):

			Amount of
	Six Months Ended June 30,		Increase
	2016	2017	(Decrease)
Equity in earnings of Antero Midstream Partners LP	$4,581	26,881	22,300
Total income	4,581	26,881	22,300
General and administrative expense	185	5,307	5,122
Equity-based compensation	—	17,954	17,954
Total expenses	185	23,261	23,076
Income before income taxes	4,396	3,620	(776)
Provision for income taxes	(1,738)	(10,180)	(8,442)
Net income (loss) and comprehensive income (loss)	$2,658	(6,560)	(9,218)

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $4.6 million for the six months ended June 30, 2016 to $26.9 million for the six months ended June 30, 2017. Antero Midstream’s per-unit distribution increased from $0.25 per unit in the second quarter of 2016 to $0.32 in the second quarter of 2017, resulting in the increase in IDRs and resulting increase in our equity in earnings of Antero Midstream.

General and administration expenses. General and administration expenses increased from $0.2 million for the six months ended June 30, 2016 to $5.3 million for the six months ended June 30, 2017. In the second quarter of 2016 we did not incur any significant general and administrative costs because we had no operations; however, in the second quarter of 2017 we incurred approximately $5.0 million of general and administrative costs primarily in connection with our IPO.

Equity-based compensation expenses. Equity-based compensation expenses increased from zero for the six months ended June 30, 2016 to $18.0 million for the six months ended June 30, 2017. The increase was due to the issuance of equity-based compensation in the form of Series B Units. See Note 3 to the condensed consolidated financial statements.

Income tax expense. Income tax expense increased from $1.7 million for the six months ended June 30, 2016 to $10.2 million for the six months ended June 30, 2017. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream Partners LP related to the IDRs.

The difference between income tax expense and expected income tax expense computed by applying the federal statutory rate of 35% to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses and state income taxes.

Net income (loss) and comprehensive income (loss). Net income (loss) and comprehensive income (loss) decreased from net income of $2.7 million for the six months ended June 30, 2016 to a net loss of $6.6 million for the six months ended June 30, 2017. The decrease was primarily due to an increase in equity-based compensation and general and administrative expenses, partially offset by the increase in equity in earnings of Antero Midstream Partners LP in 2017.

Capital Resources and Liquidity

Sources and Uses of Cash

As a result of our interest in IDR LLC, we will receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs. Our interest in the IDR distributions is our only cash-generating asset.  We expect that capital resources generated from IDR distributions from Antero Midstream will be adequate to meet our working capital requirements and expected quarterly cash distributions for at least the next twelve months.

Cash Flows Provided by Operating Activities

Although distributions from Antero Midstream increased by $16.3 million in 2017 compared to 2016, general and administrative expenses (primarily attributable to the IPO) increased by $5.1 million, and $13.3 million of cash was paid in 2017 for 2016 and 2017 income taxes. These changes together with other working capital items, resulted in cash provided by operating activities remaining at $2.4 million for the six months ended June 30, 2016 and $1.8 million for the six months ended June 30, 2017.

Cash Flows Used in Investing and Financing Activities

We did not have any investing or financing cash flow activities during the three months ended June 30, 2016 or 2017.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Antero Midstream, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

Item 1A. Risk Factors.

We are subject to the risks set forth in our prospectus dated May 3, 2017 and filed with the SEC on May 5, 2017 that were set forth under the caption “Risk Factors.” The risks described in our prospectus could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our prospectus and under the heading “Risk Factors” in Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference. We may experience additional risks and uncertainties not currently known to us, or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Certain holders of our common shares have investments in our affiliates that may conflict with the interests of other holders of our common shares.

Certain funds affiliated with Warburg Pincus LLC (“Warburg”), certain funds affiliated with Yorktown Partners LLC (“Yorktown”), Paul M. Rady and Glen C. Warren, Jr. (collectively, the “Sponsors”) collectively own 100% of our general partner, a majority of our outstanding common shares and a portion of the Series B Units in IDR LLC.  Affiliates of Warburg and Yorktown, Mr. Rady and Mr. Warren serve as members of the board of directors of our general partner and board of directors of Antero Resources, and each of  Warburg and Yorktown are controlled in part by individuals who serve as members of the board of directors of our general partner and the board of directors of Antero Resources. The Sponsors also own common units representing limited partner interests in Antero Midstream and shares of common stock in Antero Resources. As a result of their investments in Antero Midstream and Antero Resources, the Sponsors may have conflicts of interest with other holders of our common shares. These conflicts of interest could arise in the future between us, on the one hand, and the Sponsors, on the other hand, regarding, among other things, decisions to modify or limit the IDRs in the future, the terms of our agreements with Antero Midstream and Antero Resources and their respective subsidiaries and the pursuit of potentially competitive business activities or business opportunities.

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

The description of the activities below has been provided to us by Warburg, affiliates of which: (i) beneficially own more than 10% of our outstanding common shares and/or are members of our general partner’s board of directors, (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by SAMIH and its affiliates. The disclosure does not relate to any activities conducted by us or by Warburg and does not involve our or Warburg’s management. Neither we nor Warburg has had any involvement in or control over the disclosed activities, and neither we nor Warburg has independently verified or participated in the preparation of the disclosure. Neither we nor Warburg is representing as to the accuracy or completeness of the disclosure nor do we or Warburg undertake any obligation to correct or update it.

We understand that one or more SEC-reporting affiliates of SAMIH intend to disclose in their next annual or quarterly SEC report that:

a) Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the first half of calendar year (“CY”) 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the first half of CY 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the first half of CY 2017.

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

ANTERO MIDSTREAM GP LP

By:	AMGP GP LLC, its general partner

By:	/s/ Michael Kennedy
Michael Kennedy
Chief Financial Officer

Date:	August 2, 2017

EXHIBIT INDEX

3.1

Certificate of Conversion of Antero Resources Midstream Management LLC from a Delaware limited liability company to a Delaware limited partnership, dated as of May 4, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K (Commission File No. 001‑ 38075) filed on May 9, 2017).

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

3.7

Amendment No. 1 dated February 23, 2016 to the Agreement of Limited Partnership of Antero Midstream Partners LP (incorporated by reference to Exhibit 3.4 to Antero Midstream Partners LP's Annual Report on Form 10-K filed February 24, 2016).

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

10.1

Services Agreement, dated as of May 9, 2017, by and among Antero Midstream GP LP, AMGP GP LLC, Antero IDR Holdings LLC and Antero Resources Corporation (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8‑K (Commission File No. 001‑38705) filed on May 9, 2017).

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

31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Antero Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.
101	*

The following financial information from this Form 10‑Q of ANTERO MIDSTREAM GP LP for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10‑Q.