Form 10-Q
period 2017-09-30
Antero Midstream GP LP
filed 2017-11-01
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2017, there were 186,181,975 common shares representing limited partner interests outstanding.

EXPLANATORY NOTE

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, AMGP. We are traded on the New York Stock Exchange (NYSE: AMGP). We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which entity owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR distributions earned by us through May 9, 2017 were distributed to Antero Resources Investment LLC (“Antero Investment”), the sole member of ARMM for all periods prior to the IPO which was liquidated on October 31, 2017, net of any related liabilities including income taxes through that date and expenses of the IPO.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. We own the general partner of Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and all of the capital interests in the owner of the incentive distribution rights (“IDRs”) in Antero Midstream. Antero Midstream is a master limited partnership 53.0% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to primarily service Antero Resources’ production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. Because the IDRs are our sole source of revenues, all potential risks and uncertainties that affect the results of operations, financial condition, or forecasts of future events of either Antero Resources or Antero Midstream will also affect us. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our ability to pay distributions to our common shareholders;
•	our expected receipt of, and the amounts of, distributions from Antero Midstream and IDR LLC in respect of the IDRs;
•	Antero Resources’ expected production and ability to execute its drilling and development plan;
•	our and Antero Midstream’s business strategies;
•	Antero Midstream’s ability to realize the anticipated benefits of investing in unconsolidated affiliates;
•	natural gas, natural gas liquids (“NGLs”), and oil prices;
•	competition and government regulations;
•	actions taken by third party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting gathering and compression operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding Antero Midstream’s future operating results; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our and Antero Midstream’s control, incident to Antero Midstream’s business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flow and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this Quarterly Report on Form 10-Q, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and in Antero Midstream’s Quarterly Reports on Form 10-Q for the quarters March 3, 2017 and June 30, 2017.

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

PART I—FINANCIAL INFORMATION

Antero Midstream GP LP

Condensed Consolidated Balance Sheets

December 31, 2016 and September 30, 2017

(Unaudited)

(In thousands)

	December 31, 2016	September 30, 2017
Assets
Current assets:
Cash	$9,609	2,419
Accounts receivable - related party	217	—
Prepaid expenses	—	49
Total current assets	9,826	2,468
Investment in Antero Midstream Partners LP	7,543	19,067
Total assets	$17,369	21,535

Liabilities and Partners' Capital
Current liabilities:
Accrued liabilities	426	611
Income taxes payable	6,674	8,900
Total current liabilities	7,100	9,511
Liability for equity-based compensation	—	3,344
Total liabilities	7,100	12,855
Partners' capital (186,174 shares issued and outstanding at September 30, 2017)	10,269	8,680
Total liabilities and partners' capital	$17,369	21,535

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2016 and 2017

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2016	2017
Equity in earnings of Antero Midstream Partners LP	$4,807	19,067
Total income	4,807	19,067
General and administrative expense	205	615
Equity-based compensation	—	8,317
Total expenses	205	8,932
Income before income taxes	4,602	10,135
Provision for income taxes	(1,825)	(7,157)
Net income and comprehensive income	$2,777	2,978

Net income per common share - basic and diluted		$0.02

Weighted average number of common shares outstanding - basic		186,173
Weighted average number of common shares outstanding - diluted		191,175

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Nine Months Ended September 30, 2016 and 2017

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2016	2017
Equity in earnings of Antero Midstream Partners LP	$9,388	45,948
Total income	9,388	45,948
General and administrative expense	390	5,922
Equity-based compensation	—	26,271
Total expenses	390	32,193
Income before income taxes	8,998	13,755
Provision for income taxes	(3,563)	(17,337)
Net income (loss) and comprehensive income (loss)	$5,435	(3,582)

Net income attributable to Antero Midstream GP LP subsequent to IPO		$1,357

Net income per common share - basic and diluted		$0.01

Weighted average number of common shares outstanding - basic		186,172
Weighted average number of common shares outstanding - diluted		191,191

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statement of Partners’ Capital

Nine Months Ended September 30, 2017

(Unaudited)

(In thousands)

	Common Shares Representing Limited Partner Interests	Antero Resources Midstream Management LLC Members' Equity	Partners' Capital
Balance at December 31, 2016	$—	10,269	10,269
Pre-IPO net loss and comprehensive loss	—	(4,939)	(4,939)
Pre-IPO equity-based compensation	—	10,237	10,237
Conversion of Antero Resources Midstream Management LLC to a limited partnership	15,567	(15,567)	—
Post-IPO net income and comprehensive income	1,357	—	1,357
Post-IPO equity-based compensation	12,690	—	12,690
Distributions to Antero Resources Investment LLC	(15,908)	—	(15,908)
Distributions to shareholders	(5,026)	—	(5,026)
Balance at September 30, 2017	$8,680	—	8,680

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2017

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2016	2017
Cash flows provided by operating activities:
Net income (loss)	$5,435	(3,582)
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of Antero Midstream Partners LP	(9,388)	(45,948)
Distributions received from Antero Midstream Partners LP	5,550	34,424
Equity-based compensation	—	26,271
Deferred income taxes	(368)	—
Changes in current assets and liabilities:
Accounts receivable - related party	(202)	—
Prepaid expenses	—	(49)
Accounts payable	—	—
Accrued liabilities	350	185
Income taxes payable	3,741	2,226
Net cash provided by operating activities	5,118	13,527
Cash flows used in investing activities	—	—
Cash flows used in financing activities
Distributions to Antero Resources Investment LLC	—	(15,691)
Distributions to shareholders	—	(5,026)
Net cash used in financing activities	—	(20,717)
Net increase (decrease) in cash	5,118	(7,190)
Cash, beginning of period	72	9,609
Cash, end of period	$5,190	2,419

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

(1)   Business and Organization

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, AMGP. We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings LLC (“IDR LLC”), which entity owns the incentive distribution rights (“IDRs”) in Antero Midstream.  IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions (see Note 3—Long-Term Incentive Plans).

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

We are managed by our general partner, AMGP GP LLC (“AMGP GP”), who establishes the quarterly cash distribution for our common shares payable to shareholders. AMGP GP has a board of directors appointed by certain former members of Antero Resources Investment LLC (“Antero Investment”), the former sole member of ARMM which was liquidated on October 31, 2017. Following the completion of our IPO, certain of our directors and executive officers own AMGP common shares as well as Series B Units in IDR LLC. In addition, certain of our directors and executive officers own a portion of Antero Resources Corporation’s (“Antero Resources”) (NYSE: AR) common stock and Antero Midstream’s common units. We have an agreement with Antero Resources, under which Antero Resources provides general and administrative services to us for a fee of $0.5 million per year, subject to annual inflation adjustments. We also incur recurring direct expenses for the costs associated with being a publicly traded entity.

IDR distributions earned by us through May 9, 2017 were distributed to Antero Investment prior to its liquidation for all periods prior to the IPO, net of any related liabilities including income taxes through that date and expenses of the IPO.

Antero Midstream was formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ oil and gas producing assets. Both Antero Midstream and Antero Resources’ assets are located in the Marcellus Shale and Utica Shale located in West Virginia and Ohio. Antero Midstream’s assets consist of gathering pipelines, compressor stations, and water handling and treatment systems, which provide midstream services to Antero Resources under long term, fixed fee contracts. Antero Midstream also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”). Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with Antero Midstream’s audited combined consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2016, as well as Antero Midstream’s unaudited condensed consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. The accompanying unaudited condensed financial statements of AMGP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of our financial position as of December 31, 2016 and September 30, 2017, and our results of operations and cash flows for the three and nine months ended September 30, 2016 and 2017. We have no items of other comprehensive income (loss); therefore, our net income (loss) is identical to our comprehensive income (loss). Operating results for the period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the full year.

As of the date these condensed consolidated financial statements were filed with the SEC, AMGP completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified other than as disclosed in Note 5 – Cash Distributions.

(b)   Principles of Consolidation

The condensed consolidated financial statements include the accounts of AMGP, AMP GP (its wholly-owned subsidiary), and IDR LLC.

(c)   Investment in Antero Midstream

We have determined that Antero Midstream is a variable interest entity (“VIE”) for which we are not the primary beneficiary and therefore do not consolidate. We have concluded that Antero Resources is the primary beneficiary of Antero Midstream and should consolidate its financial statements. Antero Resources is the primary beneficiary based on its power to direct the activities that most significantly impact Antero Midstream’s economic performance and its obligations to absorb losses or receive benefits of Antero Midstream that could be significant to it. Antero Resources owns approximately 53.0% of the outstanding limited partner interests in Antero Midstream and its officers and management group also act as management of Antero Midstream. Antero Midstream was formed to own, operate and develop midstream energy assets to service Antero Resources’ production under long term contracts as described herein. We do not own any limited partnership interests in Antero Midstream and have no capital interests in Antero Midstream. We have not provided and do not anticipate providing financial support to Antero Midstream.

Antero Resources and Antero Midstream have contracts with 20-year initial terms and automatic renewal provisions, whereby Antero Resources has dedicated the rights for gathering and compression, and water delivery and handling, services to Antero Midstream on a fixed-fee basis. Such dedications cover a substantial portion of Antero’s current acreage and future acquired acreage, in each case, except for acreage that was already dedicated to other parties prior to entering into the service contracts or that was acquired subject to a pre-existing dedication. The contracts call for Antero Resources to present, in advance, drilling and completion plans in order for Antero Midstream to put in place gathering and compression, water handling, and gas processing assets to service Antero Resources’ assets. The drilling and completion capital investment decisions made by Antero Resources control the development and operation of all of Antero Midstream’s assets. Antero Resources therefore controls the activities that most significantly impact Antero Midstream’s economic performance. Because of these contractual obligations and the capital requirements related to these obligations, Antero Midstream has devoted and, for the foreseeable future, will devote substantially all of its

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

resources to servicing Antero Resources’ operations and revenues from Antero Resources will provide substantially all of Antero Midstream’s financial support and therefore its ability to finance its operations. Because of the long term contractual commitment to support Antero Resources’ substantial growth plans, Antero Midstream will be practically and physically constrained from providing any significant amount of services to third parties.

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

(e)   Income Taxes

We regularly review our tax positions in each significant taxing jurisdiction during the process of evaluating our tax provision. We make adjustments to our tax provision when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; and/or (ii) a tax position is effectively settled with a tax authority at a differing amount.

Equity-based compensation expense of $26.3 million and IPO costs of $5.1 million are not and will not be deductible for federal income tax purposes. Our inability to deduct those expenses and costs, along with the effect of state taxes, account for the difference between the federal tax rate of 35% and effective rate of income tax expense for financial reporting purposes for the nine months ended September 30, 2017.

(f)   General and Administrative Expenses

General and administrative costs incurred during 2016 and pre-IPO in 2017 primarily relate to legal and other costs incurred in connection with our IPO. Post-IPO general and administrative expense consists primarily of management fees paid to Antero Resources, and other legal and administrative expenses.

(g) Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures , clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long ‑lived assets). The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

(h) Net Income (Loss) per Common Share

Net income (loss) per common share – basic for each period is computed by dividing net income attributable to AMGP subsequent to IPO by the basic weighted average number of common shares outstanding during the period. Net income (loss) per common share – diluted for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During the periods in which AMGP incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average common shares outstanding because the effect of all equity awards is anti-dilutive. The following is a reconciliation of AMGP's basic weighted average common shares outstanding to diluted weighted average common shares outstanding during the periods presented (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Basic weighted average number of common shares outstanding	186,173	186,172
Add: Dilutive effect of Series B units	5,002	5,019
Diluted weighted average number of common shares outstanding	191,175	191,191

(3)   Long-Term Incentive Plans

As of September 30, 2017, IDR LLC had 98,600 Series B Units authorized and outstanding that entitle the holders to receive up to 6% of the amount of the distributions that Antero Midstream makes on its IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions.  Series B Units issued to common law employees of AMGP, including officers of AMGP and Antero Resources employees who provide services directly to AMGP, are classified as equity awards. Series B Units issued to Antero Resources employees who are not common law employees of AMGP are classified as liability awards. IDR LLC granted 92,000 Series B Units that are equity classified awards and 8,000 Series B Units that are liability classified awards. During the nine months ending September 30, 2017, 500 Series B Units that were equity classified awards were forfeited, and 900 Series B units that were liability classified awards were forfeited. The Series B Units vest ratably over a three year period. The holders of vested Series B Units have the right to convert the units to common shares with a value equal to their pro rata share of up to 6% of any increase in our equity value in excess of $2.0 billion. In no event will the aggregate number of newly issued common shares exceed 6% of the total number of our issued and outstanding common shares.

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

December 31, 2016 and September 30, 2017

historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.45%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit was $999 when they were issued.

For liability classified awards, we recognize expense for the fair value of the awards over the vesting period of the awards. Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period. We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, over the vesting period. At September 30, 2017, the fair value of the Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including an equity value of $4.0 billion, expected volatility of 41% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.28%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit at September 30, 2017 was $1,884.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

We recognized expense of $8.2 million, of which $7.6 million was for equity classified awards and $0.6 million was for liability classified awards, during the three months ended September 30, 2017. We recognized expense of $26.2 million, of which $22.9 million was for equity classified awards and $3.3 million was for liability classified awards, during the nine months ended September 30, 2017. As of September 30, 2017, there was $78.6 million of unamortized compensation expense related to nonvested Series B Units that is expected to be recognized over the next 2.25 years.

On April 17, 2017, we also adopted the Antero Midstream GP LP Long-Term Incentive Plan (“2017 LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of Antero Resources are eligible to receive awards representing equity interests in AMGP. An aggregate of 930,851 common shares may be delivered pursuant to awards under the 2017 LTIP, subject to customary adjustments. As of September 30, 2017, 3,850 common shares have been granted and we have recognized related expense of $0.1 million. As of September 30, 2017, 927,001 common shares remain available for grant under the 2017 LTIP.

(4)   Distributions from Antero Midstream

Antero Midstream’s partnership agreement provides for a target minimum quarterly distribution of $0.17 per unit for each quarter, or $0.68 per unit on an annualized basis. The partnership agreement generally provides that Antero Midstream distribute cash each quarter to the holders of the common units pro rata until each unit has received a distribution of $0.1955.

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

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

From the initial public offering of Antero Midstream in the fourth quarter of 2014 through September 30, 2017, distributions per common unit and distributions related to the IDRs were as follows:

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

The board of directors of Antero Midstream’s general partner has declared a cash distribution of $0.34 per unit for the quarter ended September 30, 2017. The distribution will be payable on November 16, 2017 to shareholders of record as of November 1, 2017.

IDR distributions paid by Antero Midstream relating to periods prior to May 9, 2017, the closing of our IPO, were distributed to Antero Investment prior to its liquidation.

(5)   Cash Distributions

The following table details the amount of quarterly distributions AMGP paid with respect to the quarter indicated (in thousands, except per unit data):

			Distributions
Quarter and Year	Record Date	Distribution Date	Common shareholders	Antero Resources Investment	Total	Distributions per common share
*	May 9, 2017	September 13, 2017	$—	15,907	$15,907	*
Q2 2017	August 3, 2017	August 23, 2017	5,027	—	$5,027	$0.0270
	Total 2017		$5,027	15,907	$20,934

* Income relating to periods prior to May 9, 2017, the closing of our IPO, was distributed to Antero Investment prior to its liquidation.

The board of directors of our general partner has declared a cash distribution of $0.059 per share for the quarter ended September 30, 2017. The distribution will be payable on November 23, 2017 to shareholders of record as of November 1, 2017.

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

(6)   Related Party Transactions

Certain of AMGP’s shareholders, including members of its executive management group, own a significant interest in AMGP and, either through their representatives or directly, serve as members of the Board of Directors of Antero Resources and the Boards of Directors of the general partners of Antero Midstream and AMGP.  These same groups or individuals own common stock in Antero Resources and limited partner interests in Antero Midstream.  AMGP’s executive management group also manages the operations and business affairs of Antero Resources and Antero Midstream.

(a) Accounts receivable – related party

Accounts receivable at December 31, 2016 and September 30, 2017 includes general and administrative expenses of $0.2 million and $0, respectively, paid by AMGP on behalf of Antero Investment prior to its liquidation. In the nine months ended September 30, 2017, a $0.4 million receivable was settled as part of the Antero Investment liquidation distribution.

(b) Accounts payable

Accounts payable at December 31, 2016 and September 30, 2017 includes $0.3 million and $0, respectively, payable to Antero Resources for general and administrative expenses.

(7)   Summarized Financial Information for Antero Midstream

Summarized financial information for Antero Midstream, our investee accounted for using the equity method of accounting, is included in this note. The following tables present summarized income statement and balance sheet information for Antero Midstream (in thousands).

Summarized Antero Midstream Income Statement Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	(in thousands)
Revenues	$150,475	193,629	423,357	562,165
Operating expenses	76,192	110,458	249,147	304,730
Operating income	$74,283	83,171	174,210	257,435
Net income	70,524	80,893	163,352	243,160
Net income attributable to incentive distribution rights	(4,807)	(19,067)	(9,387)	(45,948)
Limited partners' interest in net income	$65,717	61,826	153,965	197,212

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2016 and September 30, 2017

Summarized Antero Midstream Balance Sheet Information

	December 31, 2016	September 30, 2017
	(in thousands)
Current assets	$79,950	88,797
Non-current assets	$2,269,945	2,806,594
Current liabilities	$82,013	88,608
Non-current liabilities	$1,045,072	1,272,397
Partners' capital	$1,222,810	1,534,386

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of financial condition and results of operations in conjunction with the condensed consolidated financial statements, and notes thereto, included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed consolidated financial statements. This discussion contains forward looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on these items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors” and the section entitled “Cautionary Statement Regarding Forward Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the final prospectus dated May 3, 2017, filed with the SEC on May 5, 2017, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and Antero Midstream’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017.

Overview

We are a Delaware limited partnership that is taxed as a corporation for U.S. federal income tax purposes. We own 100% of the membership interests in Antero Midstream Partners GP LLC, which owns the non-economic general partner interest in Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and we own all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions. Antero Midstream is a growth-oriented master limited partnership 53.0% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) and formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ rapidly increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. We believe that Antero Midstream’s strategically located assets and integrated relationship with Antero Resources position it to be a leading Appalachian midstream provider across the full midstream value chain.

Our revenues are generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC. Because our success is dependent upon the operations and management of Antero Midstream and its resulting performance, Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202. Our telephone number is (303) 357‑7310. Our website is located at www.anteromidstreamgp.com.

We make available free of charge our Annual Reports on Form 10‑K, our Quarterly Reports on Form 10‑Q and our Current Reports on Form 8‑K as soon as reasonably practicable after we file such material with, or furnish it to, the SEC. These documents are located on our website under the “Investors Relations” link.

Information on our website is not incorporated into this Quarterly Report on Form 10‑Q or our other filings with the SEC and is not a part of them.

Third Quarter 2017 Developments and Highlights

Cash Distributions

We distribute cash available for distribution to our shareholders. Cash available for distribution is the cash distribution received from Antero Midstream reduced by reserves for estimated federal and state income taxes, general and administrative expenses, and reserves for other purposes deemed necessary by the board of directors of our general partner. Distributable cash for the three months ended September 30, 2017 was as follows (in thousands):

Three Months Ended September 30, 2017
Cash distributions from Antero Midstream Partners LP	$19,067
Cash reserved for distributions to Series B units of IDR LLC	(684)
Cash distributions to Antero Midstream GP LP	18,383
General and administrative expenses	(615)
Provision for income taxes	(7,157)
Reserve for tax benefit on Series B Unit distributions	272
Distributable cash	$10,883

The board of directors of our general partner has declared a cash distribution of $0.059 per share for the quarter ended September 30, 2017. The distribution will be payable on November 23, 2017 to shareholders of record as of November 1, 2017.

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

Results of Operations

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2017 (in thousands):

			Amount of
	Three Months Ended September 30,		Increase
	2016	2017	(Decrease)
Equity in earnings of Antero Midstream Partners LP	$4,807	19,067	14,260
Total income	4,807	19,067	14,260
General and administrative expense	205	615	410
Equity-based compensation	—	8,317	8,317
Total expenses	205	8,932	8,727
Income before income taxes	4,602	10,135	5,533
Provision for income taxes	(1,825)	(7,157)	(5,332)
Net income and comprehensive income	$2,777	2,978	201

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $4.8 million for the three months ended September 30, 2016 to $19.1 million for the three months ended September 30, 2017. Antero Midstream’s per-unit distribution increased from $0.265 per unit in the third quarter of 2016 to $0.34 in the third quarter of 2017, resulting in the increase in distributions on the IDRs and resulting increase in our equity in earnings of Antero Midstream.

General and administrative expenses. General and administrative expenses increased from $0.2 million for the three months ended September 30, 2016 to $0.6 million for the three months ended September 30, 2017. In the third quarter of 2016, we did not incur any significant general and administrative costs; however, in the third quarter of 2017, we incurred general and administrative costs related to being a publicly-traded entity.

Equity-based compensation expenses. Equity-based compensation expenses increased from zero for the three months ended September 30, 2016 to $8.3 million for the three months ended September 30, 2017. The increase was due to the issuance of equity-based compensation in the form of Series B Units. See Note 3 to the condensed consolidated financial statements.

Income tax expense. Income tax expense increased from $1.8 million for the three months ended September 30, 2016 to $7.2 million for the three months ended September 30, 2017. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream related to the IDRs.

The difference between income tax expense and expected income tax expense for financial statement purposes computed by applying the federal statutory rate of 35% to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses, and the effect of state income taxes.

Net income and comprehensive income. Net income and comprehensive income increased from net income of $2.8 million for the three months ended September 30, 2016 to net income of $3.0 million for the three months ended September 30, 2017. The increase was primarily due to an increase in equity in earnings of Antero in the third quarter of 2017, offset by the increase in equity-based compensation and income tax expense.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2017 (in thousands):

			Amount of
	Nine Months Ended September 30,		Increase
	2016	2017	(Decrease)
Equity in earnings of Antero Midstream Partners LP	$9,388	45,948	36,560
Total income	9,388	45,948	36,560
General and administrative expense	390	5,922	5,532
Equity-based compensation	—	26,271	26,271
Total expenses	390	32,193	31,803
Income before income taxes	8,998	13,755	4,757
Provision for income taxes	(3,563)	(17,337)	(13,774)
Net income (loss) and comprehensive income (loss)	$5,435	(3,582)	(9,017)

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $9.4 million for the nine months ended September 30, 2016 to $46.0 million for the nine months ended September 30, 2017. Antero Midstream’s per-unit distribution increased in the nine months ended September 30, 2017 from the nine months ended September 30, 2016, resulting in the increase in distributions on the IDRs and resulting increase in our equity in earnings of Antero Midstream.

General and administrative expenses. General and administrative expenses increased from $0.4 million for the nine months ended September 30, 2016 to $5.9 million for the nine months ended September 30, 2017. In the first nine months of 2016 we did not incur any significant general and administrative costs; however, in the first nine months of 2017, we incurred approximately $5.1 million of general and administrative costs in connection with our IPO and $0.8 million of expenses related to being a public company.

Equity-based compensation expenses. Equity-based compensation expenses increased from zero for the nine months ended September 30, 2016 to $26.3 million for the nine months ended September 30, 2017. The increase was due to the issuance of equity-based compensation in the form of Series B Units. See Note 3 to the condensed consolidated financial statements.

Income tax expense. Income tax expense increased from $3.6 million for the nine months ended September 30, 2016 to $17.3 million for the nine months ended September 30, 2017. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream related to the IDRs.

The difference between income tax expense and expected income tax expense for financial statement purposes computed by applying the federal statutory rate of 35% to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses, and the effect of state income taxes.

Net income (loss) and comprehensive income (loss). Net income (loss) and comprehensive income (loss) decreased from net income of $5.4 million for the nine months ended September 30, 2016 to a net loss of $3.6 million for the nine months ended September 30, 2017. The decrease was primarily due to an increase in equity-based compensation, general and administrative expenses, and income tax expense, partially offset by the increase in equity in earnings of Antero Midstream in 2017.

Capital Resources and Liquidity

Sources and Uses of Cash

As a result of our interest in IDR LLC, we will receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs. Our interest in the IDR distributions is our only cash-generating asset.  We expect that the cash distributions on the IDRs will be adequate to meet our working capital requirements and expected quarterly cash distributions for at least the next twelve months. At September 30, 2017, we had a working capital deficit due to our income tax payable, which is based on equity in earnings from unconsolidated affiliates for the three months ended September 30, 2017. The cash distribution attributable to our equity in earnings for the three months ended September 30, 2017 will be received in the fourth quarter of 2017 when Antero Midstream declares and pays the cash distribution for the third quarter. On October 11, 2017, Antero Midstream declared a cash distribution that included an IDR distribution of $19.1 million payable to IDR LLC on November 16, 2017.

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $5.1 million and $13.5 million for the nine months ended September 30, 2016 and 2017, respectively. The increase in cash flow from operations for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to increased distributions from Antero Midstream of $28.9 million, offset by an increase in general and administrative expenses (primarily attributable to the IPO) of $5.5 million, $15.1 million of cash paid in 2017 for 2016 and 2017 income taxes, and other working capital items.

Cash Flows Used in Investing Activities

We did not have any investing cash flow activities during the nine months ended September 30, 2016 or 2017.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 consisted of $15.7 million in pre-IPO income distributed to Antero Investment prior to its liquidation and $5.0 million in quarterly cash distributions to our shareholders. We did not have any financing cash flow activities during the nine months ended September 30, 2016.

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

Equity-Based Compensation

Equity-based compensation awards are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. Compensation cost for awards with only service conditions is recognized on a straight-line basis over the requisite service period of the entire award. Estimating the fair value of each award involves a number of significant estimates including interest rates, expected volatility of our equity value, and expected distributions on the Series B Units.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Antero Midstream, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5.   Other Information.

Amended and Restated Antero Midstream Credit Facility

On October 26, 2017, Antero Midstream entered into an amendment and restatement of its revolving credit facility (as amended, the “Credit Facility”). For a description of the Credit Facility, see “—Debt Agreements—Revolving Credit Facility” in Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference.. The description of the Credit Facility is a summary and is qualified in its entirety by the terms of the Credit Facility. A copy of the Credit Facility is filed as Exhibit 10.1 hereto, and is incorporated herein by reference.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

Item 1A. Risk Factors.

We are subject to the risks set forth in our prospectus dated May 3, 2017 and filed with the SEC on May 5, 2017 that were set forth under the caption “Risk Factors.” The risks described in our prospectus could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our prospectus and under the heading “Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 and in Antero Midstream’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2017 and June 30, 2017. We may experience additional risks and uncertainties not currently known to us, or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 5.   Other Information.

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Securities Exchange Act of 1934, we may be required to disclose in our annual and quarterly reports to the SEC, whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by U.S. economic sanctions. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law. Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“Warburg”), affiliates of which: (i) beneficially own more than 10% of our outstanding common shares and/or are members of our general partner’s board of directors, (ii) beneficially own more than 10% of the equity interests of, and have the right to designate members of the board of directors of Santander Asset Management Investment Holdings Limited (“SAMIH”). SAMIH may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

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

We understand that one or more SEC-reporting affiliates of SAMIH intend to disclose in their next annual or quarterly SEC report that:

a) Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the nine month period ended September 30, 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b) Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the nine month period ended September 30, 2017. The accounts are in arrears

(£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the nine month period ended September 30, 2017.

Item 6.   Exhibits.

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

10.1

Amended and Restated Credit Agreement, by and among Antero Midstream Partners LP, the lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to Antero Midstream Partners LP's Quarterly Report on Form 10-Q (Commission File No. 001-36719) filed on November 1, 2017).

31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Antero Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017.
101	*

The following financial information from this Form 10‑Q of ANTERO MIDSTREAM GP LP for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM GP LP

By:	AMGP GP LLC, its general partner

By:	/s/ Michael Kennedy
Michael Kennedy
Chief Financial Officer

Date:	November 1, 2017