Form 10-K
period 2017-12-31
Antero Midstream GP LP
filed 2018-02-13
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 001‑38075

ANTERO MIDSTREAM GP LP

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61‑1748605 (IRS Employer Identification No.)

1615 Wynkoop Street Denver Colorado (Address of principal executive offices)	80202 (Zip Code)

(303) 357‑7310

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Shares Representing Limited Partner Interests	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐	Emerging growth company ☒	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the registrant’s common shares representing limited partner interests held by non-affiliates of the registrant as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2.0 billion based on the closing price of Antero Midstream GP LP’s common shares representing limited partner interests as reported on the New York Stock Exchange of $21.98.

As of February 8, 2018, there were 186,189,699 common shares representing limited partner interests outstanding.

Documents incorporated by reference: Antero Midstream Partners LP Annual Report on Form 10-K for the year ended December 31, 2017

EXPLANATORY NOTE

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, AMGP. We are traded on the New York Stock Exchange (NYSE: AMGP). We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR distributions earned by us through May 9, 2017, net of any related liabilities including income taxes through that date and expenses of the IPO, were distributed to Antero Resources Investment LLC (“Antero Investment”), the sole member of ARMM for all periods prior to the IPO which was liquidated on October 31, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed and actual results may vary materially. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10‑K. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. We own the general partner of Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and all of the capital interests in the owner of the incentive distribution rights (“IDRs”) in Antero Midstream. Antero Midstream is a master limited partnership 52.9% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to primarily service Antero Resources’ production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. Because the IDRs are our sole source of revenues, all potential risks and uncertainties that affect the results of operations, financial condition, or forecasts of future events of both Antero Resources and Antero Midstream will also affect us. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

We caution you that these forward looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our and Antero Midstream’s control, incident to Antero Midstream’s business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this Annual Report on Form 10‑K and in Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

Except as otherwise required by applicable law, we disclaim any duty to update any forward looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10‑K.

GLOSSARY OF COMMONLY USED TERMS

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in the oil and gas industry:

“Bbl or barrel.”  One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, NGLs, or water.

“CPI.”  Consumer Price Index.

“DOT.”  Department of Transportation.

“EPA.”  Environmental Protection Agency.

“Expansion capital expenditures.” Cash expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

“FERC.”  Federal Energy Regulatory Commission.

“Field.”  An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.high pressure pipelines:  Pipelines gathering or transporting natural gas that has been dehydrated and compressed to the pressure of the downstream pipelines or processing plants.

“Hydrocarbon.”  An organic compound containing only carbon and hydrogen.

“Joint Venture.” The joint venture entered into on February 6, 2017 between Antero Midstream and MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP (“MPLX”), to develop processing and fractionation assets in Appalachia.

“Mcf.”  One thousand cubic feet of natural gas.

“MMBtu.”  One million British thermal units.

“Natural gas.”  Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.

“NGLs.”  Natural gas liquids. Hydrocarbons found in natural gas which may be extracted as purity products such as ethane, propane, isobutane and normal butane, and natural gasoline.

“Oil.”  Crude oil and condensate.

“SEC.”  United States Securities and Exchange Commission.

“Sponsors.” The entities and individuals that collectively own 100% of the membership interest in our general partner, including Warburg Pincus LLC (“Warburg”), certain funds affiliated with Yorktown Partners LLC, Paul M. Rady and Glen C. Warren, Jr.

“Throughput.”  The volume of product transported or passing through a pipeline, plant, terminal or other facility.

“WTI.” West Texas Intermediate light sweet crude oil.

PART I

References in this Annual Report on Form 10‑K to “ARMM,” “we,” “our,” “us” or like terms, when referring to periods prior to May 4, 2017, refer to our predecessor, Antero Resources Midstream Management LLC. References to “AMGP,” “we,” “our,” “us” or like terms, when referring to periods beginning on May 4, 2017 and prospectively, refer to Antero Midstream GP LP.

Items 1 and 2. Business and Properties

Our Business

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions. We are taxed as a corporation for U.S. federal income tax purposes and we refer to our outstanding limited partner interests as common shares.

Our only income results from distributions made on the IDRs of Antero Midstream. The Antero Midstream IDRs entitle holders to receive cash distributions from Antero Midstream when distributions exceed certain target amounts.

We are managed by our general partner, AMGP GP LLC (“AMGP GP”), which establishes the quarterly cash distribution payable to shareholders. AMGP GP has a board of directors appointed by our Sponsors. Following the completion of our IPO, certain of our directors and executive officers own AMGP common shares as well as Series B Units in IDR LLC. In addition, certain of our directors and executive officers own a portion of Antero Resources Corporation’s (“Antero Resources”) (NYSE: AR) common stock and Antero Midstream’s common units. We have an agreement with Antero Resources, under which Antero Resources provides general and administrative services to us for a fee of $0.5 million per year, subject to annual inflation adjustments. We also incur recurring direct expenses for the costs associated with being a publicly traded entity.

IDR distributions earned by us through May 9, 2017, net of any related liabilities including income taxes through that date and expenses of the IPO, were distributed to Antero Investment prior to its liquidation.

Our Relationship with Antero Midstream

Antero Midstream is a growth‑oriented master limited partnership 52.9% owned by Antero Resources and formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ rapidly increasing production and completion activity under long‑term, fixed‑fee contracts. Antero Midstream’s assets are located both in the southwestern core of the Marcellus Shale in northwest West Virginia and in the core of the Utica Shale in southern Ohio, which Antero Resources believes are two of the premier North American shale plays and are its primary operating areas.

Antero Midstream’s assets consist of gathering pipelines, compressor stations, processing and fractionation plants and water handling and treatment infrastructure, through which Antero Midstream provides gathering, compression, processing, fractionation and integrated water services, including fresh water delivery services and other fluid handling services. These services are provided to Antero Resources under long-term, fixed-fee contracts, limiting Antero Midstream’s direct exposure to commodity price volatility. As of December 31, 2017, all of Antero Resources’ approximate 705,000 gross acres (620,000 net acres) are dedicated to Antero Midstream for gathering, compression and water services, except for approximately 156,000 gross acres subject to third party gathering and compression commitments. Under its agreements with Antero Midstream, and subject to any pre-existing dedications or other third party commitments, Antero Resources has dedicated to Antero Midstream all of its current and future acreage in West Virginia, Ohio and Pennsylvania for gathering and compression services and all of its acreage within defined services areas in West Virginia and Ohio for water services. Antero Midstream also has certain rights of first offer with respect to gathering, compression, processing and fractionation services and water services for acreage located outside of the existing dedicated areas. The gathering and compression and water services agreements each have a 20-year initial term and are subject to automatic annual renewal after the initial term. Antero Midstream also owns a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest, a wholly owned subsidiary of MPLX. In connection with Antero Midstream’s entry into the Joint Venture with MarkWest, Antero Midstream released to the Joint Venture its right to provide certain processing and fractionation services on 195,000 gross acres held by Antero Resources in Ritchie, Tyler and Wetzel Counties in West Virginia. The processing and fractionation arrangements are underpinned by long-term agreements subject to automatic annual renewal after the initial term.

Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream. We are highly dependent on Antero Midstream as we expect to derive all of our income from distributions made on the IDRs of Antero Midstream for the foreseeable future. Accordingly, we are indirectly subject to the business risks of Antero Midstream. For additional information, please read “Risk Factors—Risks Inherent in an Investment in Us.” Because our income is derived from Antero Midstream, any development that materially and adversely affects Antero Midstream’s operations, financial condition or market reputation could affect their ability to make cash distributions, and therefore could have a material adverse impact on us. As a result, our consolidated financial statements should be read in conjunction with Antero Midstream’s consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2017.

For a discussion of Antero Midstream’s business and properties, please read Items 1 and 2. “Business and Properties” of Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Initial Public Offering and Cash Distributions

On May 9, 2017, we completed our IPO of 37,250,000 common shares representing limited partnership interests at a price of $23.50 per common share. All of the common shares sold in the offering were offered by the selling shareholder. We did not receive any of the proceeds from the offering.

The board of directors of our general partner has declared cash distributions of $0.027, $0.059, and $0.075 per share for the second, third and fourth quarters of 2017, respectively.

Employees

We and our general partner have no employees. All of our officers and other personnel necessary for our business to function (to the extent not outsourced) are employed by Antero Resources, and we pay Antero Resources an annual fee for corporate, general and administrative services. This fee is initially $0.5 million per year and is subject to adjustment on an annual basis, beginning on January 1, 2018, based on the CPI. The fee is also subject to adjustment to reflect any increase in the cost of providing services due to changes in applicable law, rules or regulations and any increase in the scope and extent of the services provided. The fee will not be decreased below the initial fee unless the type or extent of services provided materially decreases.

Antero Midstream does not have any employees. The officers of AMP GP, who are also officers of Antero Resources manage its operations and activities. As of December 31, 2017, Antero Resources employed approximately 593 people who provide support to Antero Midstream’s operations. All of the employees required to conduct and support Antero Midstream’s operations are employed by Antero Resources and all of Antero Midstream’s direct, full‑time personnel are subject to the services agreement with Antero Midstream’s general partner and Antero Resources. Antero Resources considers its relations with its employees to be satisfactory. Additionally, Antero Midstream has a secondment agreement whereby Antero Resources provides seconded employees to perform certain operational services with respect to Antero Midstream’s gathering and compression assets and water handling and treatment assets for a 20‑year period from the initial term of such agreement.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202. Our telephone number is (303) 357‑7310. Our website is located at www.anteromidstreamgp.com.

We furnish or file with the Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10‑K, our Quarterly Reports on From 10‑Q, and our Current Reports on Form 8‑K. We make these documents available free of charge at www.anteromidstreamgp.com under the “Investors Relations” link as soon as reasonably practicable after they are filed or furnished with the SEC.

Information on our website is not incorporated into this Annual Report on Form 10‑K or our other filings with the SEC and is not a part of them.

Item 1A. Risk Factors

Limited partner interests are inherently different from the capital stock of a corporation, although many of the business risks to which we are subject are similar to those that would be faced by a corporation engaged in a similar business. Because of our relationship with Antero Midstream and its relationship with Antero Resources, adverse developments or announcements concerning Antero Midstream or Antero Resources could materially adversely affect our business. You should carefully consider the following risk factors together with all of the other information included in this Annual Report on Form 10‑K, including the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements,” in evaluating an investment in our common shares.

If any of the following risks were to occur, our business, financial condition, results of operations and cash available for distribution could be materially adversely affected.

For a discussion of Antero Midstream’s risk factors, please read Item 1A. “Risk Factors” of Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Risks Inherent in an Investment in Us

Our cash flows are entirely dependent upon the ability of Antero Midstream to make cash distributions on the IDRs.

We own all of the capital interests in IDR LLC, which owns all of the IDRs in Antero Midstream. Accordingly, the source of our earnings and cash flows currently consist exclusively of cash distributions from IDR LLC, which consist exclusively of cash distributions from Antero Midstream on the IDRs. We receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs. The amount of cash that Antero Midstream is able to distribute to its partners, including IDR LLC, each quarter principally depends upon the amount of cash it generates from its business.

Antero Midstream may not have sufficient available cash each quarter to continue paying distributions at its current level or at all. If Antero Midstream reduces its per unit distribution, either because of reduced operating cash flow, higher expenses, increased capital requirements, increased common units outstanding (including common units issued in connection with Antero Midstream’s at‑the‑market equity offering program) or otherwise, we will have less cash available for distribution to you and would likely be required to reduce our per share distribution to you. You should also be aware that the amount of cash Antero Midstream has available for distribution depends primarily upon Antero Midstream’s cash flow, including borrowings, and is not solely a function of profitability, which is affected by non‑cash items. As a result, Antero Midstream may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records profits.

Furthermore, our ability to distribute cash received in connection with distributions on the IDRs to our shareholders is limited by a number of factors, including:

•	the expenses we incur as a result of being a publicly traded company;
•	our payment of any income taxes;
•	interest expense and principal payments on any future indebtedness incurred by us;
•	distributions made by IDR LLC with respect to the Series B Units;
•	restrictions on distributions contained in Antero Midstream’s current revolving credit facility and any future debt agreements entered into by Antero Midstream or us; and

•

reserves, if any, our general partner establishes for the proper conduct of our business, to comply with applicable law or any agreement binding on us or our subsidiaries (exclusive of Antero Midstream and its subsidiaries), which reserves are not subject to a limit pursuant to our partnership agreement.

A material increase in amounts paid or reserved with respect to any of these factors could restrict our ability to pay quarterly distributions to our shareholders.

In the future, we may not have sufficient cash to pay our estimated initial quarterly distribution or to increase distributions.

Because our cash flows are entirely dependent on cash distributions from IDR LLC, which is dependent on cash distributions from Antero Midstream on the IDRs, the amount of distributions we are able to make to our shareholders may fluctuate based on the level of distributions Antero Midstream makes to its partners, including IDR LLC, and the level of distributions IDR LLC makes to its members, including us. We cannot assure you that Antero Midstream will continue to make quarterly distributions at its most recently declared level of $0.365 per unit, or any other level, or increase its quarterly distributions in the future. In addition, while we would expect to increase or decrease distributions to our shareholders if Antero Midstream were to increase or decrease distributions, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by Antero Midstream. Various factors, such as reserves established by the board of directors of our general partner (including in anticipation of increasing distributions to our unitholders to account for make‑whole distributions paid by IDR LLC to the holders of newly‑vested Series B Units), may affect the distributions we make to our shareholders. The actual amount of cash that is available for distribution to our shareholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

Our right to receive distributions paid by Antero Midstream on the IDRs may be limited or modified by our general partner without the consent of our shareholders, which may reduce cash distributions to you.

We own all of the capital interests in IDR LLC, which owns all of the IDRs that entitle IDR LLC to receive increasing percentages (up to a maximum of 50%) of any cash distributed by Antero Midstream in excess of $0.1955 per Antero Midstream common unit in any quarter. We receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs. All of the cash flows we receive from IDR LLC is derived from its ownership of these IDRs.

Antero Midstream, like other publicly traded partnerships, generally will undertake an acquisition or expansion capital project only if, after giving effect to related costs and expenses, the transaction would be expected to be accretive, meaning it would increase cash distributions per unit in future periods. Because IDR LLC currently participates in the IDRs at all levels, including the highest sharing level of 50%, an acquisition or capital project generally is less likely to be accretive to the unitholders of Antero Midstream than if the IDRs were entitled to a lower incremental cash flow. IDR LLC may receive a proposal to reduce the IDRs to facilitate a particular acquisition or expansion capital project. Any such reduction of IDRs will reduce the amount of cash that otherwise would have been distributed by IDR LLC to us, which will in turn reduce the cash distributions we otherwise would be able to pay to you. Our shareholders will not be able to vote on, or otherwise prohibit our general partner from taking, similar actions in the future and our general partner may elect to modify the incentive distributions. In addition, there can be no guarantee that the expected benefits of any IDR modification will be realized.

Additionally, IDR LLC has the right under Antero Midstream’s partnership agreement, subject to certain conditions, to elect to relinquish the right to receive incentive distribution payments based on the initial target distribution levels and to reset, at higher levels, the minimum quarterly distribution amount and target distribution levels upon which the incentive distribution payments to IDR LLC would be set. In connection with the resetting of the target distribution levels and the corresponding relinquishment by IDR LLC of incentive distribution payments based on the target cash distributions prior to the reset, IDR LLC will be entitled to receive a number of newly‑issued common units in Antero Midstream equal to the result of dividing (i) the aggregate amount of cash distributions made by Antero Midstream for the quarter immediately preceding the reset event by (ii) the cash distribution made by Antero Midstream in respect of each common unit for such quarter. IDR LLC’s right to reset the minimum quarterly distribution amount and target distribution levels upon which the incentive distributions payable to IDR LLC are based may be exercised, subject to certain restrictions, without approval of Antero Midstream’s unitholders, our shareholders or Antero Midstream’s conflicts committee. The reset minimum quarterly distribution amount and target distribution levels will be higher than the minimum quarterly distribution amount and the target distribution levels prior to the reset such that IDR LLC will not receive any incentive distributions under the reset target distribution levels until cash distributions per unit following this event increase.

IDR LLC may exercise this reset right in order to facilitate acquisitions or internal growth projects that would otherwise not be sufficiently accretive to cash distributions per common unit, taking into account the existing levels of incentive distribution payments being made to the general partner.

A reduction in Antero Midstream’s distributions will disproportionately affect the amount of cash distributions on the IDRs.

IDR LLC’s ownership of Antero Midstream’s IDRs currently entitle it to receive increasing percentages, ranging from 15% up to 50%, of all cash distributed by Antero Midstream in excess of $0.1955 per common unit per quarter. Based on Antero Midstream’s distribution history, IDR LLC initially will be entitled to receive 50% of all cash distributed by Antero Midstream in excess of $0.2550 per common unit per quarter. A decrease in the amount of quarterly distributions paid by Antero Midstream to $0.2550 or less per common unit would reduce IDR LLC’s percentage of incremental quarterly cash distributions in excess of $0.1955 per common unit from 50% to 15%. As a result, any such reduction in quarterly cash distributions from Antero Midstream would have the effect of disproportionately reducing the amount of distributions that IDR LLC receives from Antero Midstream on the IDRs as compared to cash distributions Antero Midstream makes with respect to its common units.

If distributions on our common shares are not paid with respect to any fiscal quarter, our shareholders will not be entitled to receive any payments in respect of such quarter.

Our distributions to our shareholders are not cumulative. Consequently, if distributions on our common shares are not paid with respect to any fiscal quarter, our shareholders will not be entitled to receive any payments in respect of such quarter in the future.

The amount of cash that we and Antero Midstream distribute each quarter may limit our ability to grow.

Because we and Antero Midstream each distribute all of our respective cash from operations on a quarterly basis, our growth and Antero Midstream’s growth may not be as fast as the growth of businesses that continually reinvest their cash to expand ongoing operations. In fact, because our cash flows currently are generated solely from distributions we receive from IDR LLC, which are derived exclusively from the IDRs, our growth will be completely dependent upon Antero Midstream. The amount of distributions paid on the IDRs is based on the per unit distribution paid by Antero Midstream on each of its common units and the number of Antero Midstream common units outstanding. If we issue additional common shares or incur debt, the payment of distributions on those additional common shares or interest on that debt could increase the risk that we will be unable to maintain or increase our cash distribution levels.

Our rate of distribution growth may be reduced to the extent we purchase equity interests from Antero Midstream, which will reduce the relative percentage of the cash we receive from the IDRs.

Our business strategy includes, where appropriate, supporting the growth of Antero Midstream by making loans, purchasing equity interests or providing other forms of financial support to Antero Midstream to fund an acquisition of a business or asset or another growth project. To the extent we purchase equity interests from Antero Midstream that are not entitled to distributions or do not receive distributions at the same rates as the IDRs, the rate of our distribution growth may be reduced, at least in the short term, as less of our cash distributions will come from our ownership of IDRs, whose distributions increase at a faster rate than Antero Midstream’s common units and any similar equity interests Antero Midstream may issue in the future.

Restrictions in Antero Midstream’s existing and future debt agreements could limit Antero Midstream’s ability to make distributions to IDR LLC, and therefore IDR LLC’s ability to make distributions to us, which in turn would limit our ability to make distributions on our common shares.

Antero Midstream’s revolving credit facility and the indenture governing Antero Midstream’s outstanding senior notes contain various operating and financial restrictions and covenants. Antero Midstream’s ability to comply with these restrictions and covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions. If Antero Midstream is unable to comply with these restrictions and covenants, any indebtedness under this credit facility may become immediately due and payable and Antero Midstream’s lenders’ commitment to make further loans under this credit facility may terminate. Antero Midstream might not have, and might be unable to obtain, sufficient funds to satisfy these accelerated payment obligations.

Antero Midstream’s payment of principal and interest on any indebtedness will reduce its cash distributions on the IDRs, thereby reducing our cash available for distribution on our common shares. Antero Midstream’s revolving credit facility and the indenture governing Antero Midstream’s outstanding senior notes will limit our ability to pay distributions to our shareholders during an event of default or if an event of default would result from the distribution.

For more information regarding risks related to Antero Midstream’s debt agreements, please see “—Risks Related to Antero Midstream’s Business—“Restrictions in Antero Midstream’s revolving credit facility and future debt agreements could adversely affect its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders.”

Our partnership agreement restricts the rights of shareholders owning 20% or more of our shares.

Our shareholders’ voting rights are restricted by the provision in our partnership agreement generally providing that any shares held by a person or group that owns 20% or more of any class of shares then outstanding, other than our general partner, the Sponsors (or certain transferees in private, non‑exchange transactions), their respective affiliates and persons who acquired such shares with the prior approval of our general partner’s board of directors, cannot be voted on any matter. In addition, our partnership agreement contains provisions limiting the ability of our shareholders to call meetings or to acquire information about our operations, as well as other provisions limiting our shareholders’ ability to influence the manner or direction of our management. As a result, the price at which our common shares will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Our shareholders will not elect or have the power to remove our general partner. The Sponsors will own a sufficient number of common shares to allow them to prevent the removal of our general partner.

Our shareholders only have limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. The board of directors of our general partner, including our independent directors, were initially designated and elected by the Sponsors or their designees following our IPO. Our remaining shareholders do not have the ability to elect our general partner or the members of the board of directors of our general partner unless the Sponsors no longer own specified amounts of our common shares. Additionally, as a result of our resulting governance arrangements and the 20% voting limitation in our partnership agreement, it will be difficult for one or more of our shareholders to gain control of our general partner’s board of directors.

In addition, if our shareholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. Our general partner may not be removed unless that removal is for cause and is approved by the holders of at least 80% of our outstanding shares. The ownership level of the Sponsors enables the Sponsors to prevent our general partner’s removal.

As a result of these provisions, the price at which our common shares will trade may be lower because of the absence or reduction of a takeover premium in the trading price.

Our general partner may cause us to issue additional common shares, including in connection with the redemption of Series B Units, or other equity securities, as well as issue equity securities that are senior to our common shares, without your approval, which may adversely affect you.

Our general partner may cause us to issue an unlimited number of additional common shares, including in connection with the redemption of Series B Units, or other equity securities of equal rank with the common shares, without shareholder approval. In addition, we may issue an unlimited number of shares that are senior to our common shares in right of distribution, liquidation and voting. The issuance of additional common units or our other equity securities of equal or senior rank will have the following effects:

•	each shareholder’s proportionate ownership interest in us may decrease;
•	the amount of cash available for distribution on each common share may decrease;
•	the relative voting strength of each previously outstanding common share may be diminished; and
•	the market price of the common shares may decline.

If Antero Midstream’s unitholders remove AMP GP as the general partner of Antero Midstream, AMP GP would be required to sell or exchange its general partner interest, and we would lose the ability to manage and control Antero Midstream.

We own, and appoint all of the members of the board of directors of, AMP GP, which owns the non‑economic general partner interest in Antero Midstream. AMP GP may not be removed as general partner of Antero Midstream unless that removal is for cause and is approved by the vote of the holders of not less than 66 2/3% of the outstanding units of Antero Midstream, voting together as a single class, including units held by AMP GP and its affiliates, and Antero Midstream receives an opinion of counsel regarding limited liability and tax matters. Any removal of AMP GP is also subject to the approval of a successor general partner by the vote of the holders of a majority of the outstanding Antero Midstream common units, voting as a class. The ownership of more than 33 1/3% of the outstanding units by AMP GP and its affiliates gives them the ability to prevent our general partner’s removal. In the event of the removal of AMP GP as general partner of Antero Midstream or its withdrawal as general partner in violation of Antero Midstream’s partnership agreement, a successor general partner will have the option to purchase AMP GP’s general partner interest for a cash payment equal to the fair market value of that interest. Under all other circumstances where AMP GP withdraws as general partner of Antero Midstream, AMP GP will have the option to require the successor general partner to purchase the general partner interest of Antero Midstream for fair market value. In each case, this fair market value will be determined by agreement between AMP GP and the successor general partner. If no agreement is reached, an independent investment banking firm or other independent expert selected by AMP GP and the successor general partner will determine the fair market value. If, however, AMP GP and the successor general partner cannot agree upon an expert, then an expert chosen by agreement of the experts selected by each of them will determine the fair market value. In each case, AMP GP would also lose its ability to manage Antero Midstream.

In addition, if AMP GP is removed as general partner of Antero Midstream, we would face an increased risk of being deemed an investment company.

Our shareholders may not have limited liability if a court finds that shareholder action constitutes control of our business.

Under Delaware law, our shareholders could be held liable for our obligations to the same extent as a general partner if a court determined that the right or the exercise of the right by our shareholders as a group to remove or replace our general partner, to approve some amendments to the partnership agreement or to take other action under our partnership agreement constituted participation in the “control” of our business. Additionally, the limitations on the liability of holders of limited partner interests for the liabilities of a limited partnership have not been clearly established in many jurisdictions.

Furthermore, Section 17‑607 of the Delaware Revised Uniform Limited Partnership Act provides that, under some circumstances, a shareholder may be liable to us for the amount of a distribution for a period of three years from the date of the distribution.

If in the future we cease to manage and control Antero Midstream, we may be deemed to be an investment company under the Investment Company Act of 1940.

If we cease to manage and control Antero Midstream or IDR LLC and are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we would either have to register as an investment company under the Investment Company Act, obtain exemptive relief from the SEC or modify our organizational structure or our contractual rights or asset mix to fall outside the definition of an investment company. Registering as an investment company could, among other things, materially limit our ability to engage in transactions with affiliates, including the purchase and sale of certain securities or other property to or from our affiliates, restrict our ability to borrow funds or engage in other transactions involving leverage, require us to add additional directors who are independent of us and our affiliates, and adversely affect the price of our common shares.

The price of our common shares may be volatile, and a trading market that will provide you with adequate liquidity may not develop.

The market price of our common shares could be subject to significant fluctuations, and may decline below the current price. You may be unable to resell your common shares at or above the current price. The following factors, among others, could affect our common share price:

•	Antero Midstream’s operating and financial performance and prospects and the trading price of its common units;
•	the level of Antero Midstream’s quarterly distributions and our quarterly distributions;
•	quarterly variations in the rate of growth of our financial indicators, such as distributable cash flow per common share, net income and revenues;
•	changes in revenue or earnings estimates or publication of research reports by analysts;
•	speculation by the press or investment community;
•	sales of our common shares by our shareholders;
•	the exercise by the Series B Holders of their redemption rights with respect to any vested Series B Units;
•	announcements by Antero Midstream or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, securities offerings or capital commitments;
•	general market conditions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	adverse changes in tax laws or regulations;
•	domestic and international economic, legal and regulatory factors related to Antero Midstream’s performance; and
•	other factors described in these “Risk Factors.”

Our common shares and Antero Midstream’s common units may not trade in relation or proportion to one another.

Our common shares and Antero Midstream’s common units may not trade in simple relation or proportion to one another. Instead, while the trading prices of our common shares and Antero Midstream’s common units are likely to follow generally similar broad trends, the trading prices may diverge because, among other things:

•	with respect to the first $0.1955 of distributable cash flow per common unit, Antero Midstream’s cash distributions to its unitholders have a priority over distributions on its IDRs;
•

our cash flows are more volatile than the cash flows paid to Antero Midstream’s unitholders because we participate in tiered incentive distributions associated with the IDRs in Antero Midstream while Antero Midstream’s unitholders participate in all distributions made by Antero Midstream;

•	IDR LLC will distribute a portion of the cash it receives from Antero Midstream to the holders of outstanding Series B Units;
•	we expect to continue to pay federal and state income taxes in the future; and
•	we may enter into other businesses separate and apart from Antero Midstream or any of its affiliates.

An increase in interest rates may cause the market price of our common shares to decline.

Like all equity investments, an investment in our common shares is subject to certain risks. In exchange for accepting these risks, investors may expect to receive a higher rate of return than would otherwise be obtainable from lower‑risk investments. Accordingly, as interest rates rise, the ability of investors to obtain higher risk‑adjusted rates of return by purchasing government‑backed debt securities may cause a corresponding decline in demand for riskier investments generally, including yield‑based equity investments such as publicly traded limited partnership interests. Reduced demand for our common shares resulting from investors seeking other more favorable investment opportunities may cause the trading price of our common shares to decline.

Future sales of our common shares in the public market could reduce our common share price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

Subject to certain limitations and exceptions, each Series B Holder may require IDR LLC to redeem all or a part of such holder’s vested Series B Units for common shares in us at a ratio described in the IDR LLC Agreement, subject to customary conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions, and then sell those common shares. We may also issue additional common shares or convertible securities in subsequent public or private offerings. We cannot predict the size of future issuances of our common shares or securities convertible into common shares or the effect, if any, that future issuances and sales of our common shares will have on the market price of our common shares. Sales of substantial amounts of our common shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common shares.

The Sponsors hold a majority of the voting power of our common shares.

The Sponsors are entitled to act separately in their own respective interests with respect to their partnership interests in us, and have the ability to elect all of the members of our board of directors. In addition, they will be able to determine the outcome of all matters requiring shareholder approval, including certain mergers and other material transactions, and will be able to cause or prevent a change in the composition of our board of directors or a change in control of our company that could deprive our shareholders of an opportunity to receive a premium for their common shares as part of a sale of our company. So long as the Sponsors continue to own a significant amount of our outstanding shares, even if such amount is less than 50%, they will continue to be able to strongly influence all matters requiring shareholder approval, regardless of whether or not other shareholders believe that the transaction is in their own best interests.

For as long as we are an emerging growth company, we will not be required to comply with certain reporting requirements, including those relating to accounting standards and disclosure about our executive compensation, that apply to other public companies.

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for “emerging growth companies,” including certain requirements relating to accounting standards and compensation disclosure. We are classified as an emerging growth company. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things, (1) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of the Sarbanes Oxley Act of 2002, (2) comply with any new requirements adopted by the PCAOB requiring mandatory audit firm rotation or a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer, (3) comply with any new audit rules adopted by the PCAOB after April 5, 2012 unless the SEC determines otherwise, (4) provide certain disclosure regarding executive compensation required of larger public companies or (5) hold shareholder advisory votes on executive compensation.

If we or Antero Midstream fail to develop or maintain an effective system of internal controls, our ability to accurately report our financial results or prevent fraud could be adversely affected. As a result, our shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common shares.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a publicly traded company. We are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act of 2002, which require our management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of our internal control over financial reporting. Though we are required to disclose material changes made to our internal controls and procedures on a quarterly basis, we will not be required to make our first annual assessment of our internal control over financial reporting pursuant to Section 404 until our annual report on Form 10-K for the year ended December 31, 2018. If we or Antero Midstream cannot provide reliable financial reports or prevent fraud, our and Antero Midstream’s reputation and operating results will be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our and Antero Midstream’s operating results or cause us or Antero Midstream to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common shares and Antero Midstream’s common units.

The NYSE does not require a limited partnership like us to comply with certain of its corporate governance requirements.

Because we are a limited partnership, the NYSE does not require our general partner to have a majority of independent directors on its board of directors or to establish a compensation committee or a nominating and corporate governance committee. Accordingly, our shareholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. In addition, as a limited partnership we are not required to seek shareholder approval for issuances of common shares, including issuances in excess of 20% of our outstanding equity securities, or for issuances of equity to certain affiliates.

We may incur liability as a result of our ownership of Antero Midstream’s general partner.

Under Delaware law, a general partner of a limited partnership is generally liable for the debts and liabilities of the partnership for which it serves as general partner, subject to the terms of any indemnification agreements contained in the partnership agreement and except to the extent the partnership’s contracts are non‑recourse to the general partner. As a result of our structure, we own all of the interests in and appoint all of the members of the board of directors of the general partner of Antero Midstream. To the extent the indemnification provisions in the applicable partnership agreement or non‑recourse provisions in our contracts are not sufficient to protect us from such liability, we may in the future incur liabilities as a result of our ownership of AMP GP.

Our general partner interest or the control of our general partner may be transferred to a third party without shareholder consent.

Our general partner may transfer its general partner interest to a third party, including in a merger or in a sale of all or substantially all of its assets, without the consent of our shareholders. Furthermore, the Sponsors may transfer all or a portion of their ownership interests in our general partner to a third party, also without shareholder consent. The new owners of our general partner would then be in a position to replace the board of directors and officers of our general partner with its own designees and thereby exert significant control over the decisions made by the board of directors and officers.

The future debt that we incur may limit the distributions that we can pay to our shareholders.

Our payment of principal and interest on any future indebtedness will reduce our cash available for distribution to our shareholders. We anticipate that any credit facility we enter into in the future would limit our ability to pay distributions to our shareholders during an event of default or if an event of default would result from the distributions.

Moreover, any future indebtedness may adversely affect our ability to obtain additional financing for future operations or capital needs, limit our ability to pursue other business opportunities, or make our results of operations more susceptible to adverse economic or operating conditions.

The amount of cash distributions that we will be able to distribute to our shareholders will be reduced by the incremental costs associated with our being a publicly traded company, other general and administrative expenses and any reserves that our general partner believes it is prudent to maintain for the proper conduct of our business and for future distributions.

Before we can pay distributions to our shareholders, we will first pay our expenses, including the costs of being a publicly traded company, which we expect to be approximately $1.5 million per year, and taxes and other expenses, and may establish reserves for debt service requirements, if any, for future distributions during periods of limited cash flows or for other purposes.

Risks Related to Conflicts of Interest

Our existing organizational structure and the relationships among us, Antero Midstream, our respective general partners, Antero Resources, the Sponsors and affiliated entities present the potential for conflicts of interest. Moreover, additional conflicts of interest may arise in the future among us and the entities affiliated with any general partner or similar interests we acquire or among Antero Midstream and such entities.

Certain holders of our common shares have investments in our affiliates that may conflict with the interests of other holders of our common shares.

Certain funds affiliated with Warburg Pincus LLC (“Warburg”), certain funds affiliated with Yorktown Partners LLC (“Yorktown”), Paul M. Rady and Glen C. Warren, Jr. (collectively, the “Sponsors”) collectively own 100% of our general partner and a majority of our outstanding common shares. Messrs. Rady and Warren also own a portion of the Series B Units in IDR LLC. Affiliates of Warburg and Yorktown, Mr. Rady and Mr. Warren serve as members of the board of directors of our general partner, the board of directors of Antero Resources, and the board of directors of Antero Midstream’s general partner, and each of Warburg and Yorktown are controlled in part by individuals who serve as members of the board of directors of our general partner, the board of directors of Antero Resources, and the board of directors of Antero Midstream’s general partner. The Sponsors also own common units representing limited partner interests in Antero Midstream and shares of common stock in Antero Resources. Please see “Item 11. Executive

Compensation—Narrative Disclosure to Summary Compensation Table—Long-Term Equity-Based Incentive Awards—Series B Units in IDR LLC” for more information regarding the Series B Units in IDR LLC. As a result of their investments in Antero Midstream and Antero Resources, the Sponsors may have conflicts of interest with other holders of our common shares. These conflicts of interest could arise in the future between us, on the one hand, and the Sponsors, on the other hand, regarding, among other things, decisions to modify or limit the IDRs in the future, the terms of our agreements with Antero Midstream and Antero Resources and their respective subsidiaries and the pursuit of potentially competitive business activities or business opportunities.

Conflicts of interest may arise as a result of our organizational structure and the relationships among us, Antero Midstream, our respective general partners, Antero Resources and other affiliated entities.

Our partnership agreement defines the duties of our general partner (and, by extension, its officers and directors). Our general partner’s board of directors or its conflicts committee will have authority on our behalf to resolve any conflict involving us and they have broad latitude to consider the interests of all parties to the conflict.

Conflicts of interest may arise between us and our shareholders, on the one hand, and our general partner and affiliated entities, on the other hand, or between us and our shareholders, on the one hand, and Antero Midstream and its unitholders, on the other hand. The resolution of these conflicts may not always be in our best interest or that of our shareholders.

Our partnership agreement defines our general partner’s duties to us and contains provisions that reduce the remedies available to our shareholders for actions that might otherwise be challenged as breaches of fiduciary or other duties under state law.

Our partnership agreement contains provisions that substantially reduce the standards to which our general partner would otherwise be held by state fiduciary duty law. For example, our partnership agreement:

•

permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner. This entitles our general partner to consider only the interests and factors that it desires, and it has no duty or obligation to give any consideration to any interest of, or factors affecting, us, the Sponsors, our affiliates or any limited partner. Examples include the exercise of its limited call right, its rights to transfer or vote any shares it may own, and its determination whether or not to consent to any merger or consolidation of our partnership or amendment to our partnership agreement;

•

generally provides that our general partner will not have any liability to us or our shareholders for decisions made in its capacity as a general partner so long as it acted in good faith which, pursuant to our partnership agreement, requires a subjective belief that the determination, or other action or anticipated result thereof is in, or not opposed to, our best interests;

•

generally provides that any resolution or course of action adopted by our general partner and its affiliates in respect of a conflict of interest will be permitted and deemed approved by all of our shareholders, and will not constitute a breach of our partnership agreement or any duty stated or implied by law or equity if the resolution or course of action in respect of such conflict of interest is:

•

approved by a majority of the members of our general partner’s conflicts committee after due inquiry, based on a belief that the course of action or determination that is the subject of such approval is not adverse to us;

•	approved by majority vote of our common shares (excluding shares owned by our general partner and its affiliates, but including shares owned by the Sponsors) voting together as a single class;
•

provides that, to the fullest extent permitted by law, in connection with any action or inaction of, or determination made by, our general partner or the conflicts committee of our general partner’s board of directors with respect to any matter relating to us, it shall be presumed that our general partner or the conflicts committee of our general partner’s board of directors acted in a manner that satisfied the contractual standards set forth in our partnership agreement, and in any proceeding brought by any limited partner or by or on behalf of such limited partner or any other limited partner or our partnership challenging any such action or inaction of, or determination made by, our general partner, the person bringing or prosecuting such proceeding shall have the burden of overcoming such presumption; and

•

provides that our general partner and its officers and directors will not be liable for monetary damages to us, our limited partners or assignees for any acts or omissions unless there has been a final and non‑appealable judgment entered by a court of competent jurisdiction determining that our general partner or those other persons acted in bad faith or, in the case of a criminal matter, acted with knowledge that such person’s conduct was criminal.

The Sponsors may have interests that conflict with holders of our common shares.

The Sponsors own a certain number of our outstanding shares and certain of the Sponsors own a portion of the Series B Units in IDR LLC. In addition, certain of the Sponsors own a portion of Antero Midstream’s common units and Antero Resources’ common stock. As a result, the Sponsors may have conflicting interests with holders of our common shares.

Furthermore, conflicts of interest could arise in the future between us, on the one hand, and the Sponsors, on the other hand, concerning among other things, a decision whether to modify or limit the IDRs in the future or potential competitive business activities or business opportunities. These conflicts of interest may not be resolved in our favor.

Antero Resources does not own our general partner and is under no obligation to adopt a business strategy that favors us.

The directors and officers of Antero Resources have a fiduciary duty to make decisions in the best interests of the owners of Antero Resources, which may be contrary to our interests. Antero Resources has dedicated acreage to, and entered into long‑term contracts for gathering and compression services on, Antero Midstream’s gathering and compression systems, as well as long‑term contracts for receiving water services. However, while Antero Midstream has a 20‑year right of first offer to provide processing and fractionation services to Antero Resources, subject to certain exceptions, Antero Resources is under no obligation to consider whether any future drilling plans would create beneficial opportunities for Antero Midstream. Additionally, although Antero Midstream’s water services agreement and the processing and fractionation services provided by the Joint Venture are supported by minimum volume commitments, Antero Midstream’s gathering and compression agreement includes minimum volumes commitments only on high‑pressure pipelines and compressor stations constructed at Antero Resources’ request after the Antero Midstream IPO. A reduction in the current levels of throughput volumes on Antero Midstream’s gathering and compression systems by Antero Resources could have a material adverse effect on Antero Midstream’s business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders, including us.

Our general partner’s affiliates and the Sponsors may compete with us.

Our partnership agreement provides that our general partner will be restricted from engaging in any business activities other than acting as our general partner and those activities incidental to its ownership of interests in us. The restrictions contained in our general partner’s limited liability company agreement are subject to a number of exceptions. Affiliates of our general partner and the Sponsors will not be prohibited from engaging in other businesses or activities that might be in direct competition with us except to the extent they compete using our confidential information.

Our general partner has a call right that may require you to sell your common shares at an undesirable time or price.

If at any time more than 80% of our outstanding common shares on a combined basis (including common shares issued in connection with the redemption of Series B Units) are owned by our general partner, the Sponsors (or certain transferees) or their respective affiliates, our general partner will have the right (which it may assign to any of its affiliates, the Sponsors or us), but not the obligation, to acquire all, but not less than all, of the remaining common shares held by public shareholders at a price equal to the greater of (x) the current market price of such shares as of the date three days before notice of exercise of the call right is first mailed and (y) the highest price paid by our general partner, the Sponsors (or certain transferees in private, non‑exchange transactions) or their respective affiliates for such shares during the 90 day period preceding the date such notice is first mailed. As a result, you may be required to sell your common shares at an undesirable time or price and may not receive any return of or on your investment. You may also incur a tax liability upon a sale of your common shares.

Tax Risks

As our only cash‑generating assets consists of our capital interest in IDR LLC and its related direct interests in Antero Midstream, our tax risks are primarily derivative of the tax risks associated with an investment in Antero Midstream.

The tax treatment of Antero Midstream depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity‑level taxation. If the Internal Revenue Service (“IRS”) were to treat Antero Midstream as a corporation for federal income tax purposes or Antero Midstream were to become subject to additional amounts of entity‑level taxation for state tax purposes, it would reduce the amount of cash available for distribution to us.

We own all of the capital interests in IDR LLC, which directly owns all of the IDRs in Antero Midstream. Accordingly, the value of our investment in IDR LLC, as well as the anticipated after‑tax economic benefit of an investment in our common shares, depends largely on Antero Midstream being treated as a partnership for U.S. federal income tax purposes, which requires that at least 90% of Antero Midstream’s gross income for each taxable year of its existence consist of qualifying income, as that term is defined in Section 7704 of the Internal Revenue Code of 1986, as amended (the “Code”).

Despite the fact that Antero Midstream is a limited partnership under Delaware law and, unlike us, has not elected to be treated as a corporation for U.S. federal income tax purposes, it is possible, under certain circumstances, for Antero Midstream to be treated as a corporation for U.S. federal income tax purposes. Although we do not believe, based on its current operations, that Antero Midstream will be so treated, a change in Antero Midstream’s business could cause it to be treated as a corporation for U.S. federal income tax purposes. A change in current law could also cause Antero Midstream to be treated as a corporation for U.S. federal income tax purposes or otherwise subject Antero Midstream to entity‑level taxation. In addition, several states are evaluating ways to subject partnerships to entity‑level taxation through the imposition of state income, franchise and other forms of taxation.

If Antero Midstream were treated as a corporation for U.S. federal income tax purposes, it would pay federal income tax on its taxable income at the applicable corporate tax rate and would likely pay state income taxes at varying rates. Distributions to Antero Midstream’s partners, including IDR LLC, would generally be taxed again as corporate distributions, and no income, gains, losses or deductions would flow through to Antero Midstream’s partners. Because a tax would be imposed upon Antero Midstream as a corporation, its cash available for distribution would be substantially reduced. Therefore, treatment of Antero Midstream as a corporation would result in a material reduction in the anticipated cash flows and after‑tax return to us, likely causing a substantial reduction in the value of our common shares.

Antero Midstream’s partnership agreement provides that if a law is enacted or existing law is modified or interpreted in a manner that subjects Antero Midstream to taxation as a corporation or otherwise subjects Antero Midstream to entity‑level taxation for U.S. federal state or local income tax purposes, Antero Midstream’s minimum quarterly distribution and target distribution amounts may be adjusted to reflect the impact of that law or interpretation on Antero Midstream. If this were to happen, the amount of distributions IDR LLC receives from Antero Midstream and our resulting cash flows could be reduced substantially, which would adversely affect our ability to pay distributions.

The tax treatment of publicly traded partnerships such as Antero Midstream could be subject to potential legislative, judicial or administrative changes and differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including Antero Midstream, may be modified by administrative, legislative or judicial changes, or differing interpretations at any time. From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships. Although there is no current legislative proposal, a prior legislative proposal would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes.

In addition, on January 24, 2017, final regulations regarding which activities give rise to qualifying income within the meanings of Section 7704 of the Code (the “Final Regulations”) were published in the Federal Register. The Final Regulations are effective as of January 19, 2017, and apply to taxable years beginning on or after January 19. 2017. Antero Midstream does not believe the Final Regulations affect its ability to be treated as a partnership for U.S. federal income tax purposes.

However, any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for Antero Midstream to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. Antero Midstream is unable to predict whether any of these changes or other proposals will be reintroduced or ultimately will be enacted. Any similar or future legislative changes could negatively impact the value of our indirect investment in Antero Midstream.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 3. Legal Proceedings

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares

Our common shares are listed on the New York Stock Exchange and traded under the symbol “AMGP.” On February 9, 2018, our common shares were held by 111 holders of record. The number of holders does not include the holders for whom shares are held in a “nominee” or “street” name.

The table below reflects the high and low intraday sales prices per share of our common shares on the New York Stock Exchange for each period presented:

	Common Unit		Distributions per
	High	Low	Common Unit
2017:
Quarter ended December 31, 2017	$20.84	16.62	$0.0750
Quarter ended September 30, 2017	22.16	17.66	0.0590
Quarter ended June 30, 2017	22.87	19.99	0.0270

Prior to May 9, 2017, there was no public market for our common shares.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 17, 2017, our general partner adopted the Antero Midstream GP LP Long-Term Incentive Plan (“2017 LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees, and consultants of Antero Resources are eligible to receive common shares representing limited partner interests in AMGP. An aggregate of 930,851 common shares may be delivered pursuant to awards under the 2017 LTIP, subject to customary adjustments. Common shares have been granted to each of the independent directors of our general partner under the 2017 LTIP. Please read the information under “Item 11. Executive Compensation – Compensation Discussion and Analysis – Equity Compensation Plan Information.”

Item 6. Selected Financial Data

The following table presents our selected historical financial data, for the periods and as of the dates indicated, for AMGP and our predecessor. AMGP was originally formed as ARMM to become the general partner of Antero Midstream, and converted into a limited partnership on May 4, 2017 in connection with our IPO.

The selected statement of operations data and statement of cash flows data for the years ended December 31, 2015, 2016, and 2017 and the balance sheet data as of December 31, 2016 and 2017 are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10‑K. The balance sheet data as of December 31, 2015 is derived from our audited consolidated financial statements not included in Item 8 of this Annual Report on Form 10‑K. There were no IDR distributions prior to 2015, and therefore we had no activity.

The selected financial data presented below are qualified in their entirety by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	December 31,
	2015	2016	2017
	(in thousands, except per share amounts)
Statement of operations data:
Total income	$1,264	16,944	69,720
Total expenses	—	814	41,134
Net income and comprehensive income	781	9,711	2,325

Net income per common share (basic and diluted)	$—	—	0.03
Distributions declared per share	—	—	0.16

Balance sheet data (at period end):
Cash and cash equivalents	$72	9,609	5,987
Total assets	1,041	17,369	29,759
Total capital	558	10,269	15,608

Cash flows data:
Net cash provided by operating activities	$295	9,537	28,080
Net cash used in financing activities	(223)	—	(31,702)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our financial statements. This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please read see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

References in this Annual Report on Form 10‑K to “ARMM,” “we,” “our,” “us” or like terms, when referring to periods prior to May 4, 2017, refer to our predecessor, Antero Resources Midstream Management LLC. References to “AMGP,” “we,” “our,” “us” or like terms, when referring to periods beginning on May 4, 2017 and prospectively, refer Antero Midstream GP LP.

Overview

We are a Delaware limited partnership that is taxed as a corporation for U.S. federal income tax purposes. We own 100% of the membership interests in Antero Midstream Partners GP LLC, which owns the non-economic general partner interest in Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and we own all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions. We receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs. Antero Midstream is a growth-oriented master limited partnership 52.9% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. We believe that Antero Midstream’s strategically located assets and integrated relationship with Antero Resources position it to be a leading Appalachian midstream provider across the full midstream value chain.

Our revenues are generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC. Because our success is dependent upon the operations and management of Antero Midstream and its resulting performance, Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2017, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Our Sources of Revenue

As a result of our ownership interest in IDR LLC, we are positioned to grow our distributions disproportionately relative to the growth rate of Antero Midstream’s common unit distributions. Accordingly, our primary business objective is to increase our cash available for distribution to our shareholders through the execution by Antero Midstream of its business strategy. Unless we directly acquire and hold assets or businesses in the future, our revenues will be generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC.

Financial Presentation

We own the general partner interest in Antero Midstream through our interest in AMP GP and own all of the capital interests in IDR LLC, which we control as managing member. We have no separate operating activities apart from those conducted by Antero Midstream, and our cash flows consist solely of distributions we receive relating to Antero Midstream’s distributions on its IDRs. Our financial statements are based on the equity method of accounting for our investment in Antero Midstream.

Cash Distributions

We distribute cash available for distribution to our shareholders. Cash available for distribution is the cash distribution received from Antero Midstream reduced by reserves for estimated federal and state income taxes, general and administrative expenses, and reserves for other purposes deemed necessary by the board of directors of our general partner. Distributable cash for the three months ended December 31, 2017 was as follows (in thousands):

Three Months Ended December 31, 2017
Cash distributions from Antero Midstream Partners LP	$23,772
Cash reserved for distributions to Series B units of IDR LLC	(963)
Cash distributions to Antero Midstream GP LP	22,809
General and administrative expenses	(279)
Provision for income taxes	(8,924)
Tax benefit of cash reserved for distributions to Series B units of IDR LLC	369
Cash available for distribution	$13,975

The board of directors of our general partner has declared a cash distribution of $0.075 per share, or a total of approximately $14 million, for the quarter ended December 31, 2017. The distribution will be payable on February 20, 2018 to shareholders of record as of February 1, 2018.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to future financial results primarily as a result of the significant increase in the scope of Antero Midstream’s operations over the last several years. Antero Midstream’s gathering and compression and water handling and treatment systems are relatively new, as a substantial portion of these assets have been built within the last four years. Accordingly, Antero Midstream’s revenues and expenses over that time reflect the significant increase in its operations. Similarly, Antero Resources has experienced significant changes in its production and drilling and completion schedule over that same period. As our income is predicated on Antero Midstream’s cash available for distribution, any change in Antero Midstream’s revenue and expenses could have a direct impact on us. Accordingly, it may be difficult to project trends from our historical financial data going forward.

Certain of the historical financial results discussed below may not be comparable to future financial results primarily as a result of the significant increase in Antero Midstream’s cash distributions. As our sole source of revenue, any change in Antero Midstream’s cash distributions will have a direct financial impact on us. Distributions to the IDRs began in the fourth quarter of 2015 and have increased significantly since that time as the IDRs have been entitled to a greater marginal percentage interest in distributions.

In addition, our historical results of operations do not reflect the incremental expenses we are now incurring as a result of being a publicly traded company. Our historical results of operations also reflect a U.S. federal corporate tax rate of 35%.  Effective January 1, 2018, the U.S. federal corporate tax rate was reduced from 35% to 21%. Accordingly, our historical results of operations will reflect a higher U.S. federal corporate tax rate in comparison to our future financial results.

Results of Operations

Year Ended December 31, 2016 Compared to Year Ended December 31, 2017

			Amount of
	Year Ended December 31,		Increase
	2016	2017	(Decrease)
	(in thousands)
Equity in earnings of Antero Midstream Partners LP	$16,944	69,720	52,776
Total income	16,944	69,720	52,776
General and administrative expense	814	6,201	5,387
Equity-based compensation	—	34,933	34,933
Total expenses	814	41,134	40,320
Income before income taxes	16,130	28,586	12,456
Provision for income taxes	(6,419)	(26,261)	(19,842)
Net income and comprehensive income	$9,711	2,325	(7,386)

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $16.9 million for the year ended December 31, 2016 to $69.7 million for the year ended December 31, 2017. Antero Midstream’s per-unit distribution increased in the year ended December 31, 2017 from the year ended December 31, 2016, resulting in an increase in distributions on the IDRs. In addition, IDR LLC receives a portion of Antero Midstream distributions based on a tiered approach, in which the percentage received of the total distribution increases at certain levels. The highest tier, in which cash distributions to Antero Midstream’s unitholders exceeds $0.255 per common unit it any quarter, entitles IDR LLC to 50% of said distribution. This tier was met in each quarter of 2017, opposed to only the third and fourth quarter of 2016, which contributed to the increase in our equity in earnings of Antero Midstream.

General and administrative expenses. General and administrative expenses increased from $0.8 million for the year ended December 31, 2016 to $6.2 million for the year ended December 31, 2017. During the year ended December 31, 2016, we did not incur any significant general and administrative costs; however, during the year ended December 31, 2017 we incurred approximately $5.1 million of general and administrative costs in connection with our IPO and $1.1 million of expenses related to being a public company.

Equity-based compensation expenses. Equity-based compensation expenses increased from $0 for the year ended December 31, 2016 to $34.9 million for the year ended December 31, 2017. The increase was due to the issuance of equity-based compensation in the form of Series B Units on December 31, 2016, which vest over a three-year period. See Note 4 to the consolidated financial statements.

Income tax expense. Income tax expense increased from $6.4 million for the year ended December 31, 2016 to $26.3 million for the year ended December 31, 2017. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream  related to the IDRs, net of the increase in general and administrative expenses.

The difference between income tax expense and expected income tax expense for financial statement purposes computed by applying the federal statutory rate of 35% to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses, and the effect of state income taxes.

As a result of the Tax Cuts and Job Act enacted on December 22, 2017, the U.S. corporate income tax rate will be reduced to 21% for tax years beginning in 2018.

Net income and comprehensive income. Net income and comprehensive income decreased from $9.7 million for the year ended December 31, 2016 to $2.3 million for the year ended December 31, 2017. The decrease was primarily due to an increase in equity-based compensation and general and administrative expenses, partially offset by the increase in equity in earnings of Antero Midstream in 2017.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2016

			Amount of
	Year Ended December 31,		Increase
	2015	2016	(Decrease)
Equity in earnings of Antero Midstream Partners LP	$1,264	16,944	15,680
Total income	1,264	16,944	15,680
General and administrative expense	—	814	814
Total expenses	—	814	814
Income before income taxes	1,264	16,130	14,866
Provision for income taxes	(483)	(6,419)	(5,936)
Net income and comprehensive income	$781	9,711	8,930

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $1.3 million for the year ended December 31, 2015 to $16.9 million for the year ended December 31, 2016. Antero Midstream commenced cash distributions on its IDRs during the three months ended September 30, 2015. As a result, we recognized the equity in earnings of Antero Midstream from four quarters of cash distributions by Antero Midstream on the IDRs during the year ended December 31, 2016, and two quarters of cash distributions by Antero Midstream on the IDRs during the year ended December 31, 2015.

General and administrative expenses. General and administrative expenses increased from $0 for the year ended December 31, 2015 to $0.8 million for the year ended December 31, 2016. In the year ended December 31, 2015, we did not incur any significant general and administrative costs; however, in the fourth quarter of 2016 we incurred general and administrative costs primarily in connection with our IPO.

Income tax expense. Income tax expense increased from $0.5 million for the year ended December 31, 2015 to $6.4 million for the year ended December 31, 2016. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream related to the IDRs.

The difference between income tax expense and expected income tax expense computed by applying the federal statutory rate of 35% to pre-tax income is caused by nondeductible IPO expenses and the effect of state income taxes.

Net income and comprehensive income. Net income and comprehensive income increased from net income of $0.8 million for the year ended December 31, 2015 to net income of $9.7 million for the year ended December 31, 2016. The increase was primarily due to an increase in equity in earnings of Antero Midstream, partially offset by the increase in the provision for income taxes in 2016.

Capital Resources and Liquidity

Sources and Uses of Cash

As a result of our interest in IDR LLC, we will receive at least 94% of the cash distributions paid by Antero Midstream on its IDRs. Our interest in the IDR distributions is our only cash-generating asset. We expect that income attributable to the IDR distributions from Antero Midstream will be adequate to meet our working capital requirements and expected quarterly cash distributions for at least the next twelve months. At December 31, 2017 we had a working capital deficit due to our income tax payable, which is based on equity in earnings from unconsolidated affiliates for the year ended December 31, 2017. The cash distribution attributable to our equity in earnings for the three months ended December 31, 2017 will be received in the first quarter of 2018 when Antero Midstream declares and pays the cash distribution for the fourth quarter, and will be received prior to the due date of our tax payment. On January 16, 2018,

Antero Midstream declared a cash distribution that included an IDR distribution of $23.8 million payable to IDR LLC on February 13, 2018.

The following table and discussion present a summary of our combined net cash provided by (used in) operating activities and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2015	2016	2017
Operating activities	$295	9,537	28,080
Financing activities	(223)	—	(31,702)
Net increase (decrease) in cash and cash equivalents	$72	9,537	(3,622)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $0.3 million, $9.5 million, and $28.1 million for the years ended December 31, 2015, 2016, and 2017, respectively. The increase in cash flows from operating activities in 2017 from 2016 of $18.6 million was due to an increase in distributions from Antero Midstream of $43.1 million in 2017 compared to 2016, partially offset by a $5.5 million increase in general and administrative expenses (primarily attributable to the IPO) and a $19.1 million payment in 2017 for 2016 and 2017 income taxes. These changes, together with other working capital items, resulted in the net increase in cash provided by operating activities. The increase in cash flows from operating activities in 2016 from 2015 of $9.2 million was due to an increase in distributions from Antero Midstream of $10.1 million in 2016 compared to 2015, partially offset by a $0.8 million increase in general and administrative expenses.

Cash Flows Used in Investing Activities

We did not have any investing cash flows activities during the years ended December 31, 2015, 2016 or 2017.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the year ended December 31, 2017 consisted of $15.7 million in pre-IPO income distributed to Antero Investment prior to its liquidation and $16.0 million in quarterly cash distributions to our shareholders. Net cash used in financing activities for the year ended December 31, 2015 consisted of $0.2 million in pre-IPO income distributed to Antero Investment prior to its liquidation. We did not have any financing cash flows activities during the year ended December 31, 2016.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.

Equity-Based Compensation

Equity-based compensation awards are measured at their grant date fair value and related compensation cost is recognized over the vesting period of the grant. Compensation cost for awards with only service conditions is recognized on a straight-line basis over the requisite service period of the entire reward. Estimating the fair value of each award involves a number of significant estimates including interest rates, expected volatility of our equity value, and expected distributions on the Series B Units.

Equity Method Accounting

We use the equity method to account for our investment in Antero Midstream because we have the ability to exercise significant influence over, but not control, Antero Midstream. Accordingly, we record, in the period in which it is earned, distributions from Antero Midstream associated with our ownership of IDR LLC, which owns 100% of Antero Midstream’s IDRs. The financial statements of AMGP do not consolidate the accounts of Antero Midstream. The accounts of Antero Midstream, a variable interest entity, are included in the consolidated financial statements of Antero Resources, the primary beneficiary of Antero Midstream.

New Accounting Pronouncements

On August 26, 2016, the FASB issued ASU 2016‑15, Classification of Certain Cash Receipts and Cash Payments, which removes diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows, including the presentation of distributions received from equity method investees. The new standard becomes effective for AMGP on January 1, 2018. We do not believe that this standard will have a material impact on our ongoing financial reporting upon adoption.

On June 16, 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, which requires an entity to measure its financial assets at the net amount expected to be collected.  The ASU will replace most existing guidance in GAAP regarding the valuation of financial assets when it becomes effective.  The new standard becomes effective for us on January 1, 2020.  We do not believe that this standard will have a material impact on our ongoing financial reporting upon adoption.

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Antero Midstream, please read Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2017, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Item 8. Financial Statements and Supplementary Data

The Report of Independent Registered Public Accounting Firm, Consolidated Financial Statements and supplementary financial data required for this Item are set forth beginning on page F‑1 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as December 31, 2017 at a reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

This annual report is not required to include a report of management’s assessment regarding internal control over financial reporting or an attestation of our independent public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

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

We understand that one or more SEC-reporting affiliates of SAMIH intend to disclose in their next annual or quarterly SEC report that:

(a)Santander UK plc (“Santander UK”) holds two savings accounts and one current account for two customers resident in the United Kingdom (“UK”) who are currently designated by the United States (“US”) under the Specially Designated Global Terrorist (“SDGT”) sanctions program. Revenues and profits generated by Santander UK on these accounts in the year ended December 31, 2017 were negligible relative to the overall revenues and profits of Banco Santander SA.

(b)Santander UK holds two frozen current accounts for two UK nationals who are designated by the US under the SDGT sanctions program. The accounts held by each customer have been frozen since their designation and have remained frozen through the year ended December 31, 2017. The accounts are in arrears (£1,844.73 in debit combined) and are currently being managed by Santander UK Collections & Recoveries department. No revenues or profits were generated by Santander UK on this account in the year ended December 31, 2017.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Management of Antero Midstream GP LP

Our general partner, AMGP GP LLC (“AMGP GP”), manages our operations and activities. Our shareholders are limited partners and do not participate in the management of our operations. As a general partner, our general partner is liable for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non‑recourse to it. Our general partner has the sole discretion to incur indebtedness or other obligations on our behalf on a non‑recourse basis to the general partner.

We and our general partner have no employees. All of our officers and other personnel necessary for our business to function (to the extent not outsourced) are employed by Antero Resources. As a result, the services agreement provides for our payment of an annual fee to Antero Resources for corporate, general and administrative services. This fee is initially $0.5 million per year and is subject to adjustment on an annual basis based on the CPI. The fee is also subject to adjustment to reflect any increase in the cost of providing services due to changes in applicable law, rules or regulations and any increase in the scope and extent of the services provided. The fee will not be decreased below the initial fee unless the type or extent of services provided materially decreases.

All of our officers and a majority of the directors of our general partner are also officers or directors of Antero Resources and Antero Midstream’s general partner. Our general partner’s executive officers expect to spend the substantial majority of their time managing the business of Antero Midstream and Antero Resources, which benefits us as Antero Midstream’s performance determines our success. We estimate that these officers spend less than 10% of their time on our business, as distinct from Antero Midstream’s and Antero Resources’ businesses. The actual time devoted by these officers to managing our business as well as Antero Midstream’s and Antero Resources’ will fluctuate as a result of the relative activity level between the two entities. The amount of incremental time spent by non‑officer directors who serve on both boards depends to some extent on committee assignments, but our general partner estimates that such directors will spend less than 20% more time by serving on the board of directors of our general partner.

In addition to the fee and expenses described above, we reimburse Antero Resources for costs and expenses to the extent that such costs and expenses are directly allocable to the provision of services to us, our general partner, or our subsidiaries (other than Antero Midstream and its subsidiaries), including recurring costs associated with being a separate publicly traded entity, and taxes, other than payroll taxes, or other direct operating expenses, paid by Antero Resources for our benefit. We will also reimburse our general partner for any additional expenses incurred on our behalf or to maintain our legal existence and good standing. There is no limit on the amount of fees and expenses we may be required to pay to affiliates of our general partner on our behalf pursuant to the services agreement.

Board Leadership Structure

The Board of Directors of AMGP GP (the “Board”) does not have a formal policy addressing whether or not the roles of Chairman and Chief Executive Officer should be separate or combined. The directors serving on the Board possess considerable professional and industry experience, significant experience as directors of both public and private companies and a unique knowledge of the challenges and opportunities that we face. As such, the Board believes that it is in the best position to evaluate our needs and to determine how best to organize our leadership structure to meet those needs.

At present, our Board has chosen to combine the positions of Chairman and Chief Executive Officer. While the Board believes it is important to retain the flexibility to determine whether the roles of Chairman and Chief Executive Officer should be separated or combined in one individual, the Board believes that the current Chief Executive Officer is an individual with the necessary experience, commitment and support of the other members of the Board to effectively carry out the role of Chairman.

The Board believes this structure promotes better alignment of strategic development and execution, more effective implementation of strategic initiatives and clearer accountability for our success or failure. Moreover, the Board believes that combining the Chairman and Chief Executive Officer positions does not impede independent oversight of AMGP. Five of the seven members of the Board are independent under NYSE rules.

Board’s Role in Risk Oversight

In the normal course of our business, we are exposed to a variety of risks. The Board oversees our strategic direction, and in doing so considers the potential rewards and risks of our business opportunities and challenges, and monitors the development and management of risks that impact our strategic goals.

Executive Sessions

To facilitate candid discussion among our directors, the non-management directors meet in regularly scheduled executive sessions. The director who presides at these meetings is chosen by the Board prior to such meetings.

Interested Party Communications

Shareholders and other interested parties may communicate by writing to: Antero Midstream GP LP, 1615 Wynkoop Street, Denver, Colorado 80202. Shareholders may submit their communications to the Board, any committee of the Board or individual directors on a confidential or anonymous basis by sending the communication in a sealed envelope marked "Shareholder Communication with Directors" and clearly identify the intended recipient(s) of the communication.

Our Chief Administrative Officer will review each communication and other interested parties and will forward the communication, as expeditiously as reasonably practicable, to the addressee if: (1) the communication complies with the requirements of any applicable policy adopted by the Board relating to the subject matter of the communication; and (2) the communication falls within the scope of matters generally considered by the Board. To the extent the subject matter of a communication relates to matters that have been delegated by the Board to a committee or to an executive officer of the general partner, then the general partner’s Chief Administrative Officer may forward the communication to the executive officer or chairman of the committee to which the matter has been delegated. The acceptance and forwarding of communications to the members of the Board or an executive officer does not imply or create any fiduciary duty of the Board members or executive officer to the person submitting the communications.

Information may be submitted confidentially and anonymously, although we may be obligated by law to disclose the information or identity of the person providing the information in connection with government or private legal actions and in other circumstances. Our policy is not to take any adverse action, and not to tolerate any retaliation, against any person for asking questions or making good faith reports of possible violations of law, our policies or our Corporate Code of Business Conduct and Ethics.

Available Governance Materials

The Board has adopted the following materials, which are available on our website at www.anteromidstreamgp.com:

•	Charter of the Audit Committee of the Board of Directors;
•	Corporate Code of Business Conduct and Ethics;
•	Financial Code of Ethics; and
•	Corporate Governance Guidelines.

Shareholders may obtain a copy, free of charge, of each of these documents by sending a written request to Antero Midstream GP LP, 1615 Wynkoop Street, Denver, Colorado, 80202. We intend to disclose any amendments to, or waivers from, our Code of Business Conduct and Ethics on our website.

Directors and Executive Officers

The following table shows information for our general partner’s executive officers and directors. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board. There are no family relationships among any of the directors or executive officers. Some of the directors and all of the executive officers also serve as executive officers of Antero Resources and Antero Midstream’s general partner.

Name	Age	Position With Our General Partner
Paul M. Rady	64	Chairman and Chief Executive Officer
Glen C. Warren, Jr.	62	Director, President and Secretary
Michael N. Kennedy	43	Chief Financial Officer and Senior Vice President—Finance
Kevin J. Kilstrom	63	Senior Vice President—Production
Alvyn A. Schopp	59	Chief Administrative Officer, Regional Senior Vice President and Treasurer
Ward D. McNeilly	67	Senior Vice President—Reserves, Planning and Midstream
Peter R. Kagan	49	Director
W. Howard Keenan, Jr.	67	Director
James R. Levy	41	Director
Brooks J. Klimley	60	Director
Rose M. Robeson	57	Director

Paul M. Rady has served as Chief Executive Officer of our general partner since January 2017 and as Chairman of the Board of Directors of our general partner since April 2017 and has served as Chief Executive Officer and Chairman of the Board of Directors of the general partner of Antero Midstream since February 2014. Mr. Rady was a co‑founder and served as Chief Executive Officer and Chairman of the Board of Directors of Antero Resources since May 2004 and of its predecessor company from its founding in 2002 to its sale to XTO Energy, Inc. in April 2005. Prior to Antero Resources, Mr. Rady served as President, CEO and Chairman of Pennaco Energy from 1998 until its sale to Marathon in early 2001. Prior to Pennaco, Mr. Rady was with Barrett Resources from 1990 until 1998 where he initially was recruited as Chief Geologist in 1990, then served as Exploration Manager, EVP Exploration, President, COO and Director and ultimately CEO. Mr. Rady began his career with Amoco where he served 10 years as a geologist focused on the Rockies and Mid‑Continent. Mr. Rady holds a B.A. in Geology from Western State College of Colorado and M.Sc. in Geology from Western Washington University.

Mr. Rady’s significant experience as a chief executive of oil and gas companies, together with his training as a geologist and broad industry knowledge, enable Mr. Rady to provide the board with executive counsel on a full range of business, strategic and professional matters.

Glen C. Warren, Jr. has served as President and Secretary of our general partner since January 2017 and as a director of our general partner since April 2017 and has served as President and Secretary and as a director of the general partner of Antero Midstream since January 2016, prior to which he served as President, Chief Financial Officer and Secretary and as a director of the general partner of Antero Midstream beginning in February 2014. Mr. Warren was a co‑founder and served as President, Chief Financial Officer and Secretary and as a director of Antero Resources since May 2004 and of its predecessor company from its founding in 2002 to its sale to XTO Energy, Inc. in April 2005. Prior to Antero Resources, Mr. Warren served as EVP, CFO and Director of Pennaco Energy from 1998 until its sale to Marathon in early 2001. Mr. Warren spent 10 years as a natural resources investment banker focused on equity and debt financing and M&A advisory with Lehman Brothers, Dillon, Read & Co. Inc. and Kidder, Peabody & Co. Mr. Warren began his career as a landman in the Gulf Coast region with Amoco, where he spent six years. Mr. Warren holds a B.A. from the University of Mississippi, a J.D. from the University of Mississippi School of Law and an M.B.A. from the Anderson School of Management at U.C.L.A.

Mr. Warren’s significant experience as a chief financial officer of oil and gas companies, together with his experience as an investment banker and broad industry knowledge, enable Mr. Warren to provide the board with executive counsel on a full range of business, strategic, financial and professional matters.

Michael N. Kennedy has served as our Chief Financial Officer and Senior Vice President of Finance since April 2017 and has served as Chief Financial Officer and Senior Vice President of Finance of the general partner of Antero Midstream since January 2016, prior to which he served as Vice President of Finance of the general partner of Antero Midstream beginning in February 2014. Mr. Kennedy has also served as Senior Vice President of Finance of Antero Resources since January 2016, prior to which he served as Vice President of Finance of Antero Resources beginning in August 2013. Mr. Kennedy was Executive Vice President and Chief Financial Officer of Forest Oil Corporation (“Forest”) from 2009 to 2013. From 2001 until 2009, Mr. Kennedy held various financial positions of increasing responsibility within Forest. From 1996 to 2001, Mr. Kennedy was an auditor with Arthur Andersen LLP focusing on the Natural Resources industry. Mr. Kennedy holds a B.S. in Accounting from the University of Colorado at Boulder.

Kevin J. Kilstrom has served as our Senior Vice President of Production since April 2017 and has served as Senior Vice President of Production of the general partner of Antero Midstream since January 2016, prior to which he served as Vice President of Production of the general partner of Antero Midstream beginning in February 2014. Mr. Kilstrom also has served as Senior Vice President of Production of Antero Resources since January 2016, prior to which he served as Vice President of Production of Antero Resources beginning in June 2007. Mr. Kilstrom was a Manager of Petroleum Engineering with AGL Energy of Sydney, Australia (“AGL”) from 2006 to 2007. Prior to AGL, Mr. Kilstrom was with Marathon Oil (“Marathon”) as an Engineering Consultant and Asset Manager from 2003 to 2006 and as a Business Unit Manager for Marathon’s Powder River coal bed methane assets from 2001 to 2003. Mr. Kilstrom also served as a member of the board of directors of three Marathon subsidiaries from October 2003 through May 2005. Mr. Kilstrom was an Operations Manager and reserve engineer at Pennaco Energy from 1999 to 2001. Mr. Kilstrom was at Amoco for more than 22 years prior to 1999. Mr. Kilstrom holds a B.S. in Engineering from Iowa State University and an M.B.A. from DePaul University.

Alvyn A. Schopp has served as our Chief Administrative Officer, Regional Senior Vice President, and Treasurer since April 2017 and has served as Chief Administrative Officer, Regional Senior Vice President, and Treasurer of Antero Midstream’s general partner since January 2016, prior to which he served as Chief Administrative Officer, Regional Vice President and Treasurer of Antero Midstream’s general partner beginning in February 2014. Mr. Schopp has also served as Chief Administrative Officer, Regional Senior Vice President, and Treasurer of Antero Resources since January 2016, as Chief Administrative Officer, Regional Vice President and Treasurer from September 2013 to January 2016, as Vice President of Accounting and Administration and Treasurer from January 2005 to September 2013, as Controller and Treasurer from 2003 to 2005 and as Vice President of Accounting and Administration and Treasurer of Antero Resources’ predecessor company, Antero Resources Corporation, from January 2005 until its sale to XTO Energy, Inc. in April 2005. From 1993 to 2000, Mr. Schopp was CFO, Director and ultimately CEO of T‑Netix. From 1980 to 1993 Mr. Schopp was with KPMG LLP, most recently as a Senior Manager. Mr. Schopp holds a B.B.A. from Drake University.

Ward D. McNeilly has served as our Senior Vice President of Reserves, Planning and Midstream since April 2017 and has served as Senior Vice President of Reserves, Planning and Midstream of Antero Midstream’s general partner since January 2016, prior to which he served as Vice President of Reserves, Planning and Midstream of Antero Midstream’s general partner beginning in February 2014. Mr. McNeilly also has served as Senior Vice President of Reserves, Planning & Midstream of Antero Resources since January 2016, prior to which he served as Vice President of Reserves, Planning & Midstream of Antero Resources beginning in October 2010. Mr. McNeilly has 37 years of experience in oil and gas asset management, operations, and reservoir management. From 2007 to October 2010, Mr. McNeilly was BHP Billiton’s Gulf of Mexico Operations Manager. From 1996 through 2007, Mr. McNeilly served in various North Sea and Gulf of Mexico Deepwater operations and asset management positions with Amoco and then BP. Mr. McNeilly served in a number of different domestic and international positions with Amoco from 1979 to 1996. Mr. McNeilly holds a B.S. in Geological Engineering from the Mackay School of Mines at the University of Nevada.

Peter R. Kagan has served as a director of our general partner since April 2017. Mr. Kagan has also served as a director of Antero Midstream since February 2014 and a director of Antero Resources since 2004. Mr. Kagan has been with Warburg Pincus since 1997 where he leads the firm’s investment activities in energy and natural resources. He is a

Partner of Warburg Pincus & Co. and a Managing Director of Warburg Pincus LLC. He is also a member of Warburg Pincus LLC’s Executive Management Group. Mr. Kagan received a B.A. degree cum laude from Harvard College and J.D. and M.B.A. degrees with honors from the University of Chicago. Prior to joining Warburg Pincus, he worked in investment banking at Salomon Brothers in both New York and Hong Kong. Mr. Kagan currently also serves on the boards of directors of the following public companies: Laredo Petroleum Holdings, Inc., MEG Energy Corp. and Targa Resources Corp., as well as the boards of several private companies. In addition, he is a director of Resources for the Future and a trustee of Milton Academy.

Mr. Kagan has significant experience with energy companies and investments and broad knowledge of the oil and gas industry. We believe his background and skill set make Mr. Kagan well‑suited to serve as a member of our board of directors.

W. Howard Keenan, Jr. has served as a director of our general partner since April 2017. Mr. Keenan has also served as a director of Antero Midstream since February 2014 and a director of Antero Resources since 2004. Mr. Keenan has over 40 years of experience in the financial and energy businesses. Since 1997, he has been a Member of Yorktown Partners LLC, a private investment manager focused on the energy industry. From 1975 to 1997, he was in the Corporate Finance Department of Dillon, Read & Co. Inc. and active in the private equity and energy areas, including the founding of the first Yorktown Partners fund in 1991. He is serving or has served as a director of multiple Yorktown Portfolio companies and currently serves as a director of the following public companies: Ramaco Resources, Inc. and Solaris Oilfield Infrastructure, Inc. Mr. Keenan holds a B.A. degree cum laude from Harvard College and an M.B.A. degree from Harvard University.

Mr. Keenan has significant experience with energy companies and investments and broad knowledge of the oil and gas industry. We believe his background and skill set make Mr. Keenan well‑suited to serve as a member of our board of directors.

James R. Levy has served as a director of our general partner since April 2017 and joined the audit committee of the board of directors of our general partner in connection with our listing on the NYSE. Mr. Levy has also served as a director of Antero Resources since October 2013, where he serves on the compensation committee. Mr. Levy joined Warburg Pincus in 2006 and focuses on investments in the energy industry. Mr. Levy is a Partner of Warburg Pincus & Co. and a Managing Director of Warburg Pincus LLC. Prior to joining Warburg Pincus, Mr. Levy worked as a private equity investor at Kohlberg & Company and in M&A advisory at Wasserstein Perella & Co. Mr. Levy currently serves on the board of directors of Laredo Petroleum as well as the board of directors of several private companies. In addition, he is a trustee of Prep for Prep. Mr. Levy received a Bachelor of Arts degree from Yale University.

Mr. Levy has significant experience with energy companies and investments and broad knowledge of the oil and gas industry. We believe his background and skill set make Mr. Levy well‑suited to serve as a member of our board of directors.

Brooks J. Klimley joined the board of our general partner in connection with our listing on the NYSE, and serves as a member of the audit committee. Mr. Klimley served as a director of Antero Midstream, where he also served as a member of the audit committee, from March 2015 until he joined the board of our general partner. In 2013, Mr. Klimley joined The Silverfern Group, which is focused on private equity co‑investments, after a nearly 25 year career leading investment banking practices covering the energy and mining sectors. In addition, he has served as an Adjunct Professor at Columbia University’s graduate schools of business and international affairs since 2010. Previously, Mr. Klimley acted as President of Brooks J. Klimley & Associates, an energy advisory services firm focused on strategy and capital raising for energy and natural resources companies. Prior to founding his own firm in 2009, Mr. Klimley acted as the President of CIT Energy and held senior leadership positions at a number of financial institutions, including Citicorp, Bear Stearns, UBS and Kidder, Peabody. Mr. Klimley holds a dual B.A./M.A. in Jurisprudence (Law) from Oxford University and a joint degree in Economics and History from Columbia University.

Mr. Klimley has significant experience with energy companies and investments and broad knowledge of the oil and gas industry. We believe his background and skill set make Mr. Klimley well‑suited to serve as a member of our board of directors.

Rose M. Robeson joined the board of directors of our general partner in connection with our listing on the NYSE, and serves as chairman of the audit committee. Prior to her retirement in March 2014, Ms. Robeson was Senior Vice President & Chief Financial Officer of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, LP from May 2012 until January 2014. Ms. Robeson also served as Group Vice President and Chief Financial Officer of DCP Midstream LLC from January 2002 to May 2012. Ms. Robeson served as a director of American Midstream GP, LLC, the general partner of American Midstream Partners, LP (NYSE: AMID) from June 2014 to June 2016. Ms. Robeson served as a director of Tesco Corporation from November 2015 to December 2017. Ms. Robeson earned her B.S. degree in accounting from Northwest Missouri State University. Ms. Robeson became a certified public accountant in 1983 and her license is currently inactive. Ms. Robeson is a member of the board of directors of SM Energy, an independent energy company engaged in the acquisition, development, and production of crude oil, natural gas and natural gas liquids in onshore North America, and serves as Audit Committee Chair. Ms. Robeson is also a director of Newpark Resources (NYSE: NR), a worldwide provider of drilling fluids systems and composite matting systems used in oilfield services, and serves on the Audit, Compensation, and Nominating and Governance committees.

Ms. Robeson brings to the Board over 30 years of experience in various aspects of the oil and gas industry, including exploration and production, midstream and refining and marketing. She also has significant financial management, risk management and accounting oversight experience, which is important in the oversight of our financial reporting and risk management functions. Ms. Robeson’s service on other public company boards enhances her strong corporate governance background. We believe her background and skill set make Ms. Robeson well‑suited to serve as a member of our board of directors and as Chairman of the audit committee.

Committees of the Board of Directors

The board of directors of our general partner has an audit committee. We do not have a compensation committee, but rather the board of directors of our general partner approves equity grants to directors and Antero Resources employees. The board of directors of our general partner may establish a conflicts committee to review specific matters that the board believes may involve conflicts of interest.

Audit Committee

Rules implemented by the NYSE and SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act, subject to transitional relief during the year following our IPO. Messrs. Levy and Klimley serve on our audit committee, and Ms. Robeson serves as the Chairman of the committee. As required by the rules of the SEC and listing standards of the NYSE, the audit committee currently consists of a majority of independent directors under the standards established by the NYSE and the Exchange Act and will consist solely of independent directors within one year of our IPO. SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member. An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules. Our board of directors believes that Ms. Robeson possesses substantial financial experience based on her extensive experience in finance as it relates to the oil and gas industry as the former CFO of DCP Midstream LLC. As a result of these qualifications, we believe Ms. Robeson satisfies the definition of “audit committee financial expert.”

This committee oversees, reviews, acts on and reports on various auditing and accounting matters to our board of directors, including: the selection of our independent accountants, the scope of our annual audits, fees to be paid to the independent accountants, the performance of our independent accountants and our accounting practices. In addition, the audit committee oversees our compliance programs relating to legal and regulatory requirements. We adopted an audit committee charter defining the committee’s primary duties in a manner consistent with the rules of the SEC and NYSE.

Conflicts Committee

Our general partner may, from time to time, have a conflicts committee to which the board will appoint at least two independent directors and which may be asked to review specific matters that the board believes may involve conflicts of interest and determines to submit to the conflicts committee for review. The conflicts committee will determine if the resolution of the conflict of interest is adverse to the interest of the partnership. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates, Antero Resources, and must meet the independence standards established by the NYSE and the Exchange Act to serve on an audit committee of a board of directors, along with other requirements in our partnership agreement. Any matters approved by the conflicts committee will be conclusively deemed to be approved by us and all of our partners and not a breach by our general partner of any duties it may owe us or our unitholders.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and managing board members of our general partner and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports.

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required, we believe that all of the officers and managing board members of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements during fiscal year 2017.

Item 11. Executive Compensation

Executive Compensation
Overview

The tables and narrative disclosure below provide compensation disclosure that satisfies the requirements applicable to emerging growth companies.

Neither we nor our general partner have any employees. All of the executive officers of our general partner and other personnel who provide services to our business are employed by Antero Resources. The tables and narrative disclosure below provide compensation information for the following named executive officers of our general partner, whom we refer to herein collectively as our “Named Executive Officers”:

2017 Named Executive Officers

Name	Principal Position
Paul M. Rady	Chairman of the Board and Chief Executive Officer
Glen C. Warren, Jr.	Director, President and Secretary
Michael N. Kennedy	Chief Financial Officer and Senior Vice President—Finance
Alvyn A. Schopp	Chief Administrative Officer, Regional Senior Vice President and Treasurer
Kevin J. Kilstrom	Senior Vice President—Production
Ward D. McNeilly	Senior Vice President—Reserves, Planning and Midstream

Our Named Executive Officers currently receive all of their compensation and benefits for services provided to our business from Antero Resources, Antero Midstream and IDR LLC. All decisions regarding the compensation of our Named Executive Officers, other than with respect to long-term equity incentive awards under the Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream LTIP”) and Series B Units issued by IDR LLC, are made by the compensation committee of Antero Resources’ board of directors (the “Compensation Committee”). Pursuant to the services agreement that we have entered into with Antero Resources and our general partner, we are required to reimburse Antero Resources for a proportionate amount of compensation expenses incurred on our behalf. Although we bear an allocated portion of Antero Resources’ costs of providing such compensation and benefits to our Named Executive Officers, we have no control over such costs and do not establish or direct the compensation policies or practices of Antero Resources or Antero Midstream.

The elements of compensation provided by Antero Resources and the Compensation Committee’s decisions with respect to our Named Executive Officers’ compensation are not subject to approval by the board of directors of our general partner. Certain members of the board of directors of our general partner are members of the board of directors of Antero Resources. Messrs. Kagan, Keenan and Levy served on the board of directors of our general partner and the board of directors of Antero Resources in 2017. As used in this Item 11 (other than in this “Overview” and the “Compensation of Directors” section below), references to “our,” “we,” “us,” the “Company,” and similar terms refer to Antero Resources, references to the “Board” or “Board of Directors” refer to the board of directors of Antero Resources, and references to the Partnership refer to Antero Midstream.

Summary Compensation Table

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2017, 2016 and 2015.

Summary Compensation Table for the Years Ended December 31, 2017, 2016 and 2015

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)		All Other Compensation ($)(4)	Total ($)
Paul M. Rady	2017	$853,833	$823,680	$8,240,720	$—		$6,983	$9,925,217
(Chairman of the Board of	2016	$831,667	$1,249,500	$8,185,133	$—	(5)	$10,600	$10,276,900
Directors and Chief	2015	$820,833	$990,000	$6,000,009	$1,474,000	(6)	$10,600	$9,295,442
Executive Officer)

Glen C. Warren, Jr.	2017	$641,833	$516,000	$5,493,827	$—		$10,800	$6,662,461
(Director, President and	2016	$625,000	$782,500	$5,456,802	$—	(5)	$10,600	$6,874,902
Chief Financial Officer of the	2015	$616,667	$620,000	$3,999,992	$982,672	(6)	$10,600	$6,229,931
Company and Secretary)

Alvyn A. Schopp	2017	$429,833	$367,200	$2,032,733	$—		$6,418	$2,836,185
(Chief Administrative	2016	$418,333	$445,188	$12,805,262	$—		$10,600	$13,679,383
Officer and Sr. Regional	2015	$412,500	$352,750	$1,500,013	$368,500	(6)	$10,600	$2,644,363
Vice President)

Kevin J. Kilstrom	2017	$429,833	$367,200	$2,032,733	$—		$8,553	$2,838,320
(Sr. Vice President—	2016	$418,333	$445,188	$6,739,263	$—		$10,600	$7,613,384
Production)	2015	$412,500	$352,750	$1,500,013	$368,500	(6)	$10,600	$2,644,363

Ward D. McNeilly	2017	$389,000	$332,350	$2,032,733	$—		$10,800	$2,764,884
(Sr. Vice President—	2016	$378,333	$402,688	$6,739,263	$—		$10,600	$7,530,884
Reserves, Planning and	2015	$372,500	$300,000	$1,349,995	$331,650	(6)	$10,600	$2,364,745
Midstream)

Michael N. Kennedy	2017	$373,167	$300,000	$2,032,733	$—	(5)	$10,800	$2,716,700
(Sr. Vice President—	2016	$363,333	$364,000	$2,021,264	$—		$9,680	$2,758,277
Finance, and Chief Financial	2015	$358,333	$288,000	$3,439,439	$368,500	(6)	$10,600	$4,464,872
Officer of the Partnership)

(1)

The amounts in this column may differ from those reported above under “Compensation Discussion and Analysis—Elements of Direct Compensation—Base Salaries” due to the fact that adjustments to the base salaries of our Named Executive Officers for the 2016 and 2017 fiscal years took effect on March 1, 2016, and March 1, 2017, respectively.

(2)	Represents the aggregate amount of the annual discretionary cash bonuses paid to each Named Executive Officer.
(3)

The amounts in this column represent the grant date fair value of (i) restricted stock unit awards and performance share unit awards granted to the Named Executive Officers pursuant to the AR LTIP (as discussed in “Narrative Disclosure to Summary Compensation Table—Restricted Stock Unit Awards and Performance Share Units” below) and (ii) phantom units (which include Midstream DERs, as discussed in “Narrative Disclosure to Summary Compensation Table—Phantom Unit Awards” below) granted to the Named Executive Officers pursuant to the Midstream LTIP, each as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. See Note 4 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(4)	The amounts in this column represent the amount of the Company’s 401(k) match for fiscal 2015, 2016 and 2017 for each participating Named Executive Officer.
(5)

In December 2016, Messrs. Rady and Warren were each issued Series B Units in IDR LLC, two-thirds of which were unvested as of December 31, 2017. Mr. Kennedy was granted Series B Units in IDR LLC on January 10, 2017, two-thirds of which were unvested as of December 31, 2017. As discussed below under the heading “Payments Upon Termination or Change in Control—Series B Units in IDR LLC,” the Series B Units in IDR LLC are intended to constitute “profits interests” for federal tax purposes. Accordingly, if IDR LLC had been liquidated as of the date these Series B Units were granted, Messrs. Rady, Warren and Kennedy would not have been entitled to receive any distributions with respect to such Series B Units. Please see “Narrative Disclosure to

Summary Compensation Table and Grants of Plan-Based Awards Table—Series B Units in IDR LLC” for more information regarding the Series B Units in IDR LLC.
(6)

These amounts reflect the grant date fair value of stock option awards granted to our Named Executive Officers pursuant to the AR LTIP in April 2015, computed in accordance with FASB ASC Topic 718. See Note 4 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

Narrative Disclosure to Summary Compensation Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table.

Elements of Direct Compensation

Our Named Executive Officers’ compensation includes the following key components:

•	Base salaries;
•	Annual cash incentive payments; and
•	Long-term equity-based incentive awards.
Base Salaries

Base salaries are designed to provide a minimum, fixed level of cash compensation for services rendered during the year. Base salaries are reviewed annually, but are not necessarily increased if the Compensation Committee believes that (1) our executives are currently compensated at proper levels in light of Company performance or external market factors, or (2) an increase or addition to other elements of compensation would be more appropriate in light of our objectives.

Annual Cash Incentive Awards

Purpose and Operation

Annual cash incentive payments, which we also refer to as cash bonuses, are a key component of each Named Executive Officer’s annual compensation package. This annual incentive plan is based on a balanced scorecard that is used to measure our performance. The bonus targets for each of the Named Executive Officers, which are expressed as a percentage of base salary, are listed below:

Executive Officer	2017 Target Bonus (as a % of base salary)
Paul M. Rady	120%
Glen C. Warren, Jr.	100%
Alvyn A. Schopp	85%
Kevin J. Kilstrom	85%
Ward D. McNeilly	85%
Michael N. Kennedy	80%

Performance Metrics

The following table identifies the selected financial, operational and strategic performance metrics for the 2017 annual incentive program, the relative weightings for each category, and the threshold, target and maximum bonus levels for each metric, as well as the actual performance levels achieved with respect to each metric:

Performance Category	Weighting Factor(1)	Selected Metric	Minimum	Target	Maximum	Actual	Performance Score
Financial	25%	EBITDAX (YE 2016 Strip) ($MM)(2)	1,440	1,544	1,640	1,557	14%
		Net Debt / EBITDAX(2)	3.7x	3.5x	3.3x	3.1x	25%
Operational	35%	Net Production vs. Plan (Mcfe/d)	2,160	2,238	2,300	2,253	6%
		Development Costs ($/Mcfe)(3)	$0.70	$0.65	$0.60	$0.53	10%
		Cash Production Expense ($/Mcfe)(4)	$1.81	$1.74	$1.67	$1.69	9%
		G&A Expense ($/Mcfe)(5)	$0.21	$0.19	$0.17	$0.18	8%
		Capital Expenditures vs. Plan ($MM)(6)	$2,200	$2,100	$2,000	$2,041	6%
		Drilling Rate of Return (%) at predrill commodity prices and actual costs	43%	53%	63%	50%	4%
		Lost Time Incident Rate (LTIR)	0.30	0.10	0.08	0.03	10%
Strategic	40%	Succession Planning		(7)		(7)	10%
		Strategic Planning		(7)		(7)	10%
		Safety Training and Contractor Management		(7)		(7)	10%
		No Meaningful Environmental Incidents		(7)		(7)	10%
Total	100%						132%

(1)	Equal weighting among performance metrics for each performance category.
(2)	Excludes $98 million EBITDAX impact from previously disclosed contractual disputes relating to natural gas sales contracts.
(3)	Represents well-by-well net capital costs divided by well-by-well net reserves for all Company-operated wells completed in 2017.
(4)	Includes marketing revenues and expenses.
(5)	Excludes non-cash stock-based compensation.
(6)	Includes drilling and completion, leasehold acquisitions, water and midstream capital. Excludes proved property acquisitions.
(7)

Target for these items is at the discretion of the Compensation Committee, taking into account specific actions and plans incurred throughout the course of the year. The Compensation Committee determines the amount of progress in each case and considers the actions taken by management and the level of contribution to the overall success of the Company.

2017 Scorecard Results

Although our actual performance indicated a payout calculation of 132%, the Compensation Committee determined that payouts under the 2017 annual incentive scorecard should be capped at 80% of target for Messrs. Rady and Warren and 100% of target for Messrs. Schopp, Kilstrom, McNeilly and Kennedy. The Compensation Committee elected for the 2017 bonuses to be paid in March 2018. The table below reflects the results of our 2017 annual incentive scorecard:

Executive Officer	2017 Target Bonus ($)	Performance Achievement Level (Percentage of Target)	Unadjusted 2017 Bonus Result ($)	Performance Capped Maximum (Percentage of Target)	Actual 2017 Bonus ($)
Paul M. Rady	$1,029,600	132%	$1,359,072	80%	$823,680
Glen C. Warren, Jr.	$645,000	132%	$851,400	80%	$516,000
Alvyn A. Schopp	$367,200	132%	$484,704	100%	$367,200
Kevin J. Kilstrom	$367,200	132%	$484,704	100%	$367,200
Ward D. McNeilly	$332,350	132%	$438,702	100%	$332,350
Michael N. Kennedy	$300,000	132%	$396,000	100%	$300,000

Long-Term Equity-Based Incentive Awards
Restricted Stock Unit Awards and Performance Share Units

The Compensation Committee granted restricted stock unit awards and performance share unit awards under the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) to each of our Named Executive Officers in April 2017. The restricted stock unit awards will vest pro rata on each of the first four anniversaries of the date of grant. The performance share unit awards will be earned based upon our three-year total shareholder return relative to our selected peer group, as described below. In each case, the applicable Named Executive Officer must remain continuously employed by us from the grant date through the applicable vesting date. All of the restricted stock units and performance share unit awards will also vest in full upon a termination of a Named Executive Officer’s employment due to his death or disability.

The performance share units awarded in 2017 will be earned, if at all, based upon the Company’s three-year total shareholder return performance measured against a selected peer group of onshore publicly traded oil and gas companies that are reasonably similar to us in terms of size and operations. In order to achieve a payout under the performance share unit awards, our total shareholder return performance relative to the peer group over the performance period must rank at or above the 30th percentile for a threshold payout, the 55th percentile for a target payout, or the 80th percentile for the maximum payout. The payout will be determined as follows:

Performance Level	Relative Total Shareholder Return Percentile Ranking	Performance Payout%*
Maximum	80%	200%
Target	55%	100%
Threshold	30%	50%

*

Regardless of our relative ranking, if our total shareholder return is negative for the performance period, the number of performance share units earned will not exceed 100% of target. If our relative total shareholder return percentile ranking falls between performance levels, the performance payout percentage will be determined by linear interpolation between such performance levels.

Vested restricted stock units (less any restricted stock units withheld to satisfy applicable tax withholding obligations) will be settled through the issuance of common stock within 30 days following the vesting date. Named Executive Officers holding unvested restricted stock units are entitled to receive dividend equivalent right credits (the “AR DERs”), if any, equal to cash distributions paid in respect of a share of our common stock. The AR DERs will be paid in cash within 30 days following the vesting of the associated restricted stock units, or, if applicable, will be forfeited at the same time the associated restricted stock units are forfeited. The potential acceleration and forfeiture events related to these restricted stock units are described in greater detail under the heading “Potential Payments Upon Termination or Change in Control” below.

Phantom Unit Awards

On April 15, 2017, the board of directors of the general partner of the Partnership granted phantom units under the Midstream LTIP to each of our Named Executive Officers in connection with the Company’s annual compensation program to recognize the Named Executive Officers’ contributions to the operations of the Partnership. Phantom units granted under the Midstream LTIP generally represent the right to receive common units of the Partnership upon vesting. The phantom unit awards granted to our Named Executive Officers will vest, in four equal installments, on each of the first four anniversaries of the grant date so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date. All of the phantom units granted to a Named Executive Officer will become fully vested immediately if such Named Executive Officer’s employment terminates due to death or disability or the consummation of a change in control (as defined in the Midstream LTIP). Vested phantom units (less any phantom units withheld to satisfy applicable tax withholding obligations) will be settled through the issuance of common units within 30 days following the vesting date. Named Executive Officers holding unvested phantom units are entitled to receive distribution equivalent right credits (the “Midstream DERs”) equal to cash distributions paid in respect of a common unit of the Partnership. The Midstream DERs will be paid in cash within 30 days following the vesting of the associated phantom units, or, if applicable, will be forfeited at the same time the associated phantom units are forfeited. The potential acceleration and forfeiture events relating to these phantom units are described in greater detail under the heading “Potential Payments Upon Termination or Change in Control” below.

Series B Units in IDR LLC

IDR LLC was formed to hold 100% of the Partnership’s IDRs. As of December 31, 2017, Messrs. Rady, Warren and Kennedy held 48,000, 32,000 and 4,000, respectively, of the 98,600 outstanding Series B Units in IDR LLC. To the extent vested, the Series B Units in IDR LLC entitle the holders thereof to receive, subject to the terms and provisions of the limited liability company agreement of IDR LLC (the “IDR LLC Agreement”) and the incentive unit award agreements pursuant to which the awards were granted, a proportionate amount of up to 6% of any future profits of IDR LLC that result from any distributions on the Partnership’s IDRs that are held by IDR LLC in excess of $7.5 million per quarter. Unvested Series B Units in IDR LLC are not entitled to receive any distributions; however, in connection with any subsequent distribution on the Partnership’s IDRs following the date an unvested Series B Unit in IDR LLC becomes vested, the holder of such vested Series B Unit in IDR LLC is entitled to receive an additional distribution equal to the aggregate amount of distributions that would have been made with respect to such Series B Unit in IDR LLC during the period in which such Series B Unit was unvested if such Series B Unit had been vested.

With respect to vested Series B Units in IDR LLC, Messrs. Rady, Warren and Kennedy have the right, upon delivery of notice to IDR LLC, to require IDR LLC to redeem all or a portion of their vested Series B Units for a number of newly issued AMGP common shares, equal to the quotient determined by dividing (a) the product of (i) the Per Vested B Unit Entitlement (as defined below) and (ii) the number of vested Series B Units being redeemed, by (b) the volume-weighted average price of an AMGP common share for the 20 trading days ending on and including the trading day prior to the date of such notice (the “AMGP VWAP Price”).  However, in no event will the aggregate number of AMGP common shares issued by AMGP pursuant to all such redemptions by owners of Series B Units exceed 6% of the aggregate number of issued and outstanding AMGP common shares.

For purposes of the redemption right described above, the “Per Vested B Unit Entitlement” is calculated in accordance with the IDR LLC Agreement, and will equal, as of the date of determination, the quotient obtained by dividing (a) the product of (i) the fair market value of IDR LLC (which for this purpose is based on the equity value of AMGP calculated on the applicable date of determination by multiplying the AMGP VWAP Price and the number of then-outstanding AMGP common shares) as of such date minus $2.0 billion and (ii) the product of (A) 6%, (B) the percentage of authorized Series B Units that are outstanding at such time and (C) the percentage of outstanding Series B Units that have vested, by (b) the total number of vested Series B Units outstanding at such time.  In addition, upon the earliest to occur of (x) December 31, 2026, (y) a change of control transaction of AMGP or of IDR LLC, or (z) a liquidation of IDR

LLC, AMGP may redeem each outstanding Series B Unit in exchange for AMGP common shares in accordance with the ratio described above, subject to certain limitations.

The remaining unvested Series B Units in IDR LLC issued to Messrs. Rady and Warren on December 31, 2016, will become vested in two equal installments on December 31 of each of 2018 and 2019, so long as the applicable executive remains continuously employed by us or one of our affiliates through each vesting date. The remaining unvested Series B Units in IDR LLC issued to Mr. Kennedy on January 10, 2017 will become vested in two equal installments on December 31 of each of 2018 and 2019, so long as Mr. Kennedy remains continuously employed by us or one of our affiliates through each vesting date. The potential acceleration and forfeiture events relating to these units are described in greater detail under the heading “Potential Payments Upon Termination or Change of Control” below.

Other Benefits

Employment Agreements

We do not maintain any employment, severance or change-in-control agreements with any of our Named Executive Officers.

Health and Welfare Benefits

Our Named Executive Officers are eligible to participate in all of our employee health and welfare benefit arrangements on the same basis as other employees (subject to applicable law). These arrangements include medical, dental and disability insurance, as well as health savings accounts. We provide these benefits in order to ensure that we can competitively attract and retain officers and other employees. This is a fixed component of compensation, and these benefits are provided on a non-discriminatory basis to all employees.

Retirement Benefits

We maintain an employee retirement savings plan through which employees may save for retirement or future events on a tax-advantaged basis. Participation in the 401(k) plan is at the discretion of each individual employee, and our Named Executive Officers participate in the plan on the same basis as all other employees. The plan permits us to make discretionary matching and non-elective contributions. Since January 1, 2014, the Company has matched 100% of the first 4% of eligible compensation that employees contribute to the plan. Matching contributions provided by the Company are immediately fully vested.

Perquisites and Other Personal Benefits

We believe the total mix of compensation and benefits provided to our Named Executive Officers is currently competitive. Therefore, perquisites do not play a significant role in our Named Executive Officers’ total compensation.

Outstanding Equity Awards at 2017 Fiscal Year-End

The following table provides information concerning equity awards that have not vested for our Named Executive Officers as of December 31, 2017.

	Option Awards(1)						Stock Awards(6)
Name	Number of Securities Underlying Unexercised Options Unexercisable (#)(2)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)		Option Expiration Date		Number of Units That Have Not Vested (#)(7)	Market Value of Units That Have Not Vested ($)(8)
Paul M. Rady
Restricted Stock Units	—	—	$—		—		215,878	$4,101,687
Performance Share Units	—	—	—		—		253,005	$4,807,101
Phantom Units	—	—	$—		—		170,346	$4,946,841
Stock Options(3)	50,000	50,000	$50.00		4/15/2025
Series B Units in IDR LLC(4)	32,000	16,000	N/A	(5)	N/A	(5)

Glen C. Warren, Jr.
Restricted Stock Units	—	—	$—		—		143,920	$2,734,471
Performance Share Units	—	—	—		—		168,671	$3,204,755
Phantom Units	—	—	$—		—		113,564	$3,297,891
Stock Options(3)	33,333	33,334	$50.00		4/15/2025
Series B Units in IDR LLC(4)	21,333	10,667	N/A	(5)	N/A	(5)

Alvyn A. Schopp
Restricted Stock Units	—	—	$—		—		217,837	$4,138,898
Performance Share Units	—	—	—		—		196,083	$3,725,580
Phantom Units	—	—	$—		—		41,473	$1,204,361
Stock Options(3)	12,500	12,500	$50.00		4/15/2025

Kevin J. Kilstrom
Restricted Stock Units	—	—	$—		—		142,837	$2,713,898
Performance Share Units	—	—	—		—		121,278	$2,304,274
Phantom Units	—	—	$—		—		41,473	$1,204,361
Stock Options(3)	12,500	12,500	$50.00		4/15/2025

Ward D. McNeilly
Restricted Stock Units	—	—	$—		—		133,340	$2,533,455
Performance Share Units	—	—	—		—		121,375	$2,306,121
Phantom Units	—	—	$—		—		41,473	$1,204,361
Stock Options(3)	11,250	11,250	$50.00		4/15/2025

Michael N. Kennedy
Restricted Stock Units	—	—	$—		—		105,030	$1,995,567
Performance Share Units	—	—	—		—		62,750	$1,192,246
Phantom Units	—	—	$—		—		39,973	$1,160,801
Stock Options(3)	12,500	12,500	$50.00		4/15/2025
Stock Options	—	60,000	$54.15		10/16/2023
Series B Units in IDR LLC(4)	2,667	1,333	N/A	(5)	N/A	(5)

(1)

The equity awards that are disclosed in this Outstanding Equity Awards at 2017 Fiscal Year-End table under Option Awards are (i) stock option awards granted under the AR LTIP and (ii) for Messrs. Rady, Warren and Kennedy, Series B Units in IDR LLC that are intended to constitute profits interests for federal tax purposes rather than traditional option awards.

(2)	Awards reflected as “Unexercisable” are Series B Units in IDR LLC and stock option awards that have not yet vested.

(3)

One-half of the unvested stock option awards reflected in this row will become vested and exercisable on each of April 15, 2018, and April 15, 2019, so long as the applicable Named Executive Officer remains continuously employed by us or one of our affiliates through each such date.

(4)

For Messrs. Rady, Warren and Kennedy, one-half of the unvested Series B Units in IDR LLC reflected in this row will become vested and exercisable on each of December 31, 2018, and December 31, 2019, so long as the applicable Named Executive Officer remains continuously employed by us or one of our affiliates through each such date.

(5)	These equity awards are not traditional options and, therefore, there is no exercise price or expiration date associated with them.
(6)

The equity awards that are disclosed in this Outstanding Equity Awards at 2017 Fiscal Year-End table under the Stock Awards column consist of the following awards granted under the AR LTIP: (i) restricted stock units, (ii) performance share units, and (iii) performance share units granted as special retention awards to Messrs. Schopp, Kilstrom and McNeilly in February 2016 for which the applicable stock price hurdle has been achieved. This Stock Awards column also includes phantom units granted under the Midstream LTIP.

(7)

Except as otherwise provided in the applicable award agreement, (1) 2016 restricted stock unit awards will vest on April 15 of each of 2018, 2019 and 2020, (2) 2015 restricted unit awards will vest on April 15 of each of 2018 and 2019, (3) the  restricted stock units granted in 2014 to Messrs. Schopp, Kilstrom, and McNeilly will vest on April 1, 2018, (4) phantom units granted in 2016 will vest on April 15 of each of 2018, 2019 and 2020, (5) the phantom units granted in 2014 will vest on November 12, 2018, (6) performance share unit awards granted in 2016 will vest following the Committee’s determination of our relative three-year total shareholder return achievement for the performance period ending April 15, 2019, and (7) the 2016 performance share units granted as special retention awards to Messrs. Schopp, Kilstrom and McNeilly for which the applicable stock price hurdle has been achieved will vest in equal increments on February 8 of each of 2018 and 2019, in each case, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date.

(8)

The amounts reflected in this column represent the market value of (i) common stock underlying the restricted stock unit awards granted to the Named Executive Officers, computed based on the closing price of our common stock on December 31, 2017, which was $19.00 per share, (ii) common stock underlying the target number of performance share units granted to the Named Executive Officers, computed in accordance with FASB ASC Topic 718, and (iii) common units of the Partnership underlying the phantom unit awards granted to the Named Executive Officers, computed based on the closing price of the Partnership’s common units on December 31, 2017, which was $29.04 per unit. See Note 4 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

Payments Upon Termination or Change in Control

Restricted Stock Units, Phantom Units and Stock Options

Any unvested restricted stock units, unvested phantom units or unvested stock options subject to time-based vesting criteria granted to our Named Executive Officers under the AR LTIP or the Midstream LTIP, as applicable, will become immediately fully vested (and, in the case of stock options, fully exercisable) if the applicable Named Executive Officer’s employment with us terminates due to his death or “disability” or in the event of a “change in control” (as such terms are defined in the AR LTIP or the Midstream LTIP, as applicable). For performance share unit awards, any continued employment conditions will be deemed satisfied on the date of the applicable Named Executive Officer’s termination due to his death or “disability” or upon the occurrence of a “change in control,” the performance period will end on the date of such termination or “change in control,” and such performance share unit awards will be settled based on the actual level of performance achieved as of such date.

For purposes of these awards, a Named Executive Officer will be considered to have incurred a “disability” if the executive is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment that can be expected to result in death or which has lasted or can be expected to last for a continuous period of at least 12 months.

For purposes of the AR LTIP awards, “change in control” generally means the occurrence of any of the following events:

•

A person or group of persons acquires beneficial ownership of 50% or more of either (a) the outstanding shares of our common stock or (b) the combined voting power of our voting securities entitled to vote in the election of directors, in each case with the exception of (i) any acquisition directly from us, (ii) any acquisition by us or any of our affiliates, or (iii) any acquisition by any employee benefit plan sponsored or maintained by us;

•	The incumbent members of the Board cease for any reason to constitute at least a majority of the Board;
•

The consummation of a reorganization, merger or consolidation, or sale or other disposition of all or substantially all of our assets, or an acquisition of assets of another entity (a “Business Combination”), in each case, unless, following such Business Combination, (A) our outstanding common stock immediately prior to such Business Combination represents more than 50% of the outstanding common equity interests and the outstanding voting securities entitled to vote in the election of directors of the surviving entity, (B) no person or group of persons beneficially owns 20% or more of the common equity interests of the surviving entity or the combined voting power of the voting securities entitled to vote generally in the election of directors of such surviving entity, and (C) at least a majority of the members of the board of directors of the surviving entity were members of the incumbent board at the time of the execution of the initial agreement or corporate action providing for such Business Combination; or

•	Approval by our shareholders of a complete liquidation or dissolution of the Company.

For purposes of the Midstream LTIP awards, “change in control” means the occurrence of any of the following events:

•

A person or group of persons, other than certain affiliates of the Partnership, becomes the beneficial owner, by way of merger, acquisition, consolidation, recapitalization, reorganization, or otherwise, of 50% or more of the voting power of the equity interests in the general partner of the Partnership;

•	The sale or disposition by either the Partnership or the general partner of the Partnership of all or substantially all of its assets;
•	The general partner of the Partnership’s approval of a complete liquidation or dissolution of the Partnership;
•

A transaction resulting in a person or group of persons other than the general partner of the Partnership, the Partnership, the Company or one of their respective affiliates becoming the general partner of the Partnership; or

•	A “Change in Control” as defined in the AR LTIP.
Series B Units in IDR LLC

The Series B Units in IDR LLC held by Messrs. Rady, Warren and Kennedy will vest upon the consummation of a change of control transaction (as defined in the IDR LLC Agreement) or upon an involuntary termination without cause or due to death or disability. As discussed above, the Series B Units in IDR LLC issued to Messrs. Rady and Warren on December 31, 2016 and to Mr. Kennedy on January 10, 2017 are intended to constitute “profits interests” for federal tax purposes and are not traditional options.

As used in the IDR LLC Agreement and the award agreements pursuant to which the Series B Units in IDR LLC were granted, “change of control transaction” means the occurrence of any of the following events:

•

Any consolidation, conversion, merger or other business combination involving IDR Holdings or AMGP, in which a majority of the outstanding Series A Units of IDR LLC or a majority of the outstanding common shares of AMGP (the “AMGP common shares”) are exchanged for or converted into cash, securities of a corporation or other business organization, or other property;

•	A sale or other disposition of all or a material portion of the assets of IDR LLC;
•

A sale or other disposition of all or substantially all of the assets of AMGP followed by a liquidation of AMGP or a distribution to the members of AMGP of all or substantially all of the net proceeds of such disposition after payment of liabilities and other obligations of AMGP;

•	The sale by all the members of IDR LLC of all or substantially all of the outstanding IDR LLC membership interests in a single transaction or series of related transactions; or
•	The sale of all of the outstanding AMGP common shares in a single transaction or series of related transactions.

As discussed above, each of Messrs. Rady, Warren and Kennedy have the right, upon delivery of written notice to IDR LLC, to require IDR LLC to redeem all or a portion of their vested Series B Units for a number of newly issued AMGP common shares, determined in accordance with the formula described in “Narrative Disclosure to Summary Compensation Table—Long-Term Equity-Based Incentive Awards—Series B Units in IDR LLC” above.

The above mechanisms are subject to customary conversion rate adjustments for equity splits, equity dividends and reclassifications.

Compensation of Directors
General

Our non-employee directors are entitled to receive compensation consisting of retainers, fees and equity awards as described below. The Compensation Committee reviews and approves non-employee director compensation on a periodic basis.

Our employee directors, Messrs. Rady and Warren, do not receive additional compensation for their services as directors. All compensation that Messrs. Rady and Warren received from the Company as employees is disclosed in the Summary Compensation Table above.

Messrs. Kagan, Keenan and Levy have agreed or are otherwise obligated to transfer all or a portion of the compensation they receive for their service as directors to the Sponsor with which they are affiliated.

Annual Retainers

Each non-employee director received the following compensation for the 2017 fiscal year:

•	an annual retainer of $70,000;
•	an additional retainer of $7,500 for each member of the audit committee, plus an additional $12,500 for the chairperson;
•	an additional retainer of $10,000 for each member of the conflicts committee, plus an additional $5,000 for the chairperson.

All retainers are paid in cash on a quarterly basis in arrears, but directors have the option to elect, on an annual basis, to receive all or a portion of their retainers in the form of shares of our common stock. Directors do not receive any meeting fees, but each director is reimbursed for (1) travel and miscellaneous expenses to attend meetings and activities of the Board or its committees, and (2) travel and miscellaneous expenses related to the director’s participation in general education and orientation programs for directors.

Equity-Based Compensation

In addition to cash compensation, our non-employee directors receive annual equity-based compensation consisting of fully vested stock with an aggregate grant date value equal to $100,000, subject to the terms and conditions of the Antero Midstream Partners GP LP Long-Term Incentive Plan (the “2017 LTIP”) and the award agreements pursuant to which such awards are granted. As discussed above under “Compensation Discussion and Analysis—Other Matters—Stock Ownership Guidelines,” by the later of October 7, 2018, five years after being appointed to the Board, each of our non-employee directors other than Messrs. Kagan, Keenan and Levy are required to hold shares of our common stock with a fair market value equal to at least five times the amount of their annual cash retainer.

Total Non-Employee Director Compensation

The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2017.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)	Total ($)
Peter R. Kagan(3)	$52,500	$66,209	$118,709
W. Howard Keenan, Jr.	$52,500	$66,209	$118,709
Rose M. Robeson	$75,000	$66,209	$141,209
Brooks J. Klimley	$69,375	$66,209	$135,584
James R. Levy(3)	$58,125	$66,209	$124,334

(1)	Includes annual cash retainer, committee fees and committee chair fees for each non-employee director during fiscal 2017, as more fully explained above.
(2)

Effective April 2017, the Company adopted a non-employee director compensation policy that calls for quarterly grants of fully vested stock. Amounts in this column reflect the aggregate grant date fair value of stock granted under the 2017 LTIP in fiscal year 2017, computed in accordance with FASB ASC Topic 718. See Note 4 to our consolidated financial statements on Form 10-K for the year ended December 31, 2017, for additional detail regarding assumptions underlying the value of these equity awards. The grant date fair value for stock awards is based on the closing price of our common stock on the grant date.

(3)	Effective August 2017 Messrs. Kagan and Levy elected to receive their retainer fees for the 2017 fiscal year in the form of common stock.

Effective December 19, 2017, the Company adopted an updated non-employee director compensation policy that maintains the annual base retainer of $70,000 and provides for quarterly grants of fully vested stock with an aggregate value equal to $100,000 per year.

Equity Compensation Plan Information

The following table sets forth information about our common stock that may be issued under all existing equity compensation plans of the Company as of December 31, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Antero Resources Corporation Long-Term Incentive Plan (1)	5,368,439	$50.48	(4)	8,402,389
Antero Midstream Partners LP Long-Term Incentive Plan (2)	1,042,963	N/A	(5)	7,864,621
Antero Midstream Partners GP LP Long-Term Incentive Plan (3)	N/A	N/A	(6)	919,089
Equity compensation plans not approved by security holders	—	—		—
Total	6,411,402			17,186,099

(1)	The Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) was approved by our sole shareholder prior to our IPO and by our shareholders at the 2014 annual meeting of shareholders.
(2)	The Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream LTIP”) was approved by the Company and the general partner of the Partnership prior to its IPO.
(3)	The Antero Midstream Partners GP LP Long-Term Incentive Plan (the “2017 LTIP”) was approved by the general partner of the general partner of the Partnership prior to its IPO.
(4)	The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock unit awards granted under the AR LTIP.
(5)	Only phantom unit awards and restricted unit awards have been granted under the Midstream LTIP; there is no weighted average exercise price associated with these awards.
(6)

Only common shares representing limited partner interests have been granted under the 2017 LTIP; there is no weighted average exercise price associated with these awards. Awards under the 2017 LTIP have only been issued to non-employee directors of AMGP GP LLC, AMGP’s general partner. No awards have been made to our Named Executive Officers under the 2017 LTIP.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of common shares of Antero Midstream GP LP that were issued and outstanding as of February 13, 2018 held by:

•	our general partner;
•	beneficial owners of 5% or more of our common units;
•	each director and Named Executive Officer; and
•	all of our general partner’s directors and executive officers as a group.

Except as otherwise noted, the person or entities listed below have sole voting and investment power with respect to all of our common shares beneficially owned by them, except to the extent this power may be shared with a spouse. All information with respect to beneficial ownership has been furnished by the respective directors, officers or beneficial owners of 5% or more of our common shares, as the case may be. Unless otherwise noted, the address for each beneficial owner listed below is 1615 Wynkoop Street, Denver, Colorado 80202.

		Percentage of
	Common Shares	Common Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Warburg Pincus Funds(¹)	55,109,589	29.6%
AMGP GP LLC(²)	—	—%
Peter R. Kagan(3)(4)	55,114,464	29.6%
W. Howard Keenan, Jr.(5)(6)	3,185	*	%
Brooks J. Klimley(7)	3,185	*	%
James R. Levy(3)(4)	55,114,645	29.6%
Rose M. Robeson	3,185	*	%
Paul M. Rady(8)(9)	22,396,619	12.0%
Glen C. Warren, Jr.(10)	14,931,079	8.0%
Kevin J. Kilstrom	1,067,548	*	%
Alvyn A. Schopp	1,394,146	*	%
Ward D. McNeilly	425,270	*	%
Michael N. Kennedy	27,774	*	%
All directors and executive officers as a group (11 persons)(11)	40,261,922	21.6%

*     Less than 1%.

(1)

The Warburg Pincus funds are Warburg Pincus Private Equity VIII, L.P., a Delaware limited partnership (“WP VIII,” and together with its two affiliated partnerships, Warburg Pincus Netherlands Private Equity VIII C.V. I, a company formed under the laws of the Netherlands (“WP VIII CV I”), and WP-WPVIII Investors, L.P., a Delaware limited partnership (“WP-WPVIII Investors”), collectively, the “WP VIII Funds”), Warburg Pincus Private Equity X O&G, L.P., a Delaware limited partnership (“WP X O&G”), and Warburg Pincus X Partners, L.P., a Delaware limited partnership (“WP X Partners,” and together with WP X O&G, the “WP X O&G Funds”). WP-WPVIII Investors GP L.P., a Delaware limited partnership (“WP-WPVIII GP”), is the general partner of WP-WPVIII Investors. Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of each of the WP X O&G Funds. Warburg Pincus X GP L.P., a Delaware limited partnership (“WP X GP LP”), is the general partner of WP X GP. WPP GP LLC, a Delaware limited liability company (“WPP GP”), is the general partner of WP-WPVIII GP and WP X GP LP. Warburg Pincus Partners, L.P., a Delaware limited partnership (“WP Partners”), is (i) the managing member of WPP GP, and (ii) the general partner of WP VIII and WP VIII CV I. Warburg Pincus Partners GP LLC, a Delaware limited liability company (“WP Partners GP”), is the general partner of WP Partners. WP is the managing member of WP Partners GP. WP LLC is the manager of each of the WP VIII Funds and the WP X O&G Funds. Each of the WP VIII Funds, the WP X O&G Funds, WP-WPVIII GP, WP X GP, WP X GP LP, WPP GP, WP Partners, WP Partners GP, WP and WP LLC are collectively referred to herein as the “Warburg Pincus Entities.”

(2)

Under our general partner’s amended and restated limited liability company agreement, the voting and disposition of any of our common units or the Series A Units of IDR LLC will be controlled by its sole member, AMGP. The board of directors of AMGP GP, which acts by majority approval, comprises Peter R. Kagan, W. Howard Keenan, Jr., Brooks J. Klimley, James R. Levy, Rose M. Robeson, Paul M. Rady and Glen C. Warren, Jr. Each of the members of AMGP GP’s board of directors disclaims beneficial ownership of any of our securities held by our general partner.

(3)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(4)

Includes 55,109,589 common shares held by the Warburg Pincus Entities (as defined in footnote 1). Messrs. Kagan and Levy disclaim beneficial ownership of all common shares of AMGP attributable to the Warburg Pincus Entities except to the extent of their pecuniary interest therein.

(5)	Has a mailing address of 410 Park Avenue, 19th Floor, New York, New York 10022.
(6)

Mr. Keenan is a member and manager of the direct or indirect general partner of each of Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P. and Yorktown Energy Partners VIII, L.P., which own 1,875,802 common shares, 1,970,846 common shares, 4,596,064 common shares and 7,091,699 common shares, respectively. Mr. Keenan does not have sole or shared voting or investment power within the meaning of Rule 13d-3 under the Exchange Act with respect to the common shares held by such investment funds and disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(7)	Has a mailing address of 599 Lexington Avenue, 47th Floor, New York, New York 10022.
(8)

Includes 19,180,821 common shares held by Mockingbird Investments LLC (“Mockingbird”).  Mr. Rady owns a 3.68% limited liability company interest in Mockingbird, and a trust under his control owns the remaining 96.32%.  Mr. Rady disclaims beneficial ownership of all common shares held by Mockingbird except to the extent of his pecuniary interest therein.

(9)

Includes 2,400,000 common shares held by Schwab Charitable Fund (“Schwab”), over which Mr. Rady may be deemed to have shared voting and dispositive power.  Mr. Rady disclaims beneficial ownership of all common shares held by Schwab except to the extent of his pecuniary interest therein.

(10)

Includes 3,891,100 common shares held by Canton Investment Holdings LLC (“Canton”).  Mr. Warren is the managing member and 50% owner of Canton.  Mr. Warren disclaims beneficial ownership of all common shares held by Canton except to the extent of his pecuniary interest therein.

(11)	Excludes 55,109,589 common shares held by the Warburg Pincus Entities (as defined in footnote 1), over which Messrs. Kagan and Levy may be deemed to have indirect beneficial ownership.

The following table sets forth the number of common units representing limited partner interests in Antero Midstream owned by each of the Named Executive Officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 13, 2018:

		Percentage of
	Common Units	Common Units
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Peter R. Kagan(1)	11,968	*
W. Howard Keenan, Jr.(2)	11,968	*
Brooks J. Klimley(3)	9,655	*
James R. Levy(1)	—	—
Rose M. Robeson	—	—
Paul M. Rady	146,605	*
Glen C. Warren, Jr.	101,107	*
Kevin J. Kilstrom	21,430	*
Alvyn A. Schopp	27,430	*
Ward D. McNeilly	21,430	*
Michael N. Kennedy	8,410	*
All directors and executive officers as a group (11 persons)	360,003	*

*      Less than 1%.

(1)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(2)	Has a mailing address of 410 Park Avenue, 19th Floor, New York, New York 10022.
(3)	Has a mailing address of 599 Lexington Avenue, 47th Floor, New York, New York 10022.

The following table sets forth the number of shares of common stock of Antero Resources owned by each of the Named Executive Officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 13, 2018:

		Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Peter R. Kagan(1)(2)(3)(4)	46,959,247	14.9%
W. Howard Keenan, Jr.(1)(5)(6)	187,739	*
Brooks J. Klimley(7)	—	—
James R. Levy(1)(2)(3)	46,703,187	14.8%
Rose M. Robeson	—	—
Paul M. Rady(8)(9)	16,433,900	5.2%
Glen C. Warren, Jr.(10)(11)(12)	10,876,364	3.4%
Kevin J. Kilstrom(13)	153,538	*
Alvyn A. Schopp(14)	1,146,145	*
Ward D. McNeilly(15)	278,340	*
Michael N. Kennedy(16)	259,634	*
All directors and executive officers as a group (11 persons)(17)	29,779,972	9.4%

*     Less than 1%.

(1)

Includes options to purchase 1,477 shares of common stock that expire ten years from the date of grant, or October 10, 2023, and options to purchase 1,526 shares of common stock that expire ten years from the date of grant, or October 16, 2024.

(2)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(3)

Includes 46,609,061 shares of common stock held by the Warburg Pincus Entities (as defined below). Messrs. Kagan and Levy are Partners of Warburg Pincus & Co., a New York general partnership (“WP”), and Members and Managing Directors of Warburg Pincus LLC, a New York limited liability company (“WP LLC”). The Warburg Pincus funds are Warburg Pincus Private Equity VIII, L.P., a Delaware limited partnership (“WP VIII,” and together with its two affiliated partnerships, Warburg Pincus Netherlands Private Equity VIII C.V. I, a company formed under the laws of the Netherlands (“WP VIII CV I”), and WP-WPVIII Investors, L.P., a Delaware limited partnership (“WP-WPVIII Investors”), collectively, the “WP VIII Funds”), Warburg Pincus Private Equity X, L.P., a Delaware limited partnership (“WP X”), Warburg Pincus X Partners, L.P., a Delaware limited partnership (“WP X Partners,” and together with WP X, the “WP X Funds”), and Warburg Pincus Private Equity X O&G, L.P., a Delaware limited partnership (“WP X O&G”). WP-WPVIII Investors GP L.P., a Delaware limited partnership (“WP-WPVIII GP”), is the general partner of WP-WPVIII Investors. Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of each of the WP X Funds and WP X O&G. Warburg Pincus X GP L.P., a Delaware limited partnership (“WP X GP LP”), is the general partner of WP X GP. WPP GP LLC, a Delaware limited liability company (“WPP GP”), is the general partner of WP-WPVIII GP and WP X GP LP. Warburg Pincus Partners, L.P., a Delaware limited partnership (“WP Partners”), is (i) the managing member of WPP GP, and (ii) the general partner of WP VIII and WP VIII CV I. Warburg Pincus Partners GP LLC, a Delaware limited liability company (“WP Partners GP”), is the general partner of WP Partners. WP is the managing member of WP Partners GP. WP LLC is the manager of each of the WP VIII Funds, the WP X Funds and WP X O&G. Each of the WP VIII Funds, the WP X Funds, WP X O&G, WP-WPVIII GP, WP X GP, WP X GP LP, WPP GP, WP Partners, WP Partners GP, WP and WP LLC are collectively referred to herein as the “Warburg Pincus Entities.” Messrs. Kagan and Levy disclaim beneficial ownership of all shares of common stock attributable to the Warburg Pincus Entities except to the extent of their pecuniary interest therein.

(4)

Includes 7,500 shares of common stock held by The 2017 Kagan Family Trust (the “Kagan Trust”), over which Mr. Kagan may be deemed to have shared voting and dispositive power.  Mr. Kagan disclaims beneficial ownership of all shares held by the Kagan Trust except to the extent of his pecuniary interest therein.

(5)	Has a mailing address of 410 Park Avenue, 19th Floor, New York, New York 10022.
(6)

Mr. Keenan is a member and manager of the direct or indirect general partner of each of Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P. and Yorktown Energy Partners VIII, L.P., which own 235,380 shares of common stock, 215,319 shares of common stock, 3,104,317 shares of common stock and 10,425,078 shares of common stock, respectively. Mr. Keenan does not have sole or shared voting or investment power within the meaning of Rule 13d-3 under the Exchange Act with respect to the shares of common stock held by such investment funds and disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(7)	Has a mailing address of 599 Lexington Avenue, 47th Floor, New York, New York 10022.
(8)

Includes 2,821,394 shares of common stock held by Salisbury Investment Holdings LLC (“Salisbury”) and 2,461,712 shares of common stock held by Mockingbird Investments LLC (“Mockingbird”). Mr. Rady owns a 95% limited liability company interest in Salisbury and his spouse owns the remaining 5%. Mr. Rady owns a 3.68% limited liability company interest in Mockingbird, and a trust under his control owns the remaining 96.32%. Mr. Rady disclaims beneficial ownership of all shares held by Salisbury and Mockingbird except to the extent of his pecuniary interest therein.

(9)	Includes 215,879 shares of common stock that remain subject to vesting and options to purchase 50,000 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(10)

Mr. Warren indirectly owns 7 shares of common stock purchased by a family member, and these shares are included because of his relation to the purchaser. Mr. Warren disclaims beneficial ownership of all shares reported except to the extent of his pecuniary interest therein.

(11)

Includes 3,847,839 shares of common stock held by Canton Investment Holdings LLC (“Canton”) and 735,000 shares of common stock held by The Titus Foundation (“Titus”). Mr. Warren is the managing member and 50% owner of Canton and the President of Titus. Mr. Warren disclaims beneficial ownership of all shares held by Canton and Titus except to the extent of his pecuniary interest therein.

(12)	Includes 143,920 shares of common stock that remain subject to vesting and options to purchase 33,332 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(13)	Includes 113,672 shares of common stock that remain subject to vesting and options to purchase 12,500 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(14)	Includes 151,172 shares of common stock that remain subject to vesting and options to purchase 12,500 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(15)	Includes 104,175 shares of common stock that remain subject to vesting and options to purchase 11,250 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(16)

Includes 105,032 shares of common stock that remain subject to vesting, options to purchase 60,000 shares of common stock that expire ten years from the date of grant, or October 10, 2023, and options to purchase 12,500 shares of common stock that expire ten years from the date of grant, or April 15, 2025.

(17)	Excludes 46,609,061 shares of common stock held by the Warburg Pincus Entities (as defined in footnote 4), over which Messrs. Kagan and Levy may be deemed to have indirect beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plan

Please read the information under “Item 11. Executive Compensation – Compensation Discussion and Analysis – Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions and Director Independence

Our Related Party Transactions

Limited Liability Company Agreement of Our General Partner

Our general partner’s limited liability company agreement provides for the designation of members of the board of directors of our general partner by our Sponsors, including Mr. Rady, our Chairman, Chief Executive Officer and a member of the board of directors of our general partner, and Mr. Warren, our President and Secretary and a member of the board of directors of our general partner.

Pursuant to the terms of the limited liability company agreement of our general partner, during the ten‑year period commencing with the closing of our IPO, if either Mr. Rady or Mr. Warren serves as an executive officer or in an active role in the management of any company (other than AMGP, Antero Resources, Antero Midstream or their respective subsidiaries and joint ventures) that is primarily engaged in an operating oil and gas exploration, production, gathering, compression or water handling and treatment business, then such individual (or his designee) will be removed as a member of the board of directors of our general partner and such individual will no longer be entitled to designate a member of the board of directors of our general partner.

Limited Liability Company Agreement of IDR LLC

On December 31, 2016, our Predecessor entered into the limited liability company agreement of Antero IDR Holdings LLC, pursuant to which IDR LLC created two classes of membership interests, including capital interests referred to as Series A Units and profits interests referred to as Series B Units. We own all of the Series A Units and the Series B Holders will continue to own all of the Series B Units.

The Series B Units are subject to restrictions on transfer and vest in three annual installments in one‑third increments upon each anniversary of the vesting commencement date, subject to the holder’s continuous service with us and our affiliates through the vesting commencement date. Series B Units will also vest in full upon a change in control of us or IDR LLC or upon a termination by us or our applicable affiliate of the holder’s service with us and our affiliates without cause or due to the holder’s death or disability. In the event any Series B Units fail to vest, they will be forfeited to IDR LLC and may not be re‑issued.

The IDR LLC Agreement has been filed as an exhibit to this Form 10-K, and the foregoing description of the IDR LLC limited liability company agreement is qualified in its entirety by reference thereto.

Cash Distributions

Our sole cash‑generating asset consists of our interest in IDR LLC, which owns all of the IDRs of Antero Midstream. Through our ownership interest in IDR LLC, our shareholders will be entitled to a portion of the cash distributions paid by Antero Midstream on its IDRs. We expect to receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs.

We will pay to our shareholders, on a quarterly basis, distributions equal to the cash we receive from IDR LLC, less distributions paid to or reserved for the Series B Holders, taxes and other expenses, including reserves relating to our general and administrative expenses (including expenses we will incur as the result of being a public company) and reserves that our general partner (on our behalf as the managing member of IDR LLC) believes prudent to pay or provide for payment of existing and projected obligations and to provide a reasonable reserve for working capital and contingencies. If the distribution on the IDRs exceeds such amount, the Series B Holders will receive an aggregate distribution of up to 6% of the excess amount distributed on the IDRs with respect to such fiscal quarter, and we will receive all remaining distributions. The Series B Units are subject to restrictions on transfer and vest ratably over a three‑year period upon each anniversary of the vesting commencement date. The Series B Holders are entitled to distributions only with respect to Series B Units that are vested. Any distributions that would otherwise be made with respect to a Series B Unit that is unvested will instead be made to the holders of Series A Units.

As Series B Units vest, each holder of such vested Series B Units will be entitled to receive a make‑whole distribution corresponding to the aggregate amount of distributions such holder would have received on such Series B Units had they been vested on the vesting commencement date prior to IDR LLC making any distributions in respect of the other IDR LLC units. The payment of these make‑whole distributions to the holders of the Series B Units will be paid out of the quarterly distribution for the fiscal quarter following the vesting date and will lower the amount of cash paid on the Series A Units until the full amount of the make‑whole distribution has been paid. In anticipation of such make‑whole distributions, each quarter we expect to retain from the cash distributions we receive on the Series A Units an amount equal to the portion of the future make‑whole distributions attributable to that quarter. Accordingly, when IDR LLC pays a make‑whole distribution to a holder of newly‑vested Series B Units that reduces the amount otherwise payable on our Series A Units, we will supplement the lower distributions we receive with the cash retained in prior periods so that our distributions remain constant.

In addition, the holders of interests in IDR LLC, including us, will be subject to tax on their proportionate share of any taxable income of IDR LLC and will be allocated their proportionate share of any taxable loss of IDR LLC.

For the year ended December 31, 2017, we received distributions of approximately $53.5 million pursuant to the terms of the IDR LLC agreement.

Redemption Right

Each of the Series B Holders will have the right, upon delivery of written notice to IDR LLC, to require IDR LLC to redeem all or a portion of such holder’s vested Series B Units for a number of our newly‑issued common shares equal to the quotient determined by dividing (a) the product of (i) the Per Vested B Unit Entitlement and (ii) the number of vested Series B Units being redeemed by (b) the volume weighted average price of a common share for the 20 trading days ending on and including the trading day prior to the date of such notice, which we refer to as the “AMGP VWAP Price”; provided, however, that, in no event will the aggregate number of common shares issued by us pursuant to such redemptions exceed 6% of the aggregate number of issued and outstanding common shares. The Per Vested B Unit Entitlement will be calculated in accordance with the IDR LLC Agreement from time to time and will equal, as of a date of determination, the quotient obtained by dividing (a) the product of (i) the fair market value of IDR LLC (which for this purpose is based on our equity value and which shall be calculated on any date of determination by multiplying the AMGP VWAP Price and the number of then‑outstanding common shares) as of such date minus $2.0 billion and (ii) the product of (A) 6%, (B) the percentage of authorized Series B Units that are outstanding and (C) the percentage of outstanding Series B Units that have vested by (b) the total number of vested Series B Units outstanding at such time.

In addition, upon the earliest to occur of (a) December 31, 2026, (b) a change of control of us or of IDR LLC or (c) a liquidation of IDR LLC, our general partner (on our behalf in our capacity as the managing member of IDR LLC) may redeem each outstanding Series B Unit in exchange for our common shares in accordance with the ratio described above, subject to certain limitations.

The above mechanisms are subject to customary conversion rate adjustments for equity splits, equity dividends and reclassifications.

Services Agreement

We, our general partner, IDR LLC and Antero Resources have entered into a services agreement, which govern, among other things, certain administrative services that Antero Resources will provide to us.

Administrative Services and Fees

We and our general partner have no employees. All of our officers and other personnel necessary for our business to function (to the extent not outsourced) are employed by Antero Resources, and we pay Antero Resources an annual fee for corporate, general and administrative services. This fee is initially $0.5 million per year and is subject to adjustment on an annual basis based on the CPI. The fee is also subject to adjustment to reflect any increase in the cost of providing services due to changes in applicable law, rules or regulations and any increase in the scope and extent of the services provided. The fee will not be decreased below the initial fee unless the type or extent of services provided materially decreases.

In addition to the fee and expenses described above, we will reimburse Antero Resources for costs and expenses to the extent that such costs and expenses are directly allocable to the provision of services to us, our general partner, or our subsidiaries (other than Antero Midstream and its subsidiaries), including recurring costs associated with being a separate publicly traded entity, and taxes, other than payroll taxes, or other direct operating expenses, paid by Antero Resources for our benefit. We will also reimburse our general partner for any additional expenses incurred on our behalf or to maintain our legal existence and good standing. There is no limit on the amount of fees and expenses we may be required to pay to affiliates of our general partner on our behalf pursuant to the services agreement.

For the year ended December 31, 2017, we reimbursed Antero Resources for approximately $1.5 million of its direct and allocated indirect expenses under the services agreement.

License of Names and Marks

Pursuant to the services agreement, Antero Midstream has also granted us a license to use the names “Antero Midstream” and any associated or related marks.

Registration Rights Agreement

We have entered into a registration rights agreement with the Sponsors and certain of our affiliates. Pursuant to the registration rights agreement, we have agreed to register the resale of all common shares held by the Sponsors and certain of our affiliates or issuable to them upon the redemption of Series B Units (the “AMGP Registrable Securities”) under certain circumstances. Additionally, if necessary, upon the vesting of additional Series B Units held by a Series B Holder, we have agreed to amend the registration rights agreement to include any common shares issuable upon the redemption of vested Series B Units for our common shares as AMGP Registrable Securities, so long as the holder of such units agrees to be bound by the terms and conditions of the registration rights agreement.

Demand Registration Rights

At any time after the six month anniversary of the IPO, each Sponsor that, together with its affiliates, owns at least 3% of our outstanding common shares has the right to require us by written notice to register the sale of a number of their AMGP Registrable Securities in an underwritten offering. We are required to provide notice of the request within 10 days following the receipt of such demand request to all additional holders of AMGP Registrable Securities, if any, who may, in certain circumstances, participate in the registration. We are not obligated to effect any demand registration in which the anticipated aggregate offering price included in such offering is less than $50,000,000. Once we are eligible to effect a registration on Form S‑3, any such demand registration may be for a shelf registration statement.

Piggyback Registration Rights

If, at any time, we propose to register an offering of our securities (subject to certain exceptions) for our own account, then we must give each holder of AMGP Registrable Securities the opportunity to allow such holder to include a specified number of AMGP Registrable Securities in that registration statement.

Redemptive Offerings

We may be required pursuant to the registration rights agreement to undertake a future public or private offering and use the proceeds (net of underwriting or placement agency discounts, fees and commissions, as applicable) to redeem an equal number of common units from the holders of AMGP Registrable Securities.

Conditions and Limitations; Expenses

The registration rights are subject to certain conditions and limitations, including the right of the underwriters to limit the number of AMGP Registrable Securities to be included in a registration and our right to delay or withdraw a registration statement under certain circumstances. We will generally pay all registration expenses in connection with our obligations under the registration rights agreement, regardless of whether a registration statement is filed or becomes effective. The obligations to register AMGP Registrable Securities under the registration rights agreement will terminate when no AMGP Registrable Securities remain outstanding. AMGP Registrable Securities shall cease to be covered by the registration rights agreement when they have (i) been sold pursuant to an effective registration statement under the Securities Act, (ii) been sold in a transaction exempt from registration under the Securities Act (including transactions pursuant to Rule 144), (iii) ceased to be outstanding, (iv) been sold in a private transaction in which Antero Resources’ rights under the registration rights agreement are not assigned to the transferee or (v) become eligible for resale pursuant to Rule 144(b) (or any similar rule then in effect under the Securities Act).

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The Board has adopted a written code of business conduct and ethics, under which a director would be expected to bring to the attention of our chief executive officer or the board any conflict or potential conflict of interest that may arise between the director or any affiliate of the director, on the one hand, and us or our general partner on the other. The resolution of any such conflict or potential conflict should, at the discretion of the board in light of the circumstances, be determined by a majority of the disinterested directors.

If a conflict or potential conflict of interest arises between our general partner or its affiliates, on the one hand, and us or our unitholders, on the other hand, the resolution of any such conflict or potential conflict should be addressed by the board of directors of our general partner in accordance with the provisions of our partnership agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board in its entirety or by the conflicts committee.

Pursuant to our code of business conduct, our general partner’s executive officers are required to avoid conflicts.

Conflicts of Interest

Conflicts of interest exist and may arise in the future as a result of the relationships between our general partner and its directors, officers, affiliates (including Antero Resources) and owners, on the one hand, and us and our limited partners, on the other hand. Conflicts may arise as a result of the duties of our general partner and its directors and officers to act for the benefit of its owners, which may conflict with our interests and the interests of our public unitholders. We are managed and operated by the board of directors and officers of our general partner, AMGP GP, which is owned by our Sponsors. All of our officers and a majority of our directors are officers or directors of Antero Resources. Although our general partner has a contractual duty to manage us in a manner that it believes is not adverse to our interests, the directors and officers of our general partner have a fiduciary duty to manage our general partner in a manner that is beneficial to its owners. Our general partner’s directors and officers who are also directors and officers of Antero Resources have a fiduciary duty to manage Antero Resources in a manner that is beneficial to Antero Resources and its shareholders. Our partnership agreement specifically defines the remedies available to unitholders for actions taken that, without these defined liability standards, might constitute breaches of fiduciary duty under applicable Delaware law. The Delaware Act provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to the limited partners and the partnership.

Whenever a conflict arises between our general partner or its owners and affiliates (including Antero Resources), on the one hand, and us or our limited partners, on the other hand, the resolution or course of action in respect of such conflict of interest shall be permitted and deemed approved by us and all our limited partners and shall not constitute a breach of our partnership agreement, of any agreement contemplated thereby or of any duty, if the resolution or course of action in respect of such conflict of interest is:

•	approved by the conflicts committee of our general partner, although our general partner is not obligated to seek such approval; or
•	approved by the holders of a majority of the outstanding common units, excluding any such units owned by our general partner or any of its affiliates.

Our general partner may, but is not required to, seek the approval of such resolutions or courses of action from the conflicts committee of its board of directors or from the holders of a majority of the outstanding common units as described above. If our general partner does not seek approval from the conflicts committee or from holders of common units as described above and the board of directors of our general partner approves the resolution or course of action taken with respect to the conflict of interest, then it will be presumed that, in making its decision, the board of directors of our general partner acted in good faith, and in any proceeding brought by or on behalf of us or any of our unitholders, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption and proving that such decision was not in good faith. Unless the resolution of a conflict is specifically provided for in our partnership agreement, the board of directors of our general partner or the conflicts committee of the board of directors of our general partner may consider any factors they determine in good faith to consider when resolving a conflict. An independent third party is not required to evaluate the resolution. Under our partnership agreement, a determination, other action or failure to act by our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) will be deemed to be “in good faith” unless our general partner, the board of directors of our general partner or any committee thereof (including the conflicts committee) believed such determination, other action or failure to act was adverse to the interest of the partnership. Please read “Item 10—Committees of the Board of Directors—Conflicts Committee” for information about the conflicts committee of our general partner’s board of directors.

Director Independence

Rather than adopting categorical standards, the Board assesses director independence on a case-by-case basis, in each case consistent with applicable legal requirements and the listing standards of the NYSE. After reviewing all relationships each director has with us, including the nature and extent of any business relationships between us and each director, as well as any significant charitable contributions we make to organizations where our directors serve as board members or executive officers, the Board has affirmatively determined that the following directors have no material relationships with us and are independent as defined by the current listing standards of the NYSE: Messrs. Kagan, Keenan, Klimley, Levy and Ms. Robeson. Neither Mr. Rady, the Chairman and Chief Executive Officer of our general partner, nor Mr. Warren, the President and Secretary of our general partner, is considered by the Board to be an independent director because of his employment with Antero Resources.

Item 14. Principal Accountant Fees and Services

The table below sets forth the aggregate fees and expenses billed by KPMG LLP, our independent registered public accounting firm, for the Partnership and its Predecessor for the following periods:

(in thousands)	For the Years Ended December 31,
Audit Fees:	2016	2017
Audit and Quarterly Reviews	$125	207
Other Filings	—	489
	$125	696

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve our independent registered public accounting firm’s fees for audit, audit-related, tax and other services. The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting. For the year ended December 31, 2017, the audit committee of our predecessor approved 100% of the services described above under the captions "Audit Fees."

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

The consolidated financial statements are listed on the Index to Financial Statements to this report beginning on page F‑1.

(a)(3) Exhibits.

Exhibit Number	Description of Exhibit
3.1

Certificate of Conversion of Antero Resources Midstream LLC, dated November 5, 2014 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 7, 2014).

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

3.5

Agreement of Limited Partnership, dated as of November 10, 2014, by and between Antero Resources Midstream Management LLC, as the General Partner, and Antero Resources Corporation, as the Organizational Limited Partner (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

3.6

Amendment No. 1 to Agreement of Limited Partnership of Antero Midstream Partners LP, dated as of February 23, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K (Commission File No. 001-36719) filed on February 24, 2016).

3.7

Amendment No. 2 to Agreement of Limited Partnership of Antero Midstream Partners LP, dated as of December 20, 2017 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on December 26, 2017).

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

4.2

Indenture, dated as of September 13, 2016, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on September 13, 2016).

4.3	Form of 5.375% Senior Note due 2024 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on September 13, 2016).
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

10.2

Services Agreement, dated as of May 9, 2017, by and among Antero Midstream GP LP, AMGP GP LLC, Antero IDR Holdings LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K (Commission File No. 001‑38705) filed on May 9, 2017).

10.3

Form of Antero Midstream GP LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.10 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 7, 2017).

10.4

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.13 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 24, 2017).

10.5

Common Unit Purchase Agreement, dated as of September 17, 2015, by and among Antero Midstream Partners LP and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8‑K (Commission File No. 001‑36719) filed on September 18, 2015).

10.6

Senior Note Purchase Agreement, dated as of September 8, 2016, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on September 13, 2016).

10.7

Secondment Agreement, dated as of September 23, 2015, by and between Antero Midstream Partners LP, Antero Resources Midstream Management LLC, Antero Midstream LLC, Antero Water LLC, Antero Treatment LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8‑K (Commission File No. 001‑36719) filed on September 24, 2015).

10.8

Amended and Restated Services Agreement, dated as of September 23, 2015, by and among Antero Midstream Partners LP, Antero Resources Midstream Management LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8‑K (Commission File No. 001‑36719) filed on September 24, 2015).

10.9†

Water Services Agreement, dated as of September 23, 2015, by and between Antero Resources Corporation and Antero Water LLC (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10‑Q (Commission File No. 001‑36719) filed on October 28, 2015).

10.10

Amended and Restated Contribution Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream Partners LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on November 17, 2014).

10.11

Gathering and Compression Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.2 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on November 17, 2014).

10.12

First Amended and Restated Right of First Offer Agreement, dated as of February 6, 2017, but effective as of January 1, 2017, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on February 6, 2017).

10.13

License Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream Partners LP (incorporated by reference to Exhibit 10.4 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on November 17, 2014).

10.14

Registration Rights Agreement, dated as of November 10, 2014, by and among Antero Midstream Partners LP and Antero Resources Corporation (incorporated by reference to Exhibit 10.5 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on November 17, 2014).

10.15

Amended and Restated Credit Agreement, dated as of October 26, 2017, among Antero Midstream Partners LP and certain of its subsidiaries, certain lenders party thereto, Wells Fargo Bank, National Association, as administrative agent, l/c issuer and swingline lender and the other parties thereto (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (Commission File No. 001‑36719) filed on November 17, 2017).

10.16

Form of Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to Antero Resources Midstream LLC’s Registration Statement on Form S‑1, filed on July 11, 2014, File No. 333‑193798).

10.17

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.12 to Amendment No. 4 to Antero Resources Midstream LLC’s Registration Statement on Form S‑1, filed on July 11, 2014, File No. 333‑193798).

10.18

Form of Phantom Unit Grant Notice and Phantom Unit Agreement under the Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to Antero Midstream Partners’ Registration Statement on Form S‑8 (Commission File No. 001‑ 36719) filed on November 12, 2014).

10.19

Form of Restricted Unit Grant Notice and Restricted Unit Agreement under the Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 4.5 to Antero Midstream Partners’ Registration Statement on Form S‑8 (Commission File No. 001‑ 36719) filed on November 12, 2014).

10.20

Form of Bonus Unit Grant Notice and Bonus Unit Agreement (Form for Non-Employee Directors) under the Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10‑K (Commission File No. 001‑36120) filed on February 24, 2016).

10.21

Antero Resources Corporation Long-Term Incentive Plan, effective as of October 1, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S‑8 (Commission File No. 001‑ 36120) filed on October 11, 2013).

10.22

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10‑K (Commission File No. 001‑36120) filed on February 25, 2015).

10.23

Form of Bonus Stock Grant Notice and Bonus Stock Agreement (Form for Non-Employee Directors) under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.36 to Antero Resources’ Annual Report on Form 10‑K (Commission File No. 001‑36120) filed on February 24, 2016).

10.24

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement (Form for Special Retention Awards) under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Antero Resources’ Annual Report on Form 8‑K (Commission File No. 001‑36120) filed on February 12, 2016).

10.25

Global Grant Amendment to Grant Notices and Award Agreements Under the Antero Midstream Partners LP Long-Term Incentive Plan, effective as of October 24, 2016 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q (Commission File No. 001‑36120) filed on October 26, 2016).

10.26

Second Amendment and Joinder Agreement, dated as of October 4, 2016 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10‑Q (Commission File No. 001‑36120) filed on October 26, 2016).

21.1*	Subsidiaries of Antero Midstream GP LP.
23.1*	Consent of KPMG, LLP.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1*	Antero Midstream Partners LP’s Annual Report on Form 10‑K for the quarter ended December 31, 2017
101*

The following financial information from this Form 10‑K of Antero Midstream GP LP for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Combined Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Annual Report on Form 10‑K.

†     Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTERO MIDSTREAM GP LP

By:	AMGP GP LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	February 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

3
Signature	Title (Position with AMGP GP LLC)	Date

/s/ PAUL M. RADY	Chairman of the Board, Director and Chief Executive officer	February 13, 2018
Paul M. Rady	(principal executive officer)

/s/Michael N. Kennedy	Chief Financial Officer	February 13, 2018
Michael N. Kennedy	(principal financial officer)

/s/ K. PHIL YOO	Vice President, Accounting and Chief Accounting Officer	February 13, 2018
K. Phil Yoo	(principal accounting officer)

/s/ Glen C. Warren, Jr.	President, Director, and Secretary	February 13, 2018
Glen C. Warren, Jr.

/s/ PETER R. KAGAN	Director	February 13, 2018
Peter R. Kagan

/s/ W. HOWARD KEENAN, JR.	Director	February 13, 2018
W. Howard Keenan, Jr.

/s/ BROOKS J. KLIMLEY	Director	February 13, 2018
Brooks J. Klimley

/s/ JAMES R. LEVY	Director	February 13, 2018
James R. Levy
/s/ ROSE M. ROBESON	Director	February 13, 2018
Rose M. Robeson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The shareholders and board of directors

Antero Midstream GP LP:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Antero Midstream GP LP and subsidiaries (the Company) as of December 31, 2016 and 2017, the related consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado

February 13, 2018

Antero Midstream GP LP

Consolidated Balance Sheets

December 31, 2016 and 2017

(In thousands, except number of shares and units)

	December 31,
	2016	2017
Assets
Current assets:
Cash	$9,609	5,987
Accounts receivable - related party	217	—
Total current assets	9,826	5,987
Investment in Antero Midstream Partners LP	7,543	23,772
Total assets	$17,369	29,759

Liabilities and Partners' Capital
Current liabilities:
Accounts payable and accrued liabilities	426	293
Income taxes payable	6,674	13,858
Total current liabilities	7,100	14,151
Partners' capital:
Common shareholders - public (186,181,975 shares issued and outstanding at December 31, 2017)	—	(19,866)
Antero Resources Midstream Management LLC members' equity	10,269	—
IDR LLC Series B units (32,875 vested units issued and outstanding at December 31, 2017)	—	35,474
Total partners' capital	10,269	15,608
Total liabilities and partners' capital	$17,369	29,759

See accompanying notes to consolidated financial statements.

Antero Midstream GP LP

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 2015, 2016 and 2017

(In thousands, except per share amounts)

	Year Ended December 31,
	2015	2016	2017
Equity in earnings of Antero Midstream Partners LP	$1,264	16,944	69,720
Total income	1,264	16,944	69,720
General and administrative expense	—	814	6,201
Equity-based compensation	—	—	34,933
Total expenses	—	814	41,134
Income before income taxes	1,264	16,130	28,586
Provision for income taxes	(483)	(6,419)	(26,261)
Net income and comprehensive income	$781	9,711	2,325

Net income attributable to Antero Midstream GP LP subsequent to IPO			$7,264
Net income attributable to Series B units			(784)
Net income attributable to common shareholders			$6,480

Net income per common share - basic and diluted			$0.03

Weighted average number of common shares outstanding - basic and diluted			186,176

See accompanying notes to consolidated financial statements.

Antero Midstream GP LP

Consolidated Statements of Partners’ Capital

Years Ended December 31, 2015, 2016, and 2017

(In thousands)

	Common Shares Representing Limited Partner Interests	Antero Resources Midstream Management LLC Members' Equity	Series B Unitholders	Partners' Capital
Balance at December 31, 2014	$—	—	—	—
Net income and comprehensive income	—	781	—	781
Distributions to members	—	(223)	—	(223)
Balance at December 31, 2015	—	558	—	558
Net income and comprehensive income	—	9,711	—	9,711
Balance at December 31, 2016	—	10,269	—	10,269
Pre-IPO net loss and comprehensive loss	—	(4,939)	—	(4,939)
Pre-IPO equity-based compensation	—	10,237	—	10,237
Conversion of Antero Resources Midstream Management LLC to a limited partnership	15,567	(15,567)	—	—
Post-IPO net income and comprehensive income	6,480	—	784	7,264
Post-IPO equity-based compensation	24,696	—	—	24,696
Distributions to Antero Resources Investment LLC	(15,908)	—	—	(15,908)
Distributions to shareholders	(16,011)	—	—	(16,011)
Vesting of Series B units	(34,690)	—	34,690	—
Balance at December 31, 2017	$(19,866)	—	35,474	15,608

See accompanying notes to consolidated financial statements.

Antero Midstream GP LP

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2016 and 2017

(In thousands)

	Year Ended December 31,
	2015	2016	2017
Cash flows provided by operating activities:
Net income	$781	9,711	2,325
Adjustment to reconcile net income to net cash provided by operating activities:
Equity in earnings of Antero Midstream Partners LP	(1,264)	(16,944)	(69,720)
Distributions received from Antero Midstream Partners LP	295	10,370	53,491
Equity-based compensation	—	—	34,933
Deferred income taxes	368	(368)	—
Changes in current assets and liabilities:
Accounts receivable - related party	—	(217)	—
Accounts payable and accrued liabilities	—	426	(133)
Income taxes payable	115	6,559	7,184
Net cash provided by operating activities	295	9,537	28,080
Cash flows from investing activities	—	—	—
Cash flows used in financing activities
Distributions to Antero Resources Investment LLC	(223)	—	(15,691)
Distributions to shareholders	—	—	(16,011)
Net cash used in financing activities	(223)	—	(31,702)
Net increase (decrease) in cash	72	9,537	(3,622)
Cash, beginning of period	—	72	9,609
Cash, end of period	$72	9,609	5,987

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements

Years Ended December 31, 2015, 2016, and 2017

(1)   Business and Organization

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, AMGP. We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions (see Note 4—Long-Term Incentive Plans). We are taxed as a corporation for U.S. federal income tax purposes and we refer to our outstanding limited partner interests as common shares.

Our only income results from distributions made on the IDRs of Antero Midstream. The Antero Midstream IDRs entitle holders to receive cash distributions from Antero Midstream when distributions exceed certain target amounts (see Note 5 – Distributions from Antero Midstream).

We are managed by our general partner, AMGP GP LLC (“AMGP GP”), which establishes the quarterly cash distribution for our common shares payable to shareholders. AMGP GP has a board of directors appointed by certain former members of Antero Resources Investment LLC (“Antero Investment”), the former sole member of ARMM prior to its liquidation on October 31, 2017. Following the completion of our IPO, certain of our directors and executive officers own AMGP common shares as well as Series B Units in IDR LLC. In addition, certain of our directors and executive officers own a portion of Antero Resources Corporation’s (“Antero Resources”) (NYSE: AR) common stock and Antero Midstream’s common units. We have an agreement with Antero Resources, under which Antero Resources provides general and administrative services to us for a fee of $0.5 million per year, subject to annual inflation adjustments. We also incur recurring direct expenses for the costs associated with being a publicly traded entity.

IDR distributions earned by us through May 9, 2017, net of any related liabilities including income taxes through that date and expenses of the IPO, were distributed to Antero Investment prior to its liquidation.

Antero Midstream was formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ oil and gas producing assets. Both Antero Midstream and Antero Resources’ assets are located in the Marcellus Shale and Utica Shale located in West Virginia and Ohio. Antero Midstream’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment assets, which provide midstream services to Antero Resources under long term, fixed fee contracts. Antero Midstream also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in the Joint Venture to develop processing and fractionation assets with MarkWest Energy. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream. As a result, these consolidated financial statements should be read in conjunction with Antero Midstream’s combined consolidated financial statements and notes thereto presented in its Annual Report on Form 10‑K for the year ended December 31, 2017.

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2016 and 2017, and our results of operations and cash flows for the years ended December 31, 2015, 2016, and 2017. We have no items of other comprehensive income; therefore, our net income or loss is identical to our comprehensive income.

As of the date these consolidated financial statements were filed with the SEC, AMGP completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified other than as disclosed in Note 6 – Cash Distributions.

(b)   Principles of Consolidation

The consolidated financial statements include the accounts of AMGP, AMP GP (its wholly-owned subsidiary), and IDR LLC.

(c)   Investment in Antero Midstream

We have determined that Antero Midstream is a variable interest entity (“VIE”) for which we are not the primary beneficiary and therefore do not consolidate. We have concluded that Antero Resources is the primary beneficiary of Antero Midstream and should consolidate its financial results. Antero Resources is the primary beneficiary based on its power to direct the activities that most significantly impact Antero Midstream’s economic performance and its obligations to absorb losses or receive benefits of Antero Midstream that could be significant to Antero Midstream. Antero Resources owns approximately 52.9% of the outstanding limited partner interests in Antero Midstream and its officers and management group also act as management of Antero Midstream. Antero Midstream was formed to own, operate and develop midstream energy assets to service Antero Resources’ production under long-term contracts as described herein. We do not own any limited partnership interests in Antero Midstream and have no capital interests in Antero Midstream. We have not provided, and do not anticipate providing, financial support to Antero Midstream.

Antero Resources and Antero Midstream have contracts with 20-year initial terms and automatic renewal provisions, whereby Antero Resources has dedicated the rights for gathering and compression, and water handling and treatment, services to Antero Midstream on a fixed-fee basis. Such dedications cover a substantial portion of Antero Resources’ current acreage and future acquired acreage, in each case, except for acreage that was already dedicated to other parties prior to entering into the service contracts or that was acquired subject to a pre-existing dedication. The contracts call for Antero Resources to present, in advance, drilling and completion plans in order for Antero Midstream to put in place gathering and compression, water handling, and gas processing assets to service Antero Resources’ assets. The drilling and completion capital investment decisions made by Antero Resources control the development and operation of all of Antero Midstream’s assets. Antero Resources therefore controls the activities that most significantly impact Antero Midstream’s economic performance. Because of these contractual obligations and the capital requirements related to these obligations, Antero Midstream has devoted and, for the foreseeable future, will devote substantially all of its resources to servicing Antero Resources’ operations. Additionally, revenues from Antero Resources will provide substantially all of Antero Midstream’s financial support and therefore its ability to finance its operations. Because of the long term contractual commitment to support Antero Resources’ substantial growth plans, Antero Midstream will be practically and physically constrained from providing any significant amount of services to third parties.

Our ownership of the non-economic general partner interest in Antero Midstream provides us with significant influence over Antero Midstream, but not control over the decisions that most significantly impact the economic performance of Antero Midstream. Our indirect ownership of the IDRs of Antero Midstream entitles us to receive cash distributions from Antero Midstream when distributions exceed certain target amounts. Our ownership of these interests does not require us to provide financial support to Antero Midstream. We obtained these interests upon our formation for no consideration. Therefore, they have no cost basis and are classified as long term investments. Our share of Antero Midstream’s earnings as a result of our ownership of the IDRs is accounted for using the equity method of accounting. We recognize distributions earned from Antero Midstream as “Equity in earnings of Antero Midstream Partners LP” on our statement of operations in the period in which they are earned and are allocated to our capital account. Our long term interest in the IDRs on the balance sheet is recorded in “Investment in Antero Midstream Partners LP.” The ownership of the general partner interests and IDRs do not provide us with any claim to the assets of Antero Midstream other than the balance in our Antero Midstream capital account. Income related to the IDRs is recognized as earned and increases our capital account and equity investment. When these distributions are paid to us, they reduce our capital account and our equity investment in Antero Midstream. See Note 5—Distributions from Antero Midstream.

(d)   Use of Estimates

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect income, expenses, assets, and liabilities. Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

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

(g)   Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets). The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

(h) Net Income per Common Share

Net income per common share – basic for each period is computed by dividing net income attributable to common shareholders by the basic weighted average number of common shares outstanding during the period. Net income per common share – diluted for each period is computed after giving consideration to the potential dilution from outstanding Series B units, calculated using the if converted method. During the periods in which AMGP incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average common shares outstanding because the effect of all equity awards is anti-dilutive.

At December 31, 2017, there were 4,777,759 shares to be issued upon assumed conversion of the Series B Units. The effect of these awards is anti-dilutive for 2017, and thus our diluted net income per common share for the year ended December 31, 2017 is equal to our basic net income per common share.

(3)   Income Taxes

For the years ended December 31, 2015, 2016, and 2017, income tax expense consisted of the following (in thousands):

	Year Ended December 31,
	2015	2016	2017
Current income tax expense	$115	6,787	26,261
Deferred income tax expense (benefit)	368	(368)	—
Total income tax expense	$483	6,419	26,261

Income tax expense differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 35% to income for the years ended December 31, 2015, 2016, and 2017 as a result of the following (in thousands):

	Year Ended December 31,
	2015	2016	2017
Federal income tax expense	$439	5,646	10,005
State income tax expense, net of federal benefit	44	479	952
Non-deductible equity-based compensation	—	—	13,296
Non-deductible IPO expenses	—	309	1,948
Other	—	(15)	60
Provision for income taxes	$483	6,419	26,261

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. At December 31, 2017, we did not have any deferred income taxes.

(4)   Long-Term Incentive Plans

As of December 31, 2017, IDR LLC had 98,600 Series B Units authorized and outstanding that entitle the holders to receive up to 6% of the amount of the distributions that Antero Midstream makes on its IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions.  Series B Units issued to common law employees of AMGP, including officers of AMGP and Antero Resources employees who provide services directly to AMGP, are classified as equity awards. Series B Units issued to Antero Resources employees who are not common law employees of AMGP are classified as liability awards. IDR LLC granted 92,000 Series B Units that are equity classified awards and 8,000 Series B Units that are liability classified awards. During the year ending December 31, 2017, 500 Series B Units that were equity classified awards were forfeited, and 900 Series B Units that were liability classified awards were forfeited. The Series B Units vest ratably over a three year period. 32,875 Series B Units vested on December 31, 2017. The holders of vested Series B Units have the right to convert the units to common shares with a value equal to their pro rata share of up to 6% of any increase in our equity value in excess of $2.0 billion. In no event will the aggregate number of newly issued common shares exceed 6% of the total number of our issued and outstanding common shares.

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

For liability classified awards, we recognize expense for the fair value of the awards over the vesting period of the awards. Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period. We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, over the vesting period. At December 31, 2017, the fair value of the Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including an equity value of $3.9 billion, expected volatility of 38% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.36%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit at December 31, 2017 was $1,787.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

We recognized expense of $34.7 million, of which $30.5 million was for equity classified awards and $4.2 million was for liability classified awards, during the year ended December 31, 2017. As of December 31, 2017, there was $69.4 million of unamortized compensation expense related to nonvested Series B Units that is expected to be recognized over the next 2.0 years.

On April 17, 2017, we also adopted the Antero Midstream GP LP Long-Term Incentive Plan (“2017 LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of Antero Resources are eligible to receive awards representing equity interests in AMGP. An aggregate of 930,851 common shares may be delivered pursuant to awards under the 2017 LTIP, subject to customary adjustments. As of December 31, 2017, 11,762 common shares have been granted and we have recognized related expense of $0.2 million. As of December 31, 2017, 919,089 common shares remain available for grant under the 2017 LTIP.

(5)   Distributions from Antero Midstream

Antero Midstream’s partnership agreement provides for a minimum quarterly distribution of $0.17 per common unit for each quarter, or $0.68 per unit on an annualized basis. If cash distributions to Antero Midstream’s unitholders exceed $0.1955 per common unit in any quarter, IDR LLC, as the holder of Antero Midstream’s IDRs, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Target Amount	Antero Midstream Common Unitholders	Holder of IDRs
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

From the initial public offering of Antero Midstream in the fourth quarter of 2014 through December 31, 2017, distributions per common unit and distributions related to the IDRs were as follows:

Quarter and Year	Distribution Date	Antero Midstream Distribution Amount per Common Unit	Income Attributable to IDRs ($ thousands)
Q4 2014	February 27, 2015	$0.0943	$—
Q1 2015	May 27, 2015	$0.1800	$—
Q2 2015	August 27, 2015	$0.1900	$—
Q3 2015	November 30, 2015	$0.2050	$295
Q4 2015	February 29, 2016	$0.2200	$969
Q1 2016	May 25, 2016	$0.2350	$1,850
Q2 2016	August 24, 2016	$0.2500	$2,731
Q3 2016	November 24, 2016	$0.2650	$4,820
Q4 2016	February 8, 2017	$0.2800	$7,543
Q1 2017	May 10, 2017	$0.3000	$11,553
Q2 2017	August 16, 2017	$0.3200	$15,328
Q3 2017	November 16, 2017	$0.3400	$19,067

The board of directors of Antero Midstream’s general partner has declared a cash distribution of $0.365 per unit for the quarter ended December 31, 2017. The distribution was paid on February 13, 2018 to shareholders of record as of February 1, 2018. The distribution attributable to the IDRs for the quarter ended December 31, 2017 is $23.8 million.

Distributions attributable to the IDRs which relate to periods prior to May 9, 2017, the closing of our IPO, were distributed to Antero Investment prior to its liquidation.

(6)   Cash Distributions

The following table details the amount of quarterly distributions AMGP paid with respect to the quarter indicated (in thousands, except per share data):

			Distributions
Quarter and Year	Record Date	Distribution Date	Common shareholders	Antero Resources Investment	Total	Distributions per common share
*	May 9, 2017	September 13, 2017	$—	15,908	15,908	*
Q2 2017	August 3, 2017	August 23, 2017	5,026	—	5,026	$0.0270
Q3 2017	November 1, 2017	November 23, 2017	10,985	—	10,985	$0.0590
	Total 2017		$16,011	15,908	31,919

* Income relating to periods prior to May 9, 2017, the closing of our IPO, was distributed to Antero Investment prior to its liquidation.

The board of directors of our general partner has declared a cash distribution of $0.075 per share for the quarter ended December 31, 2017. The distribution will be payable on February 20, 2018 to shareholders of record as of February 1, 2018.

(7)   Related Party Transactions

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

(a) Accounts receivable – related party

Accounts receivable at December 31, 2016 and 2017 includes general and administrative expenses of $0.2 million and $0, respectively, paid by AMGP on behalf of Antero Investment prior to its liquidation. During the year ended December, 2017, a $0.4 million receivable was settled as part of the Antero Investment liquidation distribution.

(b) Accrued liabilities and accounts payable

Accrued liabilities and accounts payable at December 31, 2016 and 2017 includes zero and $0.1 million, respectively, payable to Antero Resources for general and administrative expenses.

(8)   Quarterly Financial Information (Unaudited)

Our quarterly financial information for the years ended December 31, 2016 and 2017 is as follows (in thousands, except per share data):

	First	Second	Third	Fourth
	quarter	quarter	quarter	quarter
	(unaudited)
Year ended December 31, 2016
Total income	$1,850	2,731	4,807	7,556
Total expenses	40	145	205	424
Net income and comprehensive income	1,108	1,550	2,777	4,276

Year ended December 31, 2017
Total income	$11,553	15,328	19,067	23,772
Total expenses	10,427	12,834	8,932	8,941
Net income (loss) and comprehensive income (loss)	(3,299)	(3,261)	2,978	5,907
Net income (loss) attributable to Antero Midstream GP LP subsequent to IPO	—	(1,621)	2,978	5,907
Net income attributable to Series B units	—	—	—	(784)
Net income attributable to common shareholders	$—	(1,621)	2,978	5,123

Net income (loss) per common share - basic and diluted	$	(0.01)	0.02	0.03

(9)   Summarized Financial Information for Antero Midstream

Summarized financial information for Antero Midstream, our investee accounted for using the equity method of accounting, is included in this note. The following tables present summarized income statement and balance sheet information for Antero Midstream (in thousands).

Summarized Antero Midstream Income Statement Information

	Year Ended December 31,
	2015	2016	2017
Revenues	$387,324	590,211	772,497
Operating expenses	220,061	332,100	447,819
Operating income	167,263	258,111	324,678
Net income	159,105	236,703	307,315
Net income attributable to pre-acquisition assets and incentive distribution rights	(41,457)	(16,944)	(69,720)
Limited partners' interest in net income	$117,648	219,759	237,595

Summarized Antero Midstream Balance Sheet Information

	December 31,
	2016	2017
Current assets	$79,950	120,385
Non-current assets	2,269,945	2,921,824
Current liabilities	82,013	121,316
Non-current liabilities	1,045,072	1,404,424
Partners' capital	$1,222,810	1,516,469