Form 10-Q
period 2018-03-31
Antero Midstream GP LP
filed 2018-04-25
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 20, 2018, there were 186,199,995 common shares representing limited partner interests outstanding.

EXPLANATORY NOTE

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, AMGP. We are traded on the New York Stock Exchange (NYSE: AMGP). We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR distributions earned by us through May 9, 2017, net of any related liabilities including income taxes through that date and expenses of the IPO, were distributed to Antero Resources Investment LLC (“Antero Investment”), the sole member of ARMM for all periods prior to the IPO. Antero Investment was liquidated on October 31, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed and actual results may vary materially. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. We own the general partner of Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and all of the capital interests in the owner of the incentive distribution rights (“IDRs”) in Antero Midstream. Antero Midstream is a master limited partnership 52.9% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to primarily service Antero Resources’ production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. Because the IDRs are our sole source of revenues, all potential risks and uncertainties that affect the results of operations, financial condition, or forecasts of future events of both Antero Midstream and Antero Resources will also affect us and our ability to pay distributions to our common shareholders. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our expected receipt of, and the amounts of, distributions from Antero Midstream and IDR LLC in respect of the IDRs;
•	Antero Resources’ expected production and ability to execute its drilling and development plan;
•	our and Antero Midstream’s business strategies;
•	cost and outcomes associated with the ongoing review of potential transactions by the special committee of the board of directors of our general partner as described herein;
•	Antero Midstream’s ability to realize the anticipated benefits of investing in unconsolidated affiliates;
•	natural gas, natural gas liquids (“NGLs”), and oil prices;
•	competition and government regulations;
•	actions taken by third party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting Antero Midstream’s operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding Antero Midstream’s future operating results; and
•	plans, objectives, expectations and intentions contained in this report that are not historical.

We caution you that these forward looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our and Antero Midstream’s control, incident to Antero Midstream’s business. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, and the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”) on file with the Securities and Exchange Commission (the “SEC”), as well as in Antero Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

PART I—FINANCIAL INFORMATION

Antero Midstream GP LP

Condensed Consolidated Balance Sheets

December 31, 2017 and  March 31, 2018

(Unaudited)

(In thousands, except number of shares and units)

	December 31,	March 31,
	2017	2018
Assets
Current assets:
Cash	$5,987	14,482
Prepaid expenses	—	155
Total current assets	5,987	14,637
Investment in Antero Midstream Partners LP	23,772	28,453
Total assets	$29,759	43,090

Liabilities and Partners' Capital
Current liabilities:
Accounts payable and accrued liabilities	293	843
Income taxes payable	13,858	19,946
Total current liabilities	14,151	20,789
Non-current liability:
Liability for equity-based compensation	—	858
Total liabilities	14,151	21,647
Partners' capital:
Common shareholders - public (186,181,975 shares and 186,189,699 shares issued and outstanding at December 31, 2017 and March 31, 2018, respectively)	(19,866)	(13,661)
IDR LLC Series B units (32,875 units vested at December 31, 2017 and March 31, 2018)	35,474	35,104
Total partners' capital	15,608	21,443
Total liabilities and partners' capital	$29,759	43,090

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2017 and 2018

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2018
Equity in earnings of Antero Midstream Partners LP	$11,553	28,453
Total income	11,553	28,453
General and administrative expense	2,104	925
Equity-based compensation	8,323	8,635
Total expenses	10,427	9,560
Income before income taxes	1,126	18,893
Provision for income taxes	(4,425)	(6,088)
Net income (loss) and comprehensive income (loss)	$(3,299)	12,805
Net income attributable to Series B units		(413)
Net income attributable to common shareholders		$12,392

Net income per common share - basic and diluted		$0.07

Weighted average number of common shares outstanding - basic and diluted		186,188

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statement of Partners’ Capital

Three Months Ended March 31, 2018

(Unaudited)

(In thousands)

	Common Shares Representing Limited Partner Interests	Series B Unitholders	Partners' Capital
Balance at December 31, 2017	$(19,866)	35,474	15,608
Net income and comprehensive income	12,392	413	12,805
Equity-based compensation	7,777	—	7,777
Distributions	(13,964)	(783)	(14,747)
Balance at March 31, 2018	$(13,661)	35,104	21,443

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2017 and 2018

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2017	2018
Cash flows provided by operating activities:
Net income (loss)	$(3,299)	12,805
Adjustment to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of Antero Midstream Partners LP	(11,553)	(28,453)
Distributions received from Antero Midstream Partners LP	7,543	23,772
Equity-based compensation	8,323	8,635
Changes in current assets and liabilities:
Accounts receivable - related party	(67)	—
Prepaid expenses	—	(155)
Accounts payable and accrued liabilities	1,774	550
Income taxes payable	4,425	6,088
Net cash provided by operating activities	7,146	23,242
Cash flows from investing activities	—	—
Cash flows used in financing activities
Distributions to shareholders	—	(13,964)
Distributions to Series B unitholders	—	(783)
Net cash used in financing activities	—	(14,747)
Net increase in cash	7,146	8,495
Cash, beginning of period	9,609	5,987
Cash, end of period	$16,755	14,482

See accompanying notes to condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

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

We are managed by our general partner, AMGP GP LLC (“AMGP GP”), which establishes the quarterly cash distribution payable to shareholders. AMGP GP has a board of directors appointed by the entities and individuals that collectively own 100% of the membership interest in our general partner (the “Sponsors”). Following the completion of our IPO, certain of our directors and executive officers own AMGP common shares as well as Series B Units in IDR LLC. In addition, certain of our directors and executive officers own a portion of Antero Resources Corporation’s (“Antero Resources”) (NYSE: AR) common stock and Antero Midstream’s common units. We have an agreement with Antero Resources, under which Antero Resources provides general and administrative services to us for a fee of $0.5 million per year, subject to annual inflation adjustments. We also incur recurring direct expenses for the costs associated with being a publicly traded entity.

Antero Midstream was formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ oil and gas producing assets. Both Antero Midstream and Antero Resources’ assets are located in the Marcellus Shale and Utica Shale located in West Virginia and Ohio. Antero Midstream’s assets consist of gathering pipelines, compressor stations, and water handling and treatment systems, which provide midstream services to Antero Resources under long-term, fixed fee contracts. Antero Midstream also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with Antero Midstream’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2017, as well as Antero Midstream’s unaudited condensed consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. The accompanying unaudited

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

condensed consolidated financial statements of AMGP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly our financial position as of December 31, 2017 and March 31, 2018, and our results of operations and cash flows for the three months ended March 31, 2017 and 2018. We have no items of other comprehensive income (loss); therefore, our net income (loss) is identical to our comprehensive income (loss). Operating results for the period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year.

As of the date these condensed consolidated financial statements were filed with the SEC, we completed our evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified other than as disclosed in Note 5 – Cash Distributions.

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

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

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

Equity-based compensation expense and IPO costs are not and will not be deductible for federal income tax purposes. Our inability to deduct those expenses and costs, along with the effect of state taxes, account for the difference between the federal tax rate of 35% and 21% for the three months ended March 31, 2017 and 2018 respectively, and the effective rate of income tax expense for financial reporting purposes.

(f)   General and Administrative Expenses

General and administrative costs incurred pre-IPO in 2017 primarily relate to legal and other costs incurred in connection with our IPO. Post-IPO general and administrative expense consists primarily of management fees paid to Antero Resources, and other legal and administrative expenses. Additionally, in connection with the formation of a special committee of the board of directors of our general partner to consider potential transactions involving us in connection with Antero Resources’ and Antero Midstream’s ongoing efforts to explore, review, and evaluate potential measures related to its valuation, the special committee has retained an investment advisor and attorneys. The agreement with the investment advisor calls for a $2 million retainer fee which we are charging to expense over the expected duration of the advisor’s services. Attorneys’ fees will be charged to expense as incurred.

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

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

(h) Net Income (Loss) per Common Share

Net income (loss) per common share – basic for each period is computed by dividing net income attributable to common shareholders by the basic weighted average number of common shares outstanding during the period. Net income (loss) per common share – diluted for each period is computed after giving consideration to the potential dilution from outstanding Series B Units, calculated using the if-converted method. During the periods in which AMGP incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average common shares outstanding because the effect of all equity awards is anti-dilutive.

Based on AMGP’s market capitalization as of March 31, 2018, 3,983,579 AMGP shares would be issuable upon conversion of all outstanding Series B Units. The effect of these awards is anti-dilutive for the three months ended March 31, 2018, and thus our diluted net income per common share for the three months ended March 31, 2018 is equal to our basic net income per common share.

(3)   Long-Term Incentive Plans

As of March 31, 2018, IDR LLC had 98,600 Series B Units authorized and outstanding that entitle the holders to receive up to 6% of the amount of the distributions that Antero Midstream makes on its IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions.  Series B Units issued to common law employees of AMGP, including officers of AMGP and Antero Resources employees who provide services directly to AMGP, are classified as equity awards. Series B Units issued to Antero Resources employees who are not common law employees of AMGP are classified as liability awards. IDR LLC has granted 92,000 Series B Units that are equity classified awards and 8,000 Series B Units that are liability classified awards. As of March 31, 2018, 500 Series B Units that were equity classified awards have been forfeited, and 900 Series B Units that were liability classified awards have been forfeited. The Series B Units vest ratably over a three year period. As of March 31, 2018, 32,875 Series B Units have vested. The holders of vested Series B Units have the right to convert the units to common shares with a value equal to their pro rata share of up to 6% of any increase in our equity value in excess of $2.0 billion. In no event will the aggregate number of newly issued common shares exceed 6% of the total number of our issued and outstanding common shares.

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

December 31, 2017 and March 31, 2018

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

For liability classified awards, we recognize expense for the fair value of the awards over the vesting period of the awards. Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period. We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, over the vesting period. At March 31, 2018, the fair value of the liability classified Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including an equity value of $3.0 billion, expected volatility of 38% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.70%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit at March 31, 2018 was $1,574.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

We recognized expense of $8.4 million, of which $7.6 million was for equity classified awards and $0.8 million was for liability classified awards, during the three months ended March 31, 2018. We recognized expense of $8.3 million, of which $7.7 million was for equity classified awards and $0.6 million was for liability classified awards, during the three months ended March 31, 2017. As of March 31, 2018, there was $59.3 million of unamortized compensation expense related to nonvested Series B Units that is expected to be recognized over the next 1.75 years.

On April 17, 2017, we also adopted the Antero Midstream GP LP Long-Term Incentive Plan (“2017 LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of Antero Resources are eligible to receive awards representing equity interests in AMGP. An aggregate of 930,851 common shares may be delivered pursuant to awards under the 2017 LTIP, subject to customary adjustments. As of March 31, 2018, 19,486 common shares have been granted. We recognized zero and $0.2 million in expense related to these grants in the three months ended March 31, 2017 and 2018, respectively. As of March 31, 2018, 911,365 common shares remain available for grant under the 2017 LTIP.

(4)   Distributions from Antero Midstream

Antero Midstream’s partnership agreement provides for a target minimum quarterly distribution of $0.17 per common unit for each quarter, or $0.68 per unit on an annualized basis.

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

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Distributions per common unit and distributions related to the IDRs were as follows for the periods indicated:

Quarter and Year	Distribution Date	Antero Midstream Distribution Amount per Common Unit	Income Attributable to IDRs ($ thousands)
Q1 2017	May 10, 2017	$0.3000	$11,553
Q2 2017	August 16, 2017	$0.3200	$15,328
Q3 2017	November 16, 2017	$0.3400	$19,067
Q4 2017	February 13, 2018	$0.3650	$23,772

The board of directors of Antero Midstream’s general partner has declared a cash distribution of $0.39 per unit for the quarter ended March 31, 2018. The distribution will be payable on May 18, 2018 to unitholders of record as of May 3, 2018. The distribution attributable to the IDRs for the quarter ended March 31, 2018 is $28.5 million.

Distributions attributable to the IDRs which relate to periods prior to May 9, 2017, the closing of our IPO, were distributed to Antero Investment prior to its liquidation.

(5)   Cash Distributions

The following table details the amount of quarterly distributions AMGP paid with respect to the quarter indicated (in thousands, except per share data):

			Distributions
Quarter and Year	Record Date	Distribution Date	Common shareholders	Antero Resources Investment	Total	Distributions per common share
*	May 9, 2017	September 13, 2017	$—	15,908	15,908	*
Q2 2017	August 3, 2017	August 23, 2017	5,026	—	5,026	$0.0270
Q3 2017	November 1, 2017	November 23, 2017	10,985	—	10,985	$0.0590
	Total 2017		$16,011	15,908	31,919

Q4 2017	February 1, 2018	February 20, 2018	$13,964	—	13,964	$0.0750
	Total 2018		$13,964	—	13,964

* Income relating to periods prior to May 9, 2017, the closing of our IPO, was distributed to Antero Investment prior to its liquidation.

The board of directors of our general partner has declared a cash distribution of $0.108 per share for the quarter ended March 31, 2018. The distribution will be payable on May 23, 2018 to shareholders of record as of May 3, 2018.

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

ANTERO MIDSTREAM GP LP

Notes to Condensed Consolidated Financial Statements

December 31, 2017 and March 31, 2018

Accrued liabilities and accounts payable at December 31, 2017 and March 31, 2018  includes less than $0.1 million and $0.1 million, respectively, payable to Antero Resources for general and administrative expenses.

(7)   Summarized Financial Information for Antero Midstream

Summarized financial information for Antero Midstream, our investee accounted for using the equity method of accounting, is included in this note. The following tables present summarized income statement and balance sheet information for Antero Midstream (in thousands).

Summarized Antero Midstream Income Statement Information

	Three Months Ended March 31,
	2017	2018
Revenues	$174,769	229,591
Operating expenses	93,073	118,051
Operating income	$81,696	111,540
Net income and comprehensive income	75,091	108,105
Net income attributable to incentive distribution rights	(11,553)	(28,453)
Limited partners' interest in net income	$63,538	79,652

Summarized Antero Midstream Balance Sheet Information

	December 31, 2017	March 31, 2018
Current assets	$120,385	122,117
Non-current assets	2,921,824	3,013,985
Current liabilities	121,316	80,738
Non-current liabilities	1,404,424	1,516,605
Partners' capital	$1,516,469	1,538,759

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and related notes, included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed consolidated financial statements. This discussion contains forward looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors” and the section entitled “Cautionary Statement Regarding Forward Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 13, 2018, and Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

References in this Quarterly Report on Form 10-Q to “ARMM,” “we,” “us” or like terms, when referring to periods prior to May 4, 2017, refer to our predecessor, Antero Resources Midstream Management LLC. References to “AMGP,” “we,” “us” or like terms, when referring to periods beginning on May 4, 2018 and prospectively, refer to Antero Midstream GP LP.

Overview

We are a Delaware limited partnership that is taxed as a corporation for U.S. federal income tax purposes. We own 100% of the membership interests in Antero Midstream Partners GP LLC, which owns the non-economic general partner interest in Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions. We receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs. Antero Midstream is a growth-oriented master limited partnership 52.9% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. We believe that Antero Midstream’s strategically located assets and integrated relationship with Antero Resources position it to be a leading Appalachian midstream provider across the full midstream value chain.

Our revenues are generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC. Because our success is dependent upon the operations and management of Antero Midstream and its resulting performance, Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Address, Internet Website and Availability of Public Filings

Our principal executive offices are at 1615 Wynkoop Street, Denver, Colorado 80202. Our telephone number is (303) 357‑7310. Our website is located at www.anteromidstreamgp.com.

We furnish or file with the Securities and Exchange Commission (the “SEC”) our Annual Reports on Form 10-K, our Quarterly Reports on From 10-Q, and our Current Reports on Form 8-K. We make these documents available free of charge at www.anteromidstreamgp.com under the “Investors Relations” link as soon as reasonably practicable after they are filed or furnished with the SEC.

Information on our website is not incorporated into this Quarterly Report on Form 10‑Q or our other filings with the SEC and is not a part of them.

First Quarter 2018 Developments and Highlights

Special Committee Formation

On February 26, 2018, we announced that the board of directors of our general partner formed a special committee comprised solely of independent directors in conjunction with the formation of special committees at both Antero Resources and at Antero Midstream.  Antero Resources’ ongoing efforts to explore, review and evaluate potential measures related to its valuation may include transactions involving us, and the special committee was established to consider any such transactions. The special committee has hired legal advisors and financial advisors to assist in its evaluation of potential measures that could involve us. However, as of the date of filing this Quarterly Report on Form 10-Q, no decision on any particular strategic alternative or transaction has been reached, and there is no assurance that any future agreement will be reached, or that any future strategic alternative transaction or transactions will occur.

Cash Distributions

We distribute cash available for distribution to our shareholders. Cash available for distribution is the cash distribution received from Antero Midstream reduced by reserves for estimated federal and state income taxes, general and administrative expenses, and reserves for other purposes deemed necessary by the board of directors of our general partner. Cash available for distribution for the three months ended March 31, 2018 was as follows (in thousands):

Three Months Ended March 31, 2018
Cash distributions from Antero Midstream Partners LP	$28,453
Cash reserved for distributions to Series B units of IDR LLC	(826)
Cash distribution to Series B units of IDR LLC	(413)
Cash distributions to Antero Midstream GP LP	27,214
General and administrative expenses	(925)
Special committee legal and advisory fees included in G&A expense(1)	491
Provision and reserve for income taxes	(6,659)
Cash available for distribution	$20,121

(1) General and administrative expenses related to the formation of the special committee. See Note 2—Summary of Significant Accounting Policies.

The board of directors of our general partner has declared a cash distribution of $0.108 per share for the quarter ended March 31, 2018. The distribution will be payable on May 23, 2018 to shareholders of record as of May 3, 2018.

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

Certain of the historical financial results discussed below may not be comparable to future financial results primarily as a result of the significant increase in Antero Midstream’s cash distributions. As our sole source of income, any change in Antero Midstream’s cash distributions will have a direct financial impact on us. Distributions to the IDRs began in the fourth quarter of 2015 and have increased significantly since that time as the IDRs have been entitled to a greater marginal percentage interest in distributions.

In addition, our historical results of operations do not reflect the incremental expenses we are now incurring as a result of being a publicly traded company. Our historical results of operations also reflect a U.S. federal corporate tax rate of 35%.  Effective January 1, 2018, the U.S. federal corporate tax rate was reduced from 35% to 21%. Accordingly, our historical results of operations will reflect a higher U.S. federal corporate tax rate in comparison to our current and future financial results.

Results of Operations

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2018 (in thousands):

			Amount of
	Three Months Ended March 31,		Increase	Percentage
	2017	2018	(Decrease)	Change

Equity in earnings of Antero Midstream Partners LP	$11,553	28,453	16,900	146%
Total income	11,553	28,453	16,900	146%
General and administrative expense	2,104	925	(1,179)	(56)%
Equity-based compensation	8,323	8,635	312	4%
Total expenses	10,427	9,560	(867)	(8)%
Income before income taxes	1,126	18,893	17,767	1,578%
Provision for income taxes	(4,425)	(6,088)	(1,663)	38%
Net income (loss) and comprehensive income (loss)	$(3,299)	12,805	16,104	488%

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $11.6 million for the three months ended March 31, 2017 to $28.5 million for the three months ended March 31, 2018. Antero Midstream’s per-unit distribution increased for the three months ended March 31, 2018 from the three months ended March 31, 2017, resulting in an increase in distributions on the IDRs. IDR LLC receives a portion of Antero Midstream distributions based on a tiered approach, in which the percentage received of the total distribution increases at certain levels. The highest tier, which was met in both periods, in which cash distributions to Antero Midstream’s unitholders exceeds $0.255 per common unit it any quarter, entitles IDR LLC to 50% of such distribution.

General and administrative expenses. General and administrative expenses decreased from $2.1 million for the three months ended March 31, 2017 to $0.9 million for the three months ended March 31, 2018. The decrease was primarily due to costs incurred in the first quarter of 2017 related to our IPO.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $8.3 million and $8.6 million for the three months ended March 31, 2017 and 2018.

Income tax expense. Income tax expense increased from $4.4 million for the three months ended March 31, 2017 to $6.1 million for the three months ended March 31, 2018. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream  related to the IDRs, partially offset by the decrease in the U.S. corporate income tax rate from 35% to 21% beginning in 2018.

The difference between income tax expense and expected income tax expense for financial statement purposes computed by applying the federal statutory rate to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses, and the effect of state income taxes.

Net income (loss) and comprehensive income (loss). Net income (loss) and comprehensive income (loss) increased from a net loss of $3.3 million for the three months ended March 31, 2017 to net income of $12.8 million for the three months ended March 31, 2018. The increase was primarily due to an increase in equity in earnings of Antero Midstream in the first quarter of 2018, partially offset by the increase in equity-based compensation and income tax expense.

Capital Resources and Liquidity

Sources and Uses of Cash

As a result of our interest in IDR LLC, we will receive at least 94% of the cash distributions paid by Antero Midstream on its IDRs. Our interest in the IDR distributions is our only cash-generating asset. We expect that income attributable to the IDR distributions from Antero Midstream will be adequate to meet our working capital requirements and expected quarterly cash distributions for at least the next twelve months. At March 31, 2018 we had a working capital deficit due to our income tax payable, which is based on equity in earnings from unconsolidated affiliates for the period ended March 31, 2018. The cash distribution attributable to our equity in earnings for the three months ended March 31, 2018 will be received in the second quarter of 2018 when Antero Midstream declares and pays the cash distribution for the first quarter, and will be received prior to the due date of our tax payment. On April 17, 2018, Antero Midstream declared a cash distribution that included an IDR distribution of $28.5 million payable to IDR LLC on May 16, 2018.

The following table and discussion present a summary of our combined net cash provided by (used in) operating activities and financing activities for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2017	2018	Increase
Operating activities	$7,146	23,242	16,096
Financing activities	—	(14,747)	(14,747)
Net increase in cash and cash equivalents	$7,146	8,495	1,349

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $7.1 million and $23.2 million for the three months ended March 31, 2017 and 2018, respectively. The increase in cash flow from operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 was primarily due to an increase in distributions received from Antero Midstream from $7.5 million in the three months ended March 31, 2017 to $23.8 million in the three months ended March 31, 2018. This increase was partially offset by an increase in income taxes paid and other working capital items.

Cash Flows Used in Investing Activities

We did not have any investing cash flow activities during the three months ended March 31, 2017 or 2018.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 consisted of $14.0 million in quarterly cash distributions to our shareholders and $0.8 million in cash distributions to the Series B Unitholders. We did not have any financing cash flow activities during the three months ended March 31, 2017.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our condensed consolidated financial statements.

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

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Antero Midstream, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 13, 2018 (the “2017 Form 10-K”). The risks described in our 2017 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in our 2017 Form 10-K and in Antero Midstream’s annual report on Form 10-K for the year ended December 31, 2017. We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 5.   Other Information.

None.

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

3.4

Amendment No. 1 dated February 23, 2016 to the Agreement of Limited Partnership of Antero Midstream Partners LP (incorporated by reference to Exhibit 3.4 to Antero Midstream Partners LP's Annual Report on Form 10-K filed February 24, 2016).

3.5

Amendment No. 2 to Agreement of Limited Partnership of Antero Midstream Partners LP, dated as of December 20, 2017 (incorporated by reference to Exhibit 3.1 to Antero Midstream Partners LP’s Current Report on Form 8-K filed on December 26, 2017).

3.6

Limited Liability Company Agreement of Antero IDR Holdings LLC dated December 31, 2016 (incorporated by reference to Exhibit 3.9 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 7, 2017).

10.1

First Amended and Restated Gathering and Compression Agreement , dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.1 to Antero Midstream Partners LP's Quarterly Report on Form 10-Q filed April 25, 2018).

10.2

Second Amended and Restated Right of First Offer Agreement, dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.2 to Antero Midstream Partners LP's Quarterly Report on Form 10-Q filed April 25, 2018).

31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Antero Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.
101	*

The following financial information from this Form 10‑Q of ANTERO MIDSTREAM GP LP for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM GP LP

By:	AMGP GP LLC, its general partner

By:	/s/ Michael Kennedy
Michael Kennedy
Chief Financial Officer

Date:	April 25, 2018