Form 10-Q
period 2018-06-30
Antero Midstream GP LP
filed 2018-08-01
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The registrant had 186,209,369 common shares representing limited partner interests outstanding as of July 27, 2018.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed and actual results may vary materially. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. We own the general partner of Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and all of the capital interests in the owner of the incentive distribution rights (“IDRs”) in Antero Midstream. Antero Midstream is a master limited partnership 52.9% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to primarily service Antero Resources’ production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. Because the IDRs are our sole source of income, all potential risks and uncertainties that affect the results of operations, financial condition, or forecasts of future events of both Antero Midstream and Antero Resources will also affect us and our ability to pay distributions to our common shareholders. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, and the other risks described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 on file with the Securities and Exchange Commission (the “SEC”), as well as in Antero Midstream’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

 PART I—FINANCIAL INFORMATION

Antero Midstream GP LP

Condensed Consolidated Balance Sheets

December 31, 2017 and June 30, 2018

(Unaudited)

(In thousands, except number of shares and units)

	December 31,	June 30,
	2017	2018
Assets
Current assets:
Cash	$5,987	5,300
Prepaid expenses	—	867
Deferred financing costs	—	104
Total current assets	5,987	6,271
Investment in Antero Midstream Partners LP	23,772	33,137
Total assets	$29,759	39,408

Liabilities and Partners' Capital
Current liabilities:
Accounts payable and accrued liabilities	293	823
Income taxes payable	13,858	13,310
Total current liabilities	14,151	14,133
Non-current liability:
Liability for equity-based compensation	—	2,191
Total liabilities	14,151	16,324
Partners' capital:
Common shareholders - public (186,181,975 shares and 186,199,995 shares issued and outstanding at December 31, 2017 and June 30, 2018, respectively)	(19,866)	(12,112)
IDR LLC Series B units (32,875 units vested at December 31, 2017 and June 30, 2018)	35,474	35,196
Total partners' capital	15,608	23,084
Total liabilities and partners' capital	$29,759	39,408

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended June 30, 2017 and 2018

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2017	2018
Equity in earnings of Antero Midstream Partners LP	$15,328	33,145
Total income	15,328	33,145
General and administrative expense	3,203	2,398
Equity-based compensation	9,631	9,111
Total operating expenses	12,834	11,509
Operating income	2,494	21,636
Interest expense, net	—	18
Income before income taxes	2,494	21,618
Provision for income taxes	(5,755)	(7,231)
Net income (loss) and comprehensive income (loss)	(3,261)	14,387
Net income attributable to vested Series B units	—	(506)
Pre-IPO net income attributed to parent	1,640	—
Net income (loss) attributable to common shareholders	$(1,621)	13,881

Net income (loss) per common share - basic and diluted	$(0.01)	0.07

Weighted average number of common shares outstanding - basic and diluted	186,170	186,199

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2017 and 2018

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2017	2018
Equity in earnings of Antero Midstream Partners LP	$26,881	61,598
Total income	26,881	61,598
General and administrative expense	5,307	3,328
Equity-based compensation	17,954	17,745
Total operating expenses	23,261	21,073
Operating income	3,620	40,525
Interest expense, net	—	14
Income before income taxes	3,620	40,511
Provision for income taxes	(10,180)	(13,319)
Net income (loss) and comprehensive income (loss)	(6,560)	27,192
Net income attributable to vested Series B units	—	(919)
Pre-IPO net income attributed to parent	4,939	—
Net income (loss) attributable to common shareholders	$(1,621)	26,273

Net income (loss) per common share - basic and diluted	$(0.01)	0.14

Weighted average number of common shares outstanding - basic and diluted	186,170	186,194

Antero Midstream GP LP

Condensed Consolidated Statement of Partners’ Capital

Six Months Ended June 30, 2018

(Unaudited)

(In thousands)

	Common Shares Representing Limited Partner Interests	Series B Unitholders	Partners' Capital
Balance at December 31, 2017	$(19,866)	35,474	15,608
Net income and comprehensive income	26,273	919	27,192
Equity-based compensation	15,554	—	15,554
Distributions	(34,073)	(1,197)	(35,270)
Balance at June 30, 2018	$(12,112)	35,196	23,084

See accompanying notes to condensed consolidated financial statements.

Antero Midstream GP LP

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2017 and 2018

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2017	2018
Cash flows provided by operating activities:
Net income (loss)	$(6,560)	27,192
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of Antero Midstream Partners LP	(26,881)	(61,598)
Distributions received from Antero Midstream Partners LP	19,096	52,232
Amortization of deferred financing costs	—	18
Equity-based compensation	17,954	17,745
Changes in current assets and liabilities:
Accounts receivable - related party	(141)	—
Prepaid expenses	—	(974)
Accounts payable and accrued liabilities	1,404	531
Income taxes payable	(3,090)	(548)
Net cash provided by operating activities	1,782	34,598
Cash flows from investing activities	—	—
Cash flows used in financing activities
Distributions to shareholders	—	(34,073)
Distributions to Series B unitholders	—	(1,197)
Payments of deferred financing costs	—	(15)
Net cash used in financing activities	—	(35,285)
Net increase (decrease) in cash	1,782	(687)
Cash, beginning of period	9,609	5,987
Cash, end of period	$11,391	5,300

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	3

See accompanying notes to condensed consolidated financial statements.

(1)   Business and Organization

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM). On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”). Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, AMGP. We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) of Antero Midstream.  IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions (see Note 4 – Long-Term Incentive Plans). We are taxed as a corporation for U.S. federal income tax purposes and we refer to our outstanding limited partner interests as common shares.

Our only income results from distributions made on the IDRs of Antero Midstream. The Antero Midstream IDRs entitle holders to receive cash distributions from Antero Midstream when distributions exceed certain target amounts (see Note 5 – Distributions from Antero Midstream).

We are managed by our general partner, AMGP GP LLC (“AMGP GP”), which establishes the quarterly cash distribution payable to shareholders. AMGP GP has a board of directors appointed by the entities and individuals that collectively own 100% of the membership interest in our general partner. Following the completion of our IPO, certain of our directors and executive officers own AMGP common shares as well as Series B Units in IDR LLC. In addition, certain of our directors and executive officers own a portion of Antero Resources Corporation’s (“Antero Resources”) (NYSE: AR) common stock and Antero Midstream’s common units. We have an agreement with Antero Resources, under which Antero Resources provides certain general and administrative services to us for a fee of $0.5 million per year, subject to annual inflation adjustments.

Antero Midstream was formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ oil and gas producing assets. Both Antero Midstream and Antero Resources’ assets are located in the Marcellus Shale and Utica Shale located in West Virginia and Ohio. Antero Midstream’s assets consist of gathering pipelines, compressor stations, and water handling and treatment systems, which provide midstream services to Antero Resources under long-term, fixed fee contracts. Antero Midstream also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream. As a result, these unaudited condensed consolidated financial statements should be read in conjunction with Antero Midstream’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2017, as well as Antero Midstream’s unaudited condensed consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

(2)   Summary of Significant Accounting Policies

(a)   Basis of Presentation

These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information. The accompanying unaudited condensed consolidated financial statements of AMGP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to fairly present our financial position as of December 31, 2017 and June 30, 2018, and our results of operations for the three and six months ended June 30, 2017 and 2018 and our cash flows for six months ended June 30, 2017 and 2018. We have no items of other comprehensive income (loss); therefore, our net income (loss) is identical to our comprehensive income (loss). Operating results for the period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

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

(c)   Investment in Antero Midstream

We have determined that Antero Midstream is a variable interest entity (“VIE”) for which we are not the primary beneficiary and therefore do not consolidate. We have concluded that Antero Resources is the primary beneficiary of Antero Midstream and Antero Resources should consolidate Antero Midstream’s financial results. Antero Resources is the primary beneficiary based on its power to direct the activities that most significantly impact Antero Midstream’s economic performance and its obligations to absorb losses or receive benefits of Antero Midstream that could be significant to Antero Midstream. Antero Resources owns approximately 52.9% of the outstanding limited partner interests in Antero Midstream and its officers and management group also act as management of Antero Midstream. Antero Midstream was formed to own, operate and develop midstream energy assets to service Antero Resources’ production under long term contracts as described herein. We do not own any limited partnership interests in Antero Midstream and have no capital interests in Antero Midstream. We have not provided and do not anticipate providing financial support to Antero Midstream.

Antero Resources and Antero Midstream have contracts with 20-year initial terms and automatic renewal provisions, whereby Antero Resources has dedicated the rights for gathering and compression, and water handling and treatment, services to Antero Midstream on a fixed-fee basis. Such dedications cover a substantial portion of Antero Resources’ current acreage and future acquired acreage, in each case, except for acreage that was already dedicated to other parties prior to entering into the service contracts or that was acquired subject to a pre-existing dedication. The contracts call for Antero Resources to present, in advance, drilling and completion plans in order for Antero Midstream to put in place gathering and compression, water handling, and gas processing assets to service Antero Resources’ assets. The drilling and completion capital investment decisions made by Antero Resources control the development and operation of all of Antero Midstream’s assets. Antero Resources therefore controls the activities that most significantly impact Antero Midstream’s economic performance. Because of these contractual obligations and the capital requirements related to these obligations, Antero Midstream has devoted and, for the foreseeable future, will devote substantially all of its resources to servicing Antero Resources’ operations.  Additionally, revenues from Antero Resources will provide substantially all of Antero Midstream’s financial support and therefore its ability to finance its operations. Because of the long term contractual commitment to support Antero Resources’ substantial growth plans, Antero Midstream will be practically and physically constrained from providing any substantive amount of services to other parties.

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

Equity-based compensation expense related to the Series B Units and IPO costs are not deductible for federal income tax purposes. These non-deductible expenses and costs, along with the effect of state taxes, account for the difference between the federal tax rate of 35% and 21% for the three and six months ended June 30, 2017 and 2018 respectively, and the effective rate of income tax expense for financial reporting purposes.

(f)   General and Administrative Expenses

General and administrative costs incurred pre-IPO in 2017 primarily relate to legal and other costs incurred in connection with our IPO. Post-IPO general and administrative expense consists primarily of management fees paid to Antero Resources, and other legal and administrative expenses. Additionally, in connection with the formation of a special committee of the board of directors of our general partner to consider potential transactions involving us in connection with Antero Resources’ and Antero Midstream’s ongoing efforts to explore, review, and evaluate potential measures related to its valuation, the special committee has retained an investment advisor and attorneys. The agreement with the investment advisor calls for a $2 million retainer fee which we are charging to expense over the expected duration of the advisor’s services. Attorneys’ fees related to this matter are charged to expense as incurred.

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

Based on AMGP’s market capitalization as of June 30, 2018, 4,748,565 AMGP shares would be issuable upon conversion of all outstanding Series B Units. The effect of these awards is anti-dilutive for the three and six months ended June 30, 2018, and thus our diluted net income per common share for the three and six months ended June 30, 2018 is equal to our basic net income per common share.

(i) Recently Issued Accounting Standard

On June 20, 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for employee and nonemployee share-based payments. The new standard becomes effective for us on January 1, 2019.  Early application of the standard is permitted. The Company is evaluating the timing of adoption and the effect that ASU 2018-07 will have on our consolidated financial statements and related disclosures.

(3) Credit Facility

On May 9, 2018, AMGP entered into a credit facility (the “Credit Facility”) with Wells Fargo Bank, National Association as lender (the “Lender”), which provides for a line of credit of up to $12 million. The maturity date of the Credit Facility is May 6, 2019.

The Credit Facility is guaranteed by IDR LLC and secured by a pledge of the Series A capital interests in IDR LLC and the membership interests in AMP GP.

Interest is payable on borrowings at a variable rate based on the base rate plus a margin rate of interest equal to 1.00% per annum. The base rate is the highest of (i) the Federal Funds Rate plus ½ of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Lender as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%.

The Credit Facility contains customary events of default and various affirmative and negative covenants, including restrictions on incurring indebtedness, making investments and disposing of assets, and a requirement to completely repay amounts outstanding under the line of credit at least once each fiscal quarter.

At June 30, 2018, AMGP had no borrowings under the Credit Facility.

(4)   Long-Term Incentive Plans

As of June 30, 2018, IDR LLC had 98,600 Series B Units authorized and outstanding that entitle the holders to receive up to 6% of the amount of the distributions that Antero Midstream makes on its IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions.  Series B Units issued to common law employees of AMGP, including officers of AMGP and Antero Resources employees who provide services directly to AMGP, are classified as equity awards. Series B Units issued to Antero Resources employees who are not common law employees of AMGP are classified as liability awards. IDR LLC has granted 92,000 Series B Units that are equity classified awards and 8,000 Series B Units that are liability classified awards. As of June 30, 2018, 500 Series B Units that were equity classified awards have been forfeited, and 900 Series B Units that were liability classified awards have been forfeited. The Series B Units vest ratably over a three year period. As of June 30, 2018, 32,875 Series B Units have vested. The holders of vested Series B Units have the right to convert the units to common shares with a value equal to their pro rata share of up to 6% of any increase in our equity value in excess of $2.0 billion. In no event will the aggregate number of newly issued common shares exceed 6% of the total number of our issued and outstanding common shares.

For equity classified awards, we recognize expense for the grant date fair value of the awards over the vesting period of the awards. Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period.  The grant date fair value of the Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including a floor equity value of $2.0 billion, expected volatility of 43% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.45%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit was $999 when they were issued. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  Any significant increases or decreases in management estimates and assumptions may result in a significantly higher or lower fair value measurement. The actual amount that may ultimately be realized by the holders of the Series B Unit awards in the future could be significantly higher or lower depending on the Company’s market capitalization at the relevant time during the ten-year term when the Series B Units may be exchanged for our common shares, considering both share price and total number of shares outstanding at that time.

For liability classified awards, we recognize expense for the fair value of the awards over the vesting period of the awards. Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period. We update our assumptions each reporting period based on new developments and adjust such amounts to fair value based on revised assumptions, if applicable, over the vesting period. At June 30, 2018, the fair value of the liability classified Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including an equity value of $3.7 billion, expected volatility of 38% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.81%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit at June 30, 2018 was $1,852.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

We recognized expense of $8.9 million, of which $7.6 million was for equity classified awards and $1.3 million was for liability classified awards, during the three months ended June 30, 2018. We recognized expense of $9.6 million, of which $7.5 million was for equity classified awards and $2.1 million was for liability classified awards, during the three months ended June 30, 2017.

We recognized expense of $17.4 million, of which $15.2 million was for equity classified awards and $2.2 million was for liability classified awards, during the six months ended June 30, 2018. We recognized expense of $18.0 million, of which $15.3 million was for equity classified awards and $2.7 million was for liability classified awards, during the six months ended June 30, 2017. As of June 30, 2018, there was $52.3 million of unamortized compensation expense related to nonvested Series B Units that is expected to be recognized over the next 1.5 years.

On April 17, 2017, we also adopted the Antero Midstream GP LP Long-Term Incentive Plan (“2017 LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of Antero Resources are eligible to receive awards representing equity interests in AMGP. An aggregate of 930,851 common shares may be delivered pursuant to awards under the 2017 LTIP, subject to customary adjustments. As of June 30, 2018, 29,782 common shares have been granted. We recognized zero and $0.2 million in expense related to these grants in the three months ended June 30, 2017 and 2018, respectively. We recognized zero and $0.3 million in expense related to these grants in the six months ended June 30, 2017 and 2018, respectively. As of June 30, 2018, 901,069 common shares remain available for grant under the 2017 LTIP.

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

If cash distributions to Antero Midstream’s unitholders exceed $0.1955 per common unit in any quarter, IDR LLC, as the holder of Antero Midstream’s IDRs, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Target Amount	Antero Midstream Common Unitholders	Holder of IDRs
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

Distributions per common unit and distributions related to the IDRs were as follows for the periods indicated:

Quarter and Year	Distribution Date	Antero Midstream Distribution Amount per Common Unit	Income Attributable to IDRs ($ thousands)
Q1 2017	May 10, 2017	$0.3000	$11,553
Q2 2017	August 16, 2017	$0.3200	$15,328
Q3 2017	November 16, 2017	$0.3400	$19,067
Q4 2017	February 13, 2018	$0.3650	$23,772
Q1 2018	May 18, 2018	$0.3900	$28,460

The board of directors of Antero Midstream’s general partner has declared a cash distribution of $0.415 per unit for the quarter ended June 30, 2018. The distribution will be payable on August 17, 2018 to unitholders of record as of August 2, 2018. The distribution attributable to the IDRs for the quarter ended June 30, 2018 is $33.1 million.

Distributions attributable to the IDRs which relate to periods prior to May 9, 2017, the closing of our IPO, were distributed to Antero Investment prior to its liquidation.

(6)   Cash Distributions

The following table details the amount of quarterly distributions AMGP paid with respect to the quarter indicated (in thousands, except per share data):

			Distributions
Quarter and Year	Record Date	Distribution Date	Common shareholders	Antero Resources Investment	Total	Distributions per common share
*	May 9, 2017	September 13, 2017	$—	15,908	15,908	*
Q2 2017	August 3, 2017	August 23, 2017	5,026	—	5,026	$0.0270
Q3 2017	November 1, 2017	November 23, 2017	10,985	—	10,985	$0.0590
	Total 2017		$16,011	15,908	31,919

Q4 2017	February 1, 2018	February 20, 2018	$13,964	—	13,964	$0.0750
Q1 2018	May 3, 2018	May 23, 2018	20,109	—	20,109	$0.1080
	Total 2018		$34,073	—	34,073

* Income relating to periods prior to May 9, 2017, the closing of our IPO, was distributed to Antero Investment prior to its liquidation.

The board of directors of our general partner has declared a cash distribution of $0.125 per share for the quarter ended June 30, 2018. The distribution will be payable on August 22, 2018 to shareholders of record as of August 2, 2018.

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

Accrued liabilities and accounts payable at December 31, 2017 and June 30, 2018  includes less than $0.1 million and $0.1 million, respectively, payable to Antero Resources for general and administrative expenses.

(8)   Summarized Financial Information for Antero Midstream

Summarized financial information for Antero Midstream, our investee accounted for using the equity method of accounting, is included in this note. The following tables present summarized income statement and balance sheet information for Antero Midstream (in thousands).

Summarized Antero Midstream Income Statement Information

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenues	$193,766	250,975	368,536	480,566
Operating expenses	101,199	136,145	194,272	254,196
Operating income	$92,567	114,830	174,264	226,370
Net income and comprehensive income	87,175	109,466	162,267	217,571
Net income attributable to incentive distribution rights	(15,328)	(33,145)	(26,881)	(61,598)
Limited partners' interest in net income	$71,847	76,321	135,386	155,973

Summarized Antero Midstream Balance Sheet Information

	December 31, 2017	June 30, 2018
Current assets	$120,385	146,358
Non-current assets	2,921,824	3,149,871
Current liabilities	121,316	112,005
Non-current liabilities	1,404,424	1,633,091
Partners' capital	$1,516,469	1,551,133

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements, and related notes, included elsewhere in this report. The information provided below supplements, but does not form part of, our condensed consolidated financial statements. This discussion contains forward looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors” and the section entitled “Cautionary Statement Regarding Forward Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 13, 2018, and Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

References in this Quarterly Report on Form 10-Q to “ARMM,” “we,” “us” or like terms, when referring to periods prior to May 4, 2017, refer to our predecessor, Antero Resources Midstream Management LLC. References to “AMGP,” “we,” “us” or like terms, when referring to periods beginning on May 4, 2018 and prospectively, refer to Antero Midstream GP LP.

Overview

We are a Delaware limited partnership that is taxed as a corporation for U.S. federal income tax purposes. We own 100% of the membership interests in Antero Midstream Partners GP LLC (“AMGP”), which owns the non-economic general partner interest in Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream. IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions. We receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs. Antero Midstream is a growth-oriented master limited partnership 52.9% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. We believe that Antero Midstream’s strategically located assets and integrated relationship with Antero Resources position it to be a leading Appalachian midstream provider across the full midstream value chain.

Our revenues are generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC. Because our success is dependent upon the operations and management of Antero Midstream and its resulting performance, Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

Second Quarter 2018 Developments and Highlights

Special Committee Formation

On February 26, 2018, we announced that the board of directors of our general partner formed a special committee composed solely of independent directors in conjunction with the formation of special committees at both Antero Resources and at Antero Midstream.  Antero Resources’ ongoing efforts to explore, review and evaluate potential measures related to its valuation may include transactions involving us, and the special committee was established to consider any such transactions. The special committee has hired legal advisors and financial advisors to assist in its evaluation of potential measures that could involve us. However, as of the date of filing this Quarterly Report on Form 10-Q, no decision on any particular strategic alternative or transaction has been reached, and there is no assurance that any future agreement will be reached, or that any future strategic alternative transaction or transactions will occur. Included in general and administrative expense for the three and six months ended June 30, 2018 are $1.8 million and $2.3 million, respectively, of costs related to the special committee’s ongoing evaluation of potential transactions.

Appointment of New Director

On April 26, 2018, the board of directors of our general partner appointed Peter A. Dea to the board.  Also effective April 26, 2018, Mr. Dea was appointed to serve on the audit committee of the board of directors of our general partner. The board of directors of our general partner determined that Mr. Dea meets the independence requirements under the rules of the New York Stock Exchange and our general partner’s independence standards.

Credit Facility

On May 9, 2018, we entered into a senior secured credit facility consisting of a $12 million credit commitment.  The credit facility was entered into by us, as borrower, and Wells Fargo Bank, National Association, as lender (the “Lender”), and is evidenced by a credit agreement dated as of May 9, 2018 (the “Credit Facility”).  Pursuant to the Credit Facility, we are entitled to borrow up to $12 million. See “—Capital Resources and Liquidity —Credit Facility” for a description of the Credit Facility.

Cash Distributions

We distribute cash available for distribution to our shareholders. Cash available for distribution is the cash distribution received from Antero Midstream reduced by reserves for estimated federal and state income taxes, general and administrative expenses, and reserves for other purposes deemed necessary by the board of directors of our general partner. Cash available for distribution for the three months ended June 30, 2018 was as follows (in thousands):

Three Months Ended June 30, 2018
Cash distributions from Antero Midstream Partners LP	$33,137
Cash reserved for distributions to unvested Series B units of IDR LLC	(1,011)
Cash distribution to vested Series B units of IDR LLC	(506)
Cash distributions to Antero Midstream GP LP	31,620
General and administrative expenses	(2,398)
Interest Expense	(18)
Special Committee legal and advisory fees included in G&A expense(1)	1,844
Provision and reserve for income taxes	(7,777)
Cash available for distribution	$23,271

(1) General and administrative expenses related to the formation and ongoing evaluations of the special committee. See Note 2—Summary of Significant Accounting Policies to the condensed consolidated financial statements.

The board of directors of our general partner has declared a cash distribution of $0.125 per share for the quarter ended June 30, 2018. The distribution will be payable on August 22, 2018 to shareholders of record as of August 2, 2018.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to future financial results primarily as a result of the significant increase in Antero Midstream’s cash distributions described below. As our sole source of income, any change in Antero Midstream’s cash distributions will have a direct financial impact on us. Distributions to the IDRs began in the fourth quarter of 2015 and have increased significantly since that time as the IDRs have been entitled to a greater marginal percentage interest in distributions.

In addition, our results of operations prior to the completion of our initial public offering (the “IPO”) do not reflect the incremental expenses we are now incurring as a result of being a publicly traded company, and such results include the non-recurring costs we incurred in connection with the IPO. Our historical results of operations for the three and six months ended June 31, 2017 also reflect a U.S. federal corporate tax rate of 35%.  Effective January 1, 2018, the U.S. federal corporate tax rate was reduced from 35% to 21%. Accordingly, our historical results of operations will reflect a higher U.S. federal corporate tax rate in comparison to our current and future financial results.

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

Results of Operations

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2018:

			Amount of
	Three Months Ended June 30,		Increase	Percentage
(in thousands)	2017	2018	(Decrease)	Change
Equity in earnings of Antero Midstream Partners LP	$15,328	33,145	17,817	116%
Total income	15,328	33,145	17,817	116%
General and administrative expense	3,203	2,398	(805)	(25)%
Equity-based compensation	9,631	9,111	(520)	(5)%
Total operating expenses	12,834	11,509	(1,325)	(10)%
Operating income	2,494	21,636	19,142	768%
Interest Expense	—	18	18	*
Income before income taxes	2,494	21,618	19,124	767%
Provision for income taxes	(5,755)	(7,231)	(1,476)	26%
Net income (loss) and comprehensive income (loss)	$(3,261)	14,387	17,648	*

*    Not meaningful or applicable.

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $15.3 million for the three months ended June 30, 2017 to $33.1 million for the three months ended June 30, 2018. Antero Midstream’s per-unit distribution increased to $0.415 per unit for the three months ended June 30, 2018 from $0.32 per unit for the three months ended June 30, 2017, resulting in an increase in distributions on the IDRs. IDR LLC receives a portion of Antero Midstream distributions based on a tiered approach, in which the percentage received of the total distribution increases at certain levels. The highest tier, which was met in both periods, in which cash distributions to Antero Midstream’s unitholders exceeds $0.255 per common unit in any quarter, entitles IDR LLC to 50% of such incremental distribution amounts.

General and administrative expenses. General and administrative expenses decreased from $3.2 million for the three months ended June 30, 2017 to $2.4  million for the three months ended June 30, 2018. The decrease was primarily due to costs incurred in the second quarter of 2017 related to our IPO, partially offset by $1.8 million of costs related to the special committee’s formation and ongoing evaluation of potential transactions, which are included in General and administrative expense for the three months ended June 30, 2018.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $9.6 million and $9.1 million for the three months ended June 30, 2017 and 2018.

Interest expense, net. Interest expense, net was $18 thousand for the three months ended June 30, 2018, including $20 thousand of interest expense and $2 thousand of interest income. Interest expense in 2018 is primarily due to deferred financing costs incurred under the Credit Facility. See Note 3—Credit Facility to the condensed consolidated financial statements.

Income tax expense. Income tax expense increased from $5.8 million for the three months ended June 30, 2017 to $7.2 million for the three months ended June 30, 2018. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream  related to the IDRs, partially offset by the decrease in the U.S. corporate income tax rate from 35% to 21% beginning in 2018.

The difference between income tax expense and expected income tax expense for financial statement purposes computed by applying the federal statutory rate to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses, and the effect of state income taxes.

Net income (loss) and comprehensive income (loss). Net income (loss) and comprehensive income (loss) increased from a net loss of $3.3 million for the three months ended June 30, 2017 to net income of $14.4 million for the three months ended June 30, 2018. The increase was primarily due to an increase in equity in earnings of Antero Midstream in the second quarter of 2018, partially offset by the increase in income tax expense.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2018:

			Amount of
	Six Months Ended June 30,		Increase	Percentage
(in thousands)	2017	2018	(Decrease)	Change
Equity in earnings of Antero Midstream Partners LP	$26,881	61,598	34,717	129%
Total income	26,881	61,598	34,717	129%
General and administrative expense	5,307	3,328	(1,979)	(37)%
Equity-based compensation	17,954	17,745	(209)	(1)%
Total operating expenses	23,261	21,073	(2,188)	(9)%
Operating income	3,620	40,525	36,905	1,019%
Interest Expense	—	14	14	*
Income before income taxes	3,620	40,511	36,891	1,019%
Provision for income taxes	(10,180)	(13,319)	(3,139)	31%
Net income (loss) and comprehensive income (loss)	$(6,560)	27,192	33,752	*

*    Not meaningful or applicable.

Equity in earnings of Antero Midstream Partners LP. Equity in earnings of Antero Midstream increased from $26.9 million for the six months ended June 30, 2017 to $61.6 million for the six months ended June 30, 2018. Antero Midstream’s per-unit distribution increased from the six months ended June 30, 2017 to the six months ended June 30, 2018, resulting in an increase in distributions on the IDRs. IDR LLC receives a portion of Antero Midstream distributions based on a tiered approach, in which the percentage received of the total distribution increases at certain levels. The highest tier, which was met in both periods, in which cash distributions to Antero Midstream’s unitholders exceeds $0.255 per common unit in any quarter, entitles IDR LLC to 50% of such incremental distribution amounts.

General and administrative expenses. General and administrative expenses decreased from $5.3 million for the six months ended June 30, 2017 to $3.3 million for the six months ended June 30, 2018. The decrease was primarily due to costs incurred in the first half of 2017 related to our IPO, partially offset by $2.3 million of costs related to the special committee’s formation and ongoing evaluation of potential transactions, which are included in General and administrative expense for the six months ended June 30, 2018.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $18.0 million and $17.7 million for the six months ended June 30, 2017 and 2018.

Interest expense, net. Interest expense, net was $14 thousand for the six months ended June 30, 2018, including $20 thousand of interest expense and $6 thousand of interest income.  Interest expense in 2018 is primarily due to deferred financing costs incurred under the Credit Facility. See Note 3—Credit Facility to the condensed consolidated financial statements.

Income tax expense. Income tax expense increased from $10.2 million for the six months ended June 30, 2017 to $13.3 million for the six months ended June 30, 2018. The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream  related to the IDRs, partially offset by the decrease in the U.S. corporate income tax rate from 35% to 21% beginning in 2018.

The difference between income tax expense and expected income tax expense for financial statement purposes computed by applying the federal statutory rate to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses, and the effect of state income taxes.

Net income (loss) and comprehensive income (loss). Net income (loss) and comprehensive income (loss) increased from a net loss of $6.6 million for the six months ended June 30, 2017 to net income of $27.2 million for the six months ended June 30, 2018. The increase was primarily due to an increase in equity in earnings of Antero Midstream in the first half of 2018, partially offset by the increase in income tax expense.

Capital Resources and Liquidity

Sources and Uses of Cash

As a result of our interest in IDR LLC, we will receive at least 94% of the cash distributions paid by Antero Midstream on its IDRs. Our interest in the IDR distributions is our only cash-generating asset. We expect that income attributable to the IDR distributions from Antero Midstream and borrowings under the Credit Facility will be adequate to meet our working capital requirements and expected quarterly cash distributions for at least the next twelve months. At June 30, 2018, we had a working capital deficit due to our income taxes payable, which is based on equity in earnings from unconsolidated affiliates for the period ended June 30, 2018. The cash distribution attributable to our equity in earnings for the three months ended June 30, 2018 will be received in the third quarter of 2018 when Antero Midstream declares and pays the cash distribution for the second quarter, and will be received prior to the due date of our tax payment. Antero Midstream declared a cash distribution that included an IDR distribution of $33.1 million payable to IDR LLC on August 17, 2018 to unitholders of record as of August 2, 2018.

The following table and discussion present a summary of our combined net cash provided by (used in) operating activities and financing activities for the periods indicated:

	Six Months Ended June 30,		Increase
(in thousands)	2017	2018	(Decrease)
Net cash provided by operating activities	$1,782	34,598	32,816
Cash flows from investing activities	—	—	—
Net cash used in financing activities	—	(35,285)	(35,285)
Net increase (decrease) in cash	$1,782	(687)	(2,469)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $1.8 million and $34.6 million for the six months ended June 30, 2017 and 2018, respectively. The increase in cash flow from operations for the six months ended June 30, 2018 compared to the six months ended June 30, 2017 was primarily due to an increase in distributions received from Antero Midstream from $19.1 million in the six months ended June 30, 2017 to $52.2 million in the six months ended June 30, 2018. This increase was partially offset by an increase in income taxes paid and other working capital items.

Cash Flows Used in Investing Activities

We did not have any investing cash flow activities during the six months ended June 30, 2017 or 2018.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the six months ended June 30, 2018 consisted of $34.1 million in quarterly cash distributions to our shareholders, $1.2 million in cash distributions to the Series B Unitholders and $15 thousand in deferred financing costs. We did not have any financing cash flow activities during the six months ended June 30, 2017.

Credit Facility

On May 9, 2018, we entered into the Credit Facility with the Lender, which provides for a line of credit of up to $12 million. The maturity date of the Credit Facility is May 6, 2019.

The Credit Facility is guaranteed by IDR LLC and secured by a pledge of the Series A capital interests in IDR LLC and the membership interests in AMP GP.

Interest is payable on borrowings at a variable rate based on the base rate plus a margin rate of interest equal to 1.00% per annum. The base rate is the highest of (i) the Federal Funds Rate plus ½ of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Lender as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%.

The Credit Facility contains customary events of default and various affirmative and negative covenants, including a requirement to completely repay amounts outstanding under the line of credit at least once each fiscal quarter.  We were in compliance with all of the financial covenants under the Credit Facility as of June 30, 2018.

At June 30, 2018, we had no borrowings under the Credit Facility.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our condensed consolidated financial statements. We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2017 Form 10-K.  We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.  Also, see Note 2 of the notes to our audited consolidated financial statements, included in our 2017 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Antero Midstream, please read Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

3.5

Amendment No. 1 dated February 23, 2016 to the Agreement of Limited Partnership of Antero Midstream Partners LP (incorporated by reference to Exhibit 3.4 to Antero Midstream Partners LP's Annual Report on Form 10-K filed February 24, 2016).

3.6

Amendment No. 2 to Agreement of Limited Partnership of Antero Midstream Partners LP, dated as of December 20, 2017 (incorporated by reference to Exhibit 3.1 to Antero Midstream Partners LP’s Current Report on Form 8-K filed on December 26, 2017).

3.7

Limited Liability Company Agreement of Antero IDR Holdings LLC dated December 31, 2016 (incorporated by reference to Exhibit 3.9 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 7, 2017).

3.8

Amendment No. 1 to the Limited Liability Company Agreement of Antero IDR Holdings LLC, dated as of May 9, 2018 (incorporated by reference to Current Report on Form 8-K (Commission File No 001-38075) filed on May 14, 2018.

10.1		Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on April 17, 2018).
10.2	*	Credit Agreement between Antero Midstream GP LP and Wells Fargo Bank, National Association, dated as of May 9, 2018.
31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Antero Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.
101	*

The following financial information from this Form 10‑Q of ANTERO MIDSTREAM GP LP for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM GP LP

By:	AMGP GP LLC, its general partner

By:	/s/ Michael Kennedy
Michael Kennedy
Chief Financial Officer

Date:	August 1, 2018