Form 10-Q
period 2018-09-30
Antero Midstream GP LP
filed 2018-10-31
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes   ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 186,219,438 common shares representing limited partner interests outstanding as of October 26, 2018.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements.  Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.  They can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed and actual results may vary materially.  When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  We own the general partner of Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and all of the capital interests in the owner of Antero Midstream’s IDRs.  Antero Midstream is a master limited partnership 52.9% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to primarily service Antero Resources’ production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio.  Because the IDRs are our sole source of income, all potential risks and uncertainties that affect the results of operations, financial condition, or forecasts of future events of both Antero Midstream and Antero Resources will also affect us and our ability to pay distributions to our common shareholders.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our expected receipt of, and the amounts of, distributions from Antero Midstream and IDR LLC in respect of the IDRs;
•	Antero Resources’ expected production and ability to execute its drilling and development plan;
•	our and Antero Midstream’s business strategies;
•

the possibility that the proposed simplification and related transactions described elsewhere in this Quarterly Report on Form 10-Q (the “Transactions”) are not consummated in a timely manner or at all;

•	the diversion of management in connection with the Transactions and the ability of the resulting entity of the Transactions to realize the anticipated benefits of the Transactions;
•

the impact of increased levels and costs of indebtedness used to fund the Transactions or the cash portion of the consideration being paid in connection therewith, and increased cost of existing indebtedness due to the actions taken to consummate the Transactions;

•

Antero Midstream’s ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;

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

 PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM GP LP

Condensed Consolidated Balance Sheets

December 31, 2017 and September 30, 2018

(Unaudited)

(In thousands, except number of shares and units)

	December 31,	September 30,
	2017	2018
Assets
Current assets:
Cash	$5,987	4,246
Prepaid expenses	—	56
Deferred financing costs	—	140
Total current assets	5,987	4,442
Investment in Antero Midstream Partners LP	23,772	37,816
Total assets	$29,759	42,258

Liabilities and Partners' Capital
Current liabilities:
Accounts payable and accrued liabilities	293	939
Income taxes payable	13,858	13,223
Total current liabilities	14,151	14,162
Non-current liability:
Liability for equity-based compensation	—	2,970
Total liabilities	14,151	17,132
Partners' capital:
Common shareholders - public (186,181,975 shares and 186,209,369 shares issued and outstanding at December 31, 2017 and September 30, 2018, respectively)	(19,866)	(10,163)
IDR LLC Series B units (32,875 units vested at December 31, 2017 and September 30, 2018)	35,474	35,289
Total partners' capital	15,608	25,126
Total liabilities and partners' capital	$29,759	42,258

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2017 and 2018

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2017	2018
Equity in earnings of Antero Midstream Partners LP	$19,067	37,816
Total income	19,067	37,816
General and administrative expense	615	2,229
Equity-based compensation	8,317	8,574
Total operating expenses	8,932	10,803
Operating income	10,135	27,013
Interest expense, net	—	(68)
Income before income taxes	10,135	26,945
Provision for income taxes	(7,157)	(8,917)
Net income and comprehensive income	2,978	18,028
Net income attributable to vested Series B units	—	(598)
Net income attributable to common shareholders	$2,978	17,430

Net income per common share–basic and diluted	$0.02	0.09

Weighted average number of common shares outstanding–basic	186,173	186,208
Weighted average number of common shares outstanding–diluted	191,175	186,208

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

Condensed Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2017 and 2018

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2017	2018
Equity in earnings of Antero Midstream Partners LP	$45,948	99,414
Total income	45,948	99,414
General and administrative expense	5,922	5,557
Equity-based compensation	26,271	26,319
Total operating expenses	32,193	31,876
Operating income	13,755	67,538
Interest expense, net	—	(82)
Income before income taxes	13,755	67,456
Provision for income taxes	(17,337)	(22,236)
Net income (loss) and comprehensive income (loss)	(3,582)	45,220
Net income attributable to vested Series B units	—	(1,517)
Pre-IPO net income attributed to parent	4,939	—
Net income attributable to common shareholders	$1,357	43,703

Net income per common share–basic and diluted	$0.01	0.23

Weighted average number of common shares outstanding–basic	186,172	186,199
Weighted average number of common shares outstanding–diluted	191,191	186,199

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

Condensed Consolidated Statement of Partners’ Capital

Nine Months Ended September 30, 2017

(Unaudited)

(In thousands)

	Common Shares Representing Limited Partner Interests	Antero Resources Midstream Management LLC Members' Equity	Partners' Capital
Balance at December 31, 2016	$—	10,269	10,269
Net (loss) and comprehensive (loss)	—	(3,299)	(3,299)
Equity-based compensation	—	7,678	7,678
Balance at March 31, 2017	—	14,648	14,648
Pre-IPO net (loss) and comprehensive (loss)	—	(1,640)	(1,640)
Pre-IPO equity-based compensation	—	2,559	2,559
Conversion of Antero Resources Midstream Management LLC to a limited partnership	15,567	(15,567)	—
Post-IPO net (loss) and comprehensive (loss)	(1,621)	—	(1,621)
Post-IPO equity-based compensation	4,994	—	4,994
Balance at June 30, 2017	18,940	—	18,940
Post-IPO net income and comprehensive income	2,978	—	2,978
Post-IPO equity-based compensation	7,696	—	7,696
Distributions to Antero Resources Investment LLC	(15,908)	—	(15,908)
Distributions to shareholders	(5,026)	—	(5,026)
Balance at September 30, 2017	$8,680	—	8,680

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

Condensed Consolidated Statement of Partners’ Capital

Nine Months Ended September 30, 2018

(Unaudited)

(In thousands)

	Common Shares Representing Limited Partner Interests	Series B Unitholders	Partners' Capital
Balance at December 31, 2017	$(19,866)	35,474	15,608
Net income and comprehensive income	12,392	413	12,805
Equity-based compensation	7,777	—	7,777
Distributions	(13,964)	(783)	(14,747)
Balance at March 31, 2018	(13,661)	35,104	21,443
Net income and comprehensive income	13,881	506	14,387
Equity-based compensation	7,777	—	7,777
Distributions	(20,109)	(414)	(20,523)
Balance at June 30, 2018	(12,112)	35,196	23,084
Net income and comprehensive income	17,430	598	18,028
Equity-based compensation	7,795	—	7,795
Distributions	(23,276)	(505)	(23,781)
Balance at September 30, 2018	$(10,163)	35,289	25,126

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2017 and 2018

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2017	2018
Cash flows provided by (used in) operating activities:
Net income (loss)	$(3,582)	45,220
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in earnings of Antero Midstream Partners LP	(45,948)	(99,414)
Distributions received from Antero Midstream Partners LP	34,424	85,371
Amortization of deferred financing costs	—	90
Equity-based compensation	26,271	26,319
Changes in current assets and liabilities:
Prepaid expenses	(49)	(56)
Accounts payable and accrued liabilities	185	646
Income taxes payable	2,226	(636)
Net cash provided by operating activities	13,527	57,540
Cash flows from investing activities	—	—
Cash flows used in financing activities
Distributions to Antero Resources Investment LLC	(15,691)	—
Distributions to shareholders	(5,026)	(57,349)
Distributions to Series B unitholders	—	(1,702)
Payments of deferred financing costs	—	(230)
Net cash used in financing activities	(20,717)	(59,281)
Net (decrease) in cash	(7,190)	(1,741)
Cash, beginning of period	9,609	5,987
Cash, end of period	$2,419	4,246

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM GP LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(1)  Business and Organization

(a) Overview

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream, a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM).  On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”).  Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, AMGP.  We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests in IDR LLC, which owns the IDRs of Antero Midstream.  IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions (see Note 4 – Long-Term Incentive Plans).  We are taxed as a corporation for U.S. federal income tax purposes and we refer to our outstanding limited partner interests as common shares.

Our only income results from distributions made on the IDRs of Antero Midstream.  The Antero Midstream IDRs entitle holders to receive cash distributions from Antero Midstream when distributions exceed certain target amounts (see Note 5 – Distributions from Antero Midstream).

We are managed by our general partner, AMGP GP LLC (“AMGP GP”), which establishes the quarterly cash distribution payable to shareholders.  AMGP GP has a board of directors appointed by the entities and individuals that collectively own 100% of the membership interest in our general partner.  Following the completion of our IPO, certain of our directors and executive officers own AMGP common shares as well as Series B Units in IDR LLC.  In addition, certain of our directors and executive officers own a portion of Antero Resources’ (NYSE: AR) common stock and Antero Midstream’s common units.  We have an agreement with Antero Resources, under which Antero Resources provides certain general and administrative services to us for a fee of $0.5 million per year, subject to annual inflation adjustments.

Antero Midstream was formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ oil and gas producing assets.  Both Antero Midstream and Antero Resources’ assets are located in the Marcellus Shale and Utica Shale located in West Virginia and Ohio.  Antero Midstream’s assets consist of gathering pipelines, compressor stations, and water handling and treatment systems, which provide midstream services to Antero Resources under long-term, fixed fee contracts.  Antero Midstream also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P.  Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream.  As a result, these unaudited condensed consolidated financial statements should be read in conjunction with Antero Midstream’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2017, as well as Antero Midstream’s unaudited condensed consolidated financial statements presented in its Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

(b) Simplification Agreement

On October 9, 2018, AMGP, Antero Midstream and certain of their affiliates entered into a Simplification Agreement (as may be amended from time to time, the “Simplification Agreement”), pursuant to which, among other things, (1) AMGP will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation (which is referred to as “New AM” and the conversion, the “Conversion”); (2) an indirect, wholly owned subsidiary of New AM will be merged with and into Antero Midstream, with Antero Midstream surviving the merger as an indirect, wholly owned subsidiary of New AM (the “Merger”) and (3) all the issued and outstanding Series B Units will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s common stock (the “Series B Exchange”).  The shares of New AM Common Stock to be received will be subject to the same vesting conditions to which the Series B Units are currently subject, with one-third fully vested, one-third scheduled to vest at December 31, 2018 and one-third scheduled to vest at December 31, 2019.  With respect to the Series B Units and shares of New AM Common Stock scheduled to vest on December 31, 2019, the holders of Series B Units have agreed to forego any distributions from IDR Holdingas and any dividends from New AM that are paid with respect to such units or

ANTERO MIDSTREAM GP LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

shares, as applicable, during the twelve months ended December 31, 2019.  The Conversion, the Merger, the Series B Exchange and the other transactions contemplated by the Simplification Agreement are collectively referred to as the “Transactions”.  As a result of the Transactions, Antero Midstream will be a wholly owned subsidiary of New AM and former shareholders of AMGP and unitholders of the Partnership will each own New AM’s common stock.

At the effective time of the Merger, in exchange for each of Antero Midstream’s common units held by Antero Midstream’s unitholders other than Antero Resources (the “AM Public Unitholders”), (1) each AM Public Unitholder will be entitled to receive, at its election and subject to proration, one of (i) $3.415 in cash without interest and 1.6350 shares of New AM’s common stock for each of Antero Midstream’s common units held (the “Public Mixed Consideration”); (ii) 1.6350 shares of New AM’s common stock plus an additional number of shares of New AM’s common stock equal to the quotient of (A) $3.415 and (B) the average of the 20-day volume-weighted average trading price per AMGP common share prior to the final election day for AM Public Unitholders (the “AMGP VWAP”), for each of Antero Midstream’s common units held (the “Public Stock Consideration”); or (iii) $3.415 in cash plus an additional amount of cash equal to the product of (A) 1.6350 and (B) the AMGP VWAP for each of Antero Midstream’s common units held (the “Public Cash Consideration”); and (2) in exchange for each of Antero Midstream’s common units held, Antero Resources will be entitled to receive, subject to certain adjustments (as described below), $3.00 in cash without interest and 1.6023 shares of New AM’s common stock (the “AR Mixed Consideration”).

The aggregate cash to be paid as consideration for the Merger will be fixed at an amount equal to the aggregate amount of cash that would be paid if all AM Public Unitholders received the Public Mixed Consideration and Antero Resources received the AR Mixed Consideration, which is approximately $598 million (the “Available Cash”).  However, if Available Cash exceeds the cash consideration elected to be received by the AM Public Unitholders (the amount of such excess, “Excess Available Cash”), Antero Resources may elect to increase the total amount of cash it receives as a part of the AR Mixed Consideration up to an amount equal to the Excess Available Cash.  To the extent Antero Resources elects to receive additional cash, the number of shares it receives will be reduced accordingly based on the AMGP VWAP. In addition, the Merger Consideration each AM Public Unitholder will receive may be prorated in the event that more cash or equity is elected to be received than what would otherwise have been paid if all AM Public Unitholders received the Public Mixed Consideration and Antero Resources received the AR Mixed Consideration.

The closing of the Transactions is expected in the first quarter of 2019, subject to the satisfaction or waiver of customary closing conditions, including the approval of the Simplification Agreement, the Merger and the other Transactions contemplated thereby, as applicable, by Antero Midstream’s common unitholders and AMGP’s shareholders.  AMGP and the Partnership expect to fund the cash portion of the merger consideration with borrowings under Antero Midstream’s revolving credit facility.

Also on October 9, 2018, in connection with the entry into the Simplification Agreement, (1) Antero Midstream entered into a voting agreement with AMGP’s shareholders owning a majority of the outstanding AMGP common shares, pursuant to which, among other things, such shareholders agreed to vote in favor of the Transactions, (2) AMGP entered into a voting agreement with Antero Resources, pursuant to which, among other things, Antero Resources agreed to vote in favor of the Transactions and (3) AMGP, Antero Resources, certain funds affiliated with Warburg Pincus LLC and Yorktown Partners LLC (together, the “Sponsor Holders”), Paul M. Rady and Glen C. Warren, Jr. (Messrs. Rady and Warren together, the “Management Holders”) entered into a Stockholders’ Agreement, pursuant to which, among other things, Antero Resources, the Sponsor Holders and the Management Holders will have the ability to designate members of the New AM board of directors under certain circumstances, effective as the closing of the Transactions.

ANTERO MIDSTREAM GP LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(2)  Summary of Significant Accounting Policies

(a)   Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial information.  The accompanying unaudited condensed consolidated financial statements of AMGP have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to fairly present AMGP’s financial position as of December 31, 2017 and September 30, 2018, and its results of operations for the three and nine months ended September 30, 2017 and 2018 and its cash flows for nine months ended September 30, 2017 and 2018.  AMGP has no items of other comprehensive income (loss); therefore, its net income (loss) is identical to its comprehensive income (loss).  Operating results for the period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year.

As of the date these unaudited condensed consolidated financial statements were filed with the SEC, the Partnership completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified other than as disclosed in Note 9 – Subsequent Events.

(b)   Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of AMGP, AMP GP (its wholly-owned subsidiary), and IDR LLC.

(c)   Investment in Antero Midstream

AMGP has determined that Antero Midstream is a variable interest entity (“VIE”) for which we are not the primary beneficiary and therefore, do not consolidate.  We have concluded that Antero Resources is the primary beneficiary of Antero Midstream and Antero Resources should consolidate Antero Midstream’s financial results.  Antero Resources is the primary beneficiary based on its power to direct the activities that most significantly impact Antero Midstream’s economic performance and its obligations to absorb losses or receive benefits of Antero Midstream that could be significant to Antero Midstream.  Antero Resources owns approximately 52.9% of the outstanding limited partner interests in Antero Midstream and its officers and management group also act as management of Antero Midstream.  Antero Midstream was formed to own, operate, and develop midstream energy assets to service Antero Resources’ production under long term contracts as described herein.  We do not own any limited partnership interests in Antero Midstream and have no capital interests in Antero Midstream.  We have not provided and do not anticipate providing financial support to Antero Midstream.

Antero Resources and Antero Midstream have contracts with 20-year initial terms and automatic renewal provisions, whereby Antero Resources has dedicated the rights for gathering and compression, and water handling and treatment services to Antero Midstream on a fixed-fee basis.  Such dedications cover a substantial portion of Antero Resources’ current acreage and future acquired acreage, in each case, except for acreage that was already dedicated to other parties prior to entering into the service contracts or that was acquired subject to a pre-existing dedication.  The contracts call for Antero Resources to present, in advance, drilling and completion plans in order for Antero Midstream to put in place gathering and compression, water handling, and gas processing assets to service Antero Resources’ assets.  The drilling and completion capital investment decisions made by Antero Resources control the development and operation of all of Antero Midstream’s assets.  Antero Resources therefore controls the activities that most significantly impact Antero Midstream’s economic performance.  Because of these contractual obligations and the capital requirements related to these obligations, Antero Midstream has devoted and, for the foreseeable future, will devote substantially all of its resources to servicing Antero Resources’ operations.  Additionally, revenues from Antero Resources will provide substantially all of Antero Midstream’s financial support and therefore, its ability to finance its operations.  Because of the long term contractual

ANTERO MIDSTREAM GP LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

commitment to support Antero Resources’ substantial growth plans, Antero Midstream will be practically and physically constrained from providing any substantive amount of services to other parties.

AMGP’s ownership of the non-economic general partner interest in Antero Midstream provides it with significant influence over Antero Midstream, but not control over the decisions that most significantly impact the economic performance of Antero Midstream.  AMGP’s indirect ownership of the IDRs of Antero Midstream entitles it to receive cash distributions from Antero Midstream when distributions exceed certain target amounts.  Our ownership of these interests does not require us to provide financial support to Antero Midstream.  We obtained these interests upon its formation for no consideration.  Therefore, they have no cost basis and are classified as long term investments.  Our share of Antero Midstream’s earnings as a result of our ownership of the IDRs is accounted for using the equity method of accounting.  AMGP recognizes distributions earned from Antero Midstream as “Equity in earnings of Antero Midstream Partners LP” on its statement of operations in the period in which they are earned and are allocated to its capital account.  Our long term interest in the IDRs on the balance sheet is recorded in “Investment in Antero Midstream Partners LP.”  The ownership of the general partner interests and IDRs do not provide AMGP with any claim to the assets of Antero Midstream other than the balance in its Antero Midstream capital account.  Income related to the IDRs is recognized as earned and increases AMGP’s capital account and equity investment.  When these distributions are paid to us, they reduce our capital account and our equity investment in Antero Midstream.  See Note 5—Distributions from Antero Midstream.

(d)   Use of Estimates

The preparation of the unaudited condensed consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect income, expenses, assets, and liabilities.  Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

(e)   Income Taxes

AMGP regularly reviews its tax positions in each significant taxing jurisdiction during the process of evaluating our tax provision.  AMGP makes adjustments to its tax provision when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; and/or (ii) a tax position is effectively settled with a tax authority at a differing amount.

Equity-based compensation expense related to the Series B Units and certain IPO costs that are not deductible for federal income tax purposes.  These non-deductible expenses and costs, along with the effect of state taxes, account for the difference between the federal tax rate of 35% and 21% for the three and nine months ended September 30, 2017 and 2018, respectively, and the effective rate of income tax expense for financial reporting purposes.

(f)   General and Administrative Expenses

General and administrative costs incurred pre-IPO in 2017 primarily relate to legal and other costs incurred in connection with our IPO.  Post-IPO general and administrative expense consists primarily of management fees paid to Antero Resources, and other legal and administrative expenses.  Additionally, in connection with the formation of a conflicts committee of the board of directors of the Partnership’s general partner to consider potential transactions involving us in connection with Antero Resources’ and Antero Midstream’s efforts to explore, review, and evaluate potential measures related to its valuation, the conflicts committee retained an investment advisor and attorneys.  The agreement with the investment advisor calls for a $2 million retainer fee, which has been expensed.  Attorneys’ fees related to this matter are charged to expense as incurred.

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

ANTERO MIDSTREAM GP LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

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

Based on AMGP’s market capitalization as of September 30, 2018, 4,091,741 AMGP shares would be issuable upon conversion of all outstanding Series B Units.  The effect of these awards is anti-dilutive for the three and nine months ended September 30, 2018, and thus, our diluted net income per common share for the three and nine months ended September 30, 2018 is equal to its basic net income per common share.

(i) Recently Adopted Accounting Standard

On June 20, 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for employee and nonemployee share-based payments.  The new standard becomes effective for AMGP on January 1, 2019.  Early adoption of the standard is permitted.  The standard requires a cumulative-effect adjustment to partners’ capital at the beginning of the fiscal year of adoption.  AMGP has elected to adopt the standard as of October 1, 2018.  No cumulative-effect adjustment to partners’ capital will be required as the awards were remeasured to fair value as of September 30, 2018.  As a result of adopting this standard, AMGP will reclassify its $3 million liability for equity-based compensation to partners’ capital as of September 30, 2018 in the fourth quarter of 2018.  See Note 4 – Long-Term Incentive Plans.

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

At September 30, 2018, AMGP had no borrowings under the Credit Facility.

(4)  Long-Term Incentive Plans

As of September 30, 2018, IDR LLC had 98,600 Series B Units authorized and outstanding that entitle the holders to receive up to 6% of the amount of the distributions that Antero Midstream makes on its IDRs in excess of $7.5 million per quarter, subject to

ANTERO MIDSTREAM GP LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

certain vesting conditions.  Series B Units issued to common law employees of AMGP, including officers of AMGP and Antero Resources employees who provide services directly to AMGP, are classified as equity awards.  Series B Units issued to Antero Resources employees who are not common law employees of AMGP are classified as liability awards.  IDR LLC has granted 92,000 Series B Units that are equity classified awards and 8,000 Series B Units that are liability classified awards.  As of September 30, 2018, 500 Series B Units that were equity classified awards have been forfeited, and 900 Series B Units that were liability classified awards have been forfeited.  The Series B Units vest ratably over a three year period.  As of September 30, 2018, 32,875 Series B Units have vested.  The holders of vested Series B Units have the right to exchange the units for common shares with a value equal to their pro rata share of up to 6% of our equity value in excess of $2.0 billion.  In no event will the aggregate number of newly issued common shares exceed 6% of the total number of our issued and outstanding common shares.

For equity classified awards, AMGP recognizes expense for the grant date fair value of the awards over the vesting period of the awards.  Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period.  The grant date fair value of the Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including a floor equity value of $2.0 billion, expected volatility of 43% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.45%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%.  Based on these assumptions, the estimated value of each Series B Unit was $999 when they were issued.  The fair value measurement is based on significant inputs not observable in the market and thus, represents a Level 3 measurement within the fair value hierarchy.  Any significant increases or decreases in management estimates and assumptions may result in a significantly higher or lower fair value measurement.  The actual amount that may ultimately be realized by the holders of the Series B Unit awards in the future could be significantly higher or lower depending on AMGP’s market capitalization at the relevant time during the ten-year term when the Series B Units may be exchanged for our common shares, considering both share price and total number of shares outstanding at that time.  For a discussion of the Series B Exchange in the event that the Transactions are consummated, see Note 1 – Business and Organization.

For liability classified awards, AMGP recognized expense for the fair value of the awards over the vesting period of the awards.  Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period.  AGMP updates its assumptions each reporting period based on new developments and adjusts such amounts to fair value based on revised assumptions, if applicable, over the vesting period.  At September 30, 2018, the fair value of the liability classified Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including an equity value of $3.3 billion, expected volatility of 38% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 3.00%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%.  Based on these assumptions, the estimated value of each Series B Unit at September 30, 2018 was $1,673.  The fair value measurement is based on significant inputs not observable in the market and thus, represents a Level 3 measurement within the fair value hierarchy.

AMGP recognized expense of $8.4 million, of which $7.6 million was for equity classified awards and $0.8 million was for liability classified awards, during the three months ended September 30, 2018.  AMGP recognized expense of $8.2 million, of which $7.6 million was for equity classified awards and $0.6 million was for liability classified awards, during the three months ended September 30, 2017.

AMGP recognized expense of $25.8 million, of which $22.8 million was for equity classified awards and $3.0 million was for liability classified awards, during the nine months ended September 30, 2018.  AMGP recognized expense of $26.2 million, of which $22.9 million was for equity classified awards and $3.3 million was for liability classified awards, during the nine months ended September 30, 2017.  As of September 30, 2018, there was $43.0 million of unamortized compensation expense related to nonvested Series B Units that is expected to be recognized over the next 1.25 years.

On April 17, 2017, AMGP adopted the Antero Midstream GP LP Long-Term Incentive Plan (“2017 LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees and consultants of Antero Resources are eligible to receive awards representing equity interests in AMGP.  An aggregate of 930,851 common shares may be delivered pursuant to awards under the 2017 LTIP, subject to customary adjustments.  As of September 30, 2018, 39,156 common shares have been granted.  We recognized $0.1 million and $0.2 million in expense related to these grants in the three months ended September 30, 2017 and 2018, respectively.  We recognized $0.1 million and $0.5 million in expense related to these grants in the nine months ended

ANTERO MIDSTREAM GP LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

September 30, 2017 and 2018, respectively.  As of September 30, 2018, 891,695 common shares remain available for grant under the 2017 LTIP.

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

If cash distributions to Antero Midstream’s unitholders exceed $0.1955 per common unit in any quarter, IDR LLC, as the holder of Antero Midstream’s IDRs, will receive distributions according to the following percentage allocations:

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Target Amount	Antero Midstream Common Unitholders	Holder of IDRs
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

Distributions per common unit and distributions related to the IDRs were as follows for the periods indicated:

Quarter and Year	Distribution Date	Antero Midstream Distribution Amount per Common Unit	Income Attributable to IDRs ($ thousands)
Q1 2017	May 10, 2017	$0.3000	$11,553
Q2 2017	August 16, 2017	$0.3200	$15,328
Q3 2017	November 16, 2017	$0.3400	$19,067
Q4 2017	February 13, 2018	$0.3650	$23,772
Q1 2018	May 18, 2018	$0.3900	$28,460
Q2 2018	August 17, 2018	$0.4150	$33,138

The board of directors of Antero Midstream’s general partner has declared a cash distribution of $0.44 per unit for the quarter ended September 30, 2018.  The distribution will be payable on November 16, 2018 to unitholders of record as of November 2, 2018.  The distribution attributable to the IDRs for the quarter ended September 30, 2018 is $37.8 million.

Distributions attributable to the IDRs which relate to periods prior to May 9, 2017, the closing of our IPO, were distributed to Antero Investment prior to its liquidation.

ANTERO MIDSTREAM GP LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

(6)  Cash Distributions to Shareholders

The following table details the amount of quarterly distributions AMGP paid with respect to the quarter indicated (in thousands, except per share data):

			Distributions
Quarter and Year	Record Date	Distribution Date	Common shareholders	Antero Resources Investment	Total	Distributions per common share
*	May 9, 2017	September 13, 2017	$—	15,908	15,908	*
Q2 2017	August 3, 2017	August 23, 2017	5,026	—	5,026	$0.0270
Q3 2017	November 1, 2017	November 23, 2017	10,985	—	10,985	$0.0590
	Total 2017		$16,011	15,908	31,919

Q4 2017	February 1, 2018	February 20, 2018	$13,964	—	13,964	$0.0750
Q1 2018	May 3, 2018	May 23, 2018	20,109	—	20,109	$0.1080
Q2 2018	August 2, 2018	August 22, 2018	23,276	—	23,276	$0.1250
	Total 2018		$57,349	—	57,349

* Income relating to periods prior to May 9, 2017, the closing of our IPO, was distributed to Antero Investment prior to its liquidation.

(7)  Related Party Transactions

Certain of AMGP’s shareholders, including members of its executive management group, own a significant interest in AMGP and, either through their representatives or directly, serve as members of the Board of Directors of Antero Resources and the Boards of Directors of the general partners of Antero Midstream and AMGP.  These same groups or individuals own common stock in Antero Resources and limited partner interests in Antero Midstream.  AMGP’s executive management group also manages the operations and business affairs of Antero Resources and Antero Midstream.  For a discussion of the Series B Exchange in the event that the Transactions are consummated, see Note 1 - Business and Organization.

Accrued liabilities and accounts payable at December 31, 2017 and September 30, 2018  includes less than $0.1 million and $0.1 million, respectively, payable to Antero Resources for general and administrative expenses.

(8)  Summarized Financial Information for Antero Midstream

Summarized financial information for Antero Midstream, our investee accounted for using the equity method of accounting, is included in this note.  The following tables present summarized income statement and balance sheet information for Antero Midstream (in thousands).

Summarized Antero Midstream Income Statement Information

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenues	$193,629	266,205	562,165	746,771
Operating expenses	110,458	140,159	304,730	394,355
Operating income	$83,171	126,046	257,435	352,416
Net income and comprehensive income	80,893	119,764	243,160	337,335
Net income attributable to incentive distribution rights	(19,067)	(37,816)	(45,948)	(99,414)
Limited partners' interest in net income	$61,826	81,948	197,212	237,921

ANTERO MIDSTREAM GP LP

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2017 and September 30, 2018

Summarized Antero Midstream Balance Sheet Information

	December 31, 2017	September 30, 2018
Current assets	$120,385	133,965
Non-current assets	2,921,824	3,280,863
Current liabilities	121,316	107,887
Non-current liabilities	1,404,424	1,742,379
Partners' capital	$1,516,469	1,564,562

(9)  Subsequent Events

On October 9, 2018, AMGP, Antero Midstream and certain of their affiliates entered into a Simplification Agreement. See Note 1 – Business and Organization.

On October 16, 2018, the board of directors of our general partner declared a cash distribution of $0.144 per share for the quarter ended September 30, 2018.  The distribution will be payable on November 21, 2018 to shareholders of record as of November 2, 2018.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements, and related notes, included elsewhere in this report.  The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements.  This discussion contains forward looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management.  Actual results could differ materially from such forward looking statements as a result of various risk factors, including those that may not be in the control of management.  For further information on items that could impact our future operating performance or financial condition, please see “Item 1A.  Risk Factors” and the section entitled “Cautionary Statement Regarding Forward Looking Statements.”  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.    For more information please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 13, 2018, and Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended Balance at September 30, 2018.

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

Our revenues are generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC.  Because our success is dependent upon the operations and management of Antero Midstream and its resulting performance, Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

Developments and Highlights

Simplification Agreement

On February 26, 2018, we announced that the board of directors of our general partner formed a conflicts committee composed solely of independent directors in conjunction with the formation of conflicts committees at Antero Midstream and a special committee at Antero Resources. In connection with the conflict committee’s ongoing efforts to explore, review and evaluate potential transactions involving AMGP, on October 9, 2018, we announced that we had entered into the Simplification Agreement, pursuant to which, among other things, we will be converted from a limited partnership to a corporation, which we refer to as “New AM,” and New AM will acquire all of the outstanding common units of Antero Midstream. Each issued and outstanding common share of AMGP will be converted into an equivalent number of shares of New AM’s common stock at the effective time of the Conversion.  Based on the number of outstanding AM Common Units and AMGP Common Shares and their respective closing sales prices as of October 8, 2018 (the last trading day before the day the Simplification Agreement was announced), the approximately 17.35 million shares of New AM Common Stock expected to be transferred in the Series B Exchange represent approximately 4.4% of the pro forma market capitalization of New AM in excess of $2 billion (representing approximately 3.4% of the total pro forma market capitalization of New AM).

At the effective time of the Merger, one of our indirect, wholly-owned subsidiaries will merge with and into Antero Midstream with Antero Midstream surviving as an indirect, wholly-owned subsidiary of New AM. Each outstanding common unit of Antero Midstream held by AM Public Unitholders, will be converted into the right to receive, at such AM Unitholder’s election and subject to proration as set forth in the Simplification Agreement, one of: (i) the Public Mixed Consideration, (ii) the Public Stock Consideration, or (iii) the Public Cash Consideration. At the effective time of the Merger, Antero Resources will be entitled to receive the AR Mixed Consideration for each of Antero Midstream’s common units held by Antero Resources, subject to adjustment as described in the Simplification Agreement.

For additional information on the Simplification Agreement and the Transactions, see Note 1— Business and Organization to condensed consolidated financial statements included in this Quarterly Report.

Cash Distributions

We distribute cash available for distribution to our shareholders.  Cash available for distribution is the cash distribution received from Antero Midstream reduced by reserves for estimated federal and state income taxes, general and administrative expenses, and reserves for other purposes deemed necessary by the board of directors of our general partner.  Cash available for distribution for the three months ended September 30, 2018 was as follows (in thousands):

Three Months Ended September 30, 2018
Cash distributions from Antero Midstream Partners LP	$37,816
Cash reserved for distributions to unvested Series B units of IDR LLC	(1,195)
Cash distribution to vested Series B units of IDR LLC	(598)
Cash distributions to Antero Midstream GP LP	36,023
General and administrative expenses	(2,229)
Interest expense, net	(68)
Conflicts Committee legal and advisory fees included in G&A expense(1)	1,826
Provision and reserve for income taxes	(8,906)
Cash available for distribution	$26,646

(1) General and administrative expenses related to the formation and ongoing evaluations of the conflicts committee.  See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements.

The board of directors of our general partner has declared a cash distribution of $0.144 per share for the quarter ended September 30, 2018.  The distribution will be payable on November 21, 2018 to shareholders of record as of November 2, 2018.

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

In addition, our results of operations prior to the completion of our initial public offering (the “IPO”) do not reflect the incremental expenses we are now incurring as a result of being a publicly traded company, and such results include the non-recurring costs we incurred in connection with the IPO.  Our historical results of operations for the three and nine months ended September 30, 2017 also reflect a U.S. federal corporate tax rate of 35%.  Effective January 1, 2018, the U.S. federal corporate tax rate was reduced from 35% to 21%.  Accordingly, our historical results of operations will reflect a higher U.S. federal corporate tax rate in comparison to our current and future financial results.

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

Results of Operations

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2018:

			Amount of
	Three Months Ended September 30,		Increase	Percentage
(in thousands)	2017	2018	(Decrease)	Change
Equity in earnings of Antero Midstream Partners LP	$19,067	37,816	18,749	98%
Total income	19,067	37,816	18,749	98%
General and administrative expense	615	2,229	1,614	262%
Equity-based compensation	8,317	8,574	257	3%
Total operating expenses	8,932	10,803	1,871	21%
Operating income	10,135	27,013	16,878	167%
Interest expense, net	—	(68)	68	*
Income before income taxes	10,135	26,945	16,810	166%
Provision for income taxes	(7,157)	(8,917)	1,760	25%
Net income and comprehensive income	$2,978	18,028	15,050	505%

*    Not meaningful or applicable.

Equity in earnings of Antero Midstream Partners LP.  Equity in earnings of Antero Midstream increased from $19.1 million for the three months ended September 30, 2017 to $37.8 million for the three months ended September 30, 2018.  Antero Midstream’s per-unit distribution increased to $0.44 per unit for the three months ended September 30, 2018 from $0.34 per unit for the three months ended September 30, 2017, resulting in an increase in distributions on the IDRs.  IDR LLC receives a portion of Antero Midstream distributions based on a tiered approach, in which the percentage received of the total distribution increases at certain levels.  The highest tier, which was met in both periods, in which cash distributions to Antero Midstream’s unitholders exceeds $0.255 per common unit in any quarter, entitles IDR LLC to 50% of such incremental distribution amounts.

General and administrative expenses.  General and administrative expenses increased from $0.6 million for the three months ended September 30, 2017 to $2.2 million for the three months ended September 30, 2018.  The increase was primarily related to expense related to the conflicts committee’s formation and ongoing evaluation of potential transactions.

Equity-based compensation expenses.  Equity-based compensation expenses remained relatively consistent at $8.3 million and $8.6 million for the three months ended September 30, 2017 and 2018, respectively.

Interest expense, net.  Interest expense, net was $68 thousand for the three months ended September 30, 2018, including $72 thousand of interest expense and $4 thousand of interest income.  Interest expense in 2018 is primarily due to the amortization of deferred financing costs incurred under the Credit Facility.  See Note 3—Credit Facility to the unaudited condensed consolidated financial statements.

Income tax expense.  Income tax expense increased from $7.2 million for the three months ended September 30, 2017 to $8.9 million for the three months ended September 30, 2018.  The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream related to the IDRs, partially offset by the decrease in the U.S. corporate income tax rate from 35% to 21% beginning in 2018.

The difference between income tax expense and expected income tax expense for financial statement purposes computed by applying the federal statutory rate to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses, and the effect of state income taxes.

Net income  and comprehensive income.  Net income and comprehensive income increased from net income of $3.0 million for the three months ended September 30, 2017 to net income of $18.0 million for the three months ended September 30, 2018.  The increase was primarily due to an increase in equity in earnings of Antero Midstream in the third quarter of 2018, partially offset by the increase in income tax expense.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2018:

			Amount of
	Nine Months Ended September 30,		Increase	Percentage
(in thousands)	2017	2018	(Decrease)	Change
Equity in earnings of Antero Midstream Partners LP	$45,948	99,414	53,466	116%
Total income	45,948	99,414	53,466	116%
General and administrative expense	5,922	5,557	(365)	(6)%
Equity-based compensation	26,271	26,319	48	0%
Total operating expenses	32,193	31,876	(317)	(1)%
Operating income	13,755	67,538	53,783	391%
Interest expense, net	—	(82)	82	*
Income before income taxes	13,755	67,456	53,701	390%
Provision for income taxes	(17,337)	(22,236)	4,899	28%
Net income and comprehensive income	$(3,582)	45,220	48,802	*

*Not meaningful or applicable.

Equity in earnings of Antero Midstream Partners LP.  Equity in earnings of Antero Midstream increased from $46.0 million for the nine months ended September 30, 2017 to $99.4 million for the nine months ended September 30, 2018.  Antero Midstream’s per-unit distribution increased from the nine months ended September 30, 2017 to the nine months ended September 30, 2018, resulting in an increase in distributions on the IDRs.  IDR LLC receives a portion of Antero Midstream distributions based on a tiered approach, in which the percentage received of the total distribution increases at certain levels.  The highest tier, which was met in both periods, in which cash distributions to Antero Midstream’s unitholders exceeds $0.255 per common unit in any quarter, entitles IDR LLC to 50% of such incremental distribution amounts.

General and administrative expenses.  General and administrative expenses decreased from $5.9 million for the nine months ended September 30, 2017 to $5.6 million for the nine months ended September 30, 2018.  The decrease was primarily due to costs incurred in the first half of 2017 related to our IPO, partially offset by expense related to the conflict committee’s formation and ongoing evaluation of potential transactions

Equity-based compensation expenses.  Equity-based compensation expenses remained relatively consistent at $26.3 million for the nine months ended September 30, 2017 and 2018.

Interest expense, net.  Interest expense, net was $82 thousand for the nine months ended September 30, 2018, including $93 thousand of interest expense and $11 thousand of interest income.  Interest expense in 2018 is primarily due to deferred financing costs incurred under the Credit Facility.  See Note 3—Credit Facility to the unaudited condensed consolidated financial statements.

Income tax expense.  Income tax expense increased from $17.3 million for the nine months ended September 30, 2017 to $22.2 million for the nine months ended September 30, 2018.  The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream related to the IDRs, partially offset by the decrease in the U.S. corporate income tax rate from 35% to 21% beginning in 2018.

The difference between income tax expense and expected income tax expense for financial statement purposes computed by applying the federal statutory rate to pre-tax income is caused by nondeductible equity-based compensation and IPO expenses, and the effect of state income taxes.

Net income (loss) and comprehensive income (loss).  Net income (loss) and comprehensive income (loss) increased from a net loss of $3.6 million for the nine months ended September 30, 2017 to net income of $45.2 million for the nine months ended September 30, 2018.  The increase was primarily due to an increase in equity in earnings of Antero Midstream in 2018, partially offset by the increase in income tax expense.

Capital Resources and Liquidity

Sources and Uses of Cash

As a result of our interest in IDR LLC, we will receive at least 94% of the cash distributions paid by Antero Midstream on its IDRs.  Our interest in the IDR distributions is our only cash-generating asset.  We expect that income attributable to the IDR distributions from Antero Midstream and borrowings under the Credit Facility will be adequate to meet our working capital requirements and expected quarterly cash distributions for at least the next twelve months.  At September 30, 2018, we had a working capital deficit due to our income taxes payable, which is based on equity in earnings from unconsolidated affiliates for the period ended September 30, 2018.  The cash distribution attributable to our equity in earnings for the three months ended September 30, 2018 will be received in the fourth quarter of 2018 when Antero Midstream declares and pays the cash distribution for the third quarter, and will be received prior to the due date of our tax payment.  Antero Midstream declared a cash distribution that included an IDR distribution of $37.8 million payable to IDR LLC on November 16, 2018 to unitholders of record as of November 2, 2018.

The following table and discussion present a summary of our combined net cash provided by (used in) operating activities and financing activities for the periods indicated:

	Nine Months Ended September 30,		Increase
(in thousands)	2017	2018	(Decrease)
Net cash provided by operating activities	$13,527	57,540	44,013
Cash flows from investing activities	—	—	—
Net cash used in financing activities	(20,717)	(59,281)	38,564
Net decrease in cash	$(7,190)	(1,741)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $13.5 million and $57.5 million for the nine months ended September 30, 2017 and 2018, respectively.  The increase in cash flow from operations for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily due to an increase in distributions received from Antero Midstream from $34.4 million in the nine months ended September 30, 2017 to $85.3 million in the nine months ended September 30, 2018.  This increase was partially offset by an increase in income taxes paid and other working capital items.

Cash Flows Used in Investing Activities

We did not have any investing cash flow activities during the nine months ended September 30, 2017 or 2018.

Cash Flows Used in Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 consisted of $57.3 million in quarterly cash distributions to our shareholders, $1.7 million in cash distributions to the Series B Unitholders and $230 thousand in deferred financing costs.  Net cash flow used in financing activities during the nine months ended September 30, 2017 consisted of $15.7 million in pre-IPO income distributed to Antero Investment prior to its liquidation and $5.0 million in quarterly cash distributions to our shareholders.

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

The Credit Facility contains customary events of default and various affirmative and negative covenants, including a requirement to completely repay amounts outstanding under the line of credit at least once each fiscal quarter.  We were in compliance with all of the financial covenants under the Credit Facility as of September 30, 2018.

At September 30, 2018, we had no borrowings under the Credit Facility.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements.  We provide an expanded discussion of our more significant accounting policies, estimates and judgments in our 2017 Form 10-K.  We believe these accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements.  Also, see Note 2 of the notes to our audited consolidated financial statements, included in our 2017 Form 10-K, for a discussion of additional accounting policies and estimates made by management.

Off-Balance Sheet Arrangements

As of September 30, 2018, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Antero Midstream, please read Item 3.  “Quantitative and Qualitative Disclosures About Market Risk” of Antero Midstream’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this quarterly report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.   Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business.  As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business.  However, we are not currently subject to any material litigation.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A.  Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 13, 2018 (the “2017 Form 10-K”).  The risks described in our 2017 Form 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  There have been no material changes to the risks described in our 2017 Form 10-K and in Antero Midstream’s annual report on Form 10-K for the year ended December 31, 2017, except for the risks related to the Transactions, as described below.  We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

We may incur substantial transaction-related costs in connection with the Transactions, and if the Transactions do not occur, we will not benefit from the expenses we have incurred in pursuit of the Transactions.

We expect to incur substantial expenses in connection with completing the Transactions, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  The Transactions may not be completed.  If the Transactions are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received by it.

We are subject to contractual interim operating restrictions while the proposed Transactions are pending, which could adversely affect our business and operations.

Under the terms of the Simplification Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Transactions, which may adversely affect our ability to execute certain of its business strategies.  Such limitations could negatively affect our businesses and operations prior to the completion of the Transactions.

We may be subject to class action lawsuits relating to the Transactions, which could materially adversely affect our business, financial condition and operating results.

We and the directors and officers of our general partner may be subject to class action lawsuits relating to the Transactions and other additional lawsuits that may be filed.  Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition.  While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.

One of the conditions to consummating the Transactions is that no injunction or other order prohibiting or otherwise preventing the consummation of the Transactions shall have been issued by any court or governmental entity of competent jurisdiction in the United States.  Consequently, if any lawsuit is filed challenging the Transactions and is successful in obtaining an injunction preventing the parties to the Simplification Agreement from consummating the Transactions, such injunction may prevent the Transactions from being completed in the expected timeframe, or at all.

Failure to complete, or significant delays in completing, the Transactions could negatively affect the trading prices of our common shares and our future business and financial results.

Completion of the Transactions is not assured and is subject to risks, including the risks that approval of the Transactions by our shareholders and Antero Midstream’s unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied.  Antero Midstream is not required to pay a termination fee in the event that either the conflicts committee or board of directors at Antero Midstream makes a good faith determination that the Transactions are no longer in the best interests of the Antero Midstream public unitholders.  If the Transactions are not completed, or if there are significant delays in completing the Transactions, the trading price of our common shares and our future business and financial results could be negatively affected, and it will be subject to several risks, including the following:

•	the parties may be liable for damages to one another under the terms and conditions of the Simplification Agreement;
•

negative reactions from the financial markets, including declines in the prices of our common shares due to the fact that current prices may reflect a market assumption that the Transactions will be completed;

•	having to pay certain significant costs relating to the Transactions; and
•	the attention of our management will have been diverted to the Transactions rather than our own operations and pursuit of other opportunities that could have been beneficial to us.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

2.1†

Simplification Agreement, dated as of October 9, 2018, by and among AMGP GP LLC, Antero Midstream GP LP, Antero IDR Holdings LLC, Arkrose Midstream Preferred Co LLC, Arkrose Midstream NewCo Inc., Arkrose Midstream Merger Sub LLC, Antero Midstream Partners GP LLC and Antero Midstream Partners LP (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on October 10, 2018).

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

3.6

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

3.9

Amendment No. 2 to the Limited Liability Company Agreement of Antero IDR Holdings LLC, dated as of October 9, 2018 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8‑K (Commission File No. 001‑ 38075) filed on October 10, 2018).

3.10

Amendment No. 1 to the Limited Liability Company Agreement of Antero IDR Holdings LLC, dated as of May 9, 2018 (incorporated by reference to Current Report on Form 8-K (Commission File No 001-38075) filed on May 14, 2018.)

10.1

Voting Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners LP and the shareholders of Antero Midstream GP LP named on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on October 10, 2018).

10.2

Credit Agreement between Antero Midstream GP LP and Wells Fargo Bank, National Association, dated as of May 9, 2018 (incorporated by reference to the Antero Midstream GP LP Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 001-38075) filed on August 1, 2018).

10.3

Stockholders’ Agreement, dated as of October 9, 2018, by and among Antero Midstream GP LP, Arkrose Subsidiary Holdings LLC, Warburg Pincus Private Equity X O&G, L.P., Warburg Pincus X Partners, L.P., Warburg Pincus Private Equity VIII, LP, Warburg Pincus Netherlands Private Equity VIII C.V.I, WP-WPVIII Investors, L.P., Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P., Paul M. Rady, Mockingbird Investment, LLC, Glen C. Warren, Jr. and Canton Investment Holdings LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on October 10, 2018).

31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Antero Midstream Partners LP’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018.

101	*

The following financial information from this Form 10‑Q of ANTERO MIDSTREAM GP LP for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

† Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Partnership hereby undertakes to furnish supplemental copies of any of the omitted schedules upon request by the U.S. Securities and Exchange Commission.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM GP LP

By:	AMGP GP LLC, its general partner

By:	/s/ Michael Kennedy
Michael Kennedy
Chief Financial Officer

Date:	October 31, 2018