Form 10-K
period 2018-12-31
Antero Midstream GP LP
filed 2019-02-13
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes  ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). ☐ Yes  ☒ No

The aggregate market value of the registrant’s common shares representing limited partner interests held by non-affiliates of the registrant as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1.4 billion based on the closing price of Antero Midstream GP LP’s common shares representing limited partner interests as reported on the New York Stock Exchange of $18.86.

As of February 8, 2019, there were 186,235,845 common shares representing limited partner interests outstanding.

Documents incorporated by reference: Antero Midstream Partners LP Annual Report on Form 10-K for the year ended December 31, 2018

EXPLANATORY NOTE

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013, to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM).  On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”).  Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, AMGP.  We are traded on the New York Stock Exchange (NYSE: AMGP).  We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream.  IDR distributions earned by us through the date of our IPO, net of any related liabilities including income taxes through that date and expenses of the IPO, were distributed to Antero Resources Investment LLC (“Antero Investment”), the sole member of ARMM for all periods prior to the IPO which was liquidated on October 31, 2017.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this report may contain forward-looking statements.  Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.  They can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed and actual results may vary materially.  When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10‑K.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  We own the general partner of Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and all of the capital interests in the owner of the incentive distribution rights (“IDRs”) in Antero Midstream.  Antero Midstream is a master limited partnership 52.8% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to primarily service Antero Resources’ production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio.  Because the IDRs are our sole source of revenues, all potential risks and uncertainties that affect the results of operations, financial condition, or forecasts of future events of both Antero Resources and Antero Midstream will also affect us.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	our expected receipt of, and the amounts of, distributions from Antero Midstream and IDR LLC in respect of the IDRs;
•	Antero Resources’ expected production and ability to execute its drilling and development plan;
•	our and Antero Midstream’s business strategies;
•	the possibility that the proposed simplification and related transactions described elsewhere in this Annual Report on Form 10-K (the “Transactions”) are not consummated in a timely manner or at all;
•	the diversion of management in connection with the Transactions and the ability of the resulting entity of the Transactions to realize the anticipated benefits of the Transactions;
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
•

Antero Midstream’s ability to complete the construction or purchase new gathering and compression, processing, water handling and treatment or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;

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

We caution you that these forward looking statements are subject to all of the risks and uncertainties, most of which are difficult to predict and many of which are beyond our and Antero Midstream’s control, incident to Antero Midstream’s business.  These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting future rates of production, cash flows and access to capital, the timing of development expenditures, and the other risks described under “Risk Factors” in this Annual Report on Form 10‑K and in Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2018, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

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

“CPI.”  Consumer Price Index.

“EPA.”  Environmental Protection Agency.

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

“SEC.”  United States Securities and Exchange Commission.

“Sponsors.”  The entities and individuals that collectively own 100% of the membership interests in our general partner, including Warburg Pincus LLC (“Warburg”), certain funds affiliated with Yorktown Partners LLC (“Yorktown”), Paul M. Rady and Glen C. Warren, Jr.

PART I

References in this Annual Report on Form 10‑K to “ARMM,” “we,” “our,” “us” or like terms, when referring to periods prior to May 4, 2017, refer to our predecessor, Antero Resources Midstream Management LLC.  References to “AMGP,” “we,” “our,” “us” or like terms, when referring to periods beginning on May 4, 2017 and prospectively, refer to Antero Midstream GP LP.

Items 1 and 2.  Business and Properties

Our Business

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (“NYSE”) (NYSE: AM).  On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with our initial public offering (“IPO”).  We own 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and we own all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream.  IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions.  We are taxed as a corporation for U.S. federal income tax purposes and we refer to our outstanding limited partner interests as common shares.

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

IDR distributions earned by us through the date of our IPO, net of any related liabilities including income taxes through that date and expenses of the IPO, were distributed to Antero Resources Investment LLC, the sole member of ARMM for all periods prior to the IPO, prior to its liquidation.

Our Relationship with Antero Midstream

Antero Midstream is a growth‑oriented master limited partnership 52.8% owned by Antero Resources and formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ rapidly increasing production and completion activity under long‑term, fixed‑fee contracts.  Antero Midstream’s assets are located both in the southwestern core of the Marcellus Shale in northwest West Virginia and in the core of the Utica Shale in southern Ohio, which Antero Resources believes are two of the premier North American shale plays and are its primary operating areas.

Antero Midstream’s assets consist of gathering pipelines, compressor stations, processing and fractionation plants and water handling and treatment infrastructure, through which Antero Midstream provides gathering, compression, processing, fractionation and integrated water services, including fresh water delivery services, wastewater treatment and other fluid handling services.  These services are provided to Antero Resources under long-term, fixed-fee contracts, limiting Antero Midstream’s direct exposure to commodity price volatility.  As of December 31, 2018, all of Antero Resources’ approximate 688,000 gross acres (612,000 net acres) are dedicated to Antero Midstream for gathering, compression and water services, except for approximately 153,000 gross acres subject to third party gathering and compression commitments.  Under its agreements with Antero Midstream, and subject to any pre-existing dedications or other third party commitments, Antero Resources has dedicated to Antero Midstream all of its current and future acreage in West Virginia, Ohio and Pennsylvania for gathering and compression services and all of its acreage within defined services areas in West Virginia and Ohio for water services.  Antero Midstream also has certain rights of first offer with respect to gathering, compression, processing and fractionation services and water services for acreage located outside of the existing dedicated areas.  The gathering and compression and water services agreements each have a 20-year initial term and are subject to automatic annual renewal after the initial term.  Antero Midstream also owns a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest, a wholly owned subsidiary of MPLX.  In connection with Antero Midstream’s entry into the Joint Venture with MarkWest, Antero Midstream released to the Joint Venture its right to provide certain processing and fractionation services on 195,000 gross acres held by Antero Resources in Ritchie, Tyler and Wetzel Counties in West Virginia.  The processing and fractionation arrangements are underpinned by long-term agreements subject to automatic annual renewal after the initial term.

Our results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream.  We are highly dependent on Antero Midstream as we derive all of our income from distributions made on the IDRs of Antero Midstream.  Accordingly, we are indirectly subject to the business risks of Antero Midstream.  For additional information, please read “Risk Factors—Risks Inherent in an Investment in Us.”  Because our income is derived from Antero Midstream, any development that materially and adversely affects Antero Midstream’s operations, financial condition or market reputation could affect their ability to make cash distributions, and therefore could have a material adverse impact on us.  As a result, our consolidated financial statements should be read in conjunction with Antero Midstream’s consolidated financial statements and notes thereto presented in its Annual Report on Form 10-K for the year ended December 31, 2018.

For a discussion of Antero Midstream’s business and properties, please read “Items 1 and 2.  Business and Properties” of Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2018, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Simplification Agreement

On February 26, 2018, we announced that the board of directors of AMGP GP formed a conflicts committee composed solely of independent directors in conjunction with the formation of a conflicts committee at Antero Midstream and a special committee at Antero Resources.  In connection with the conflict committee’s efforts to explore, review and evaluate potential transactions involving us, on October 9, 2018, we announced that we and certain of our affiliates entered into a Simplification Agreement (as may be amended from time to time, the “Simplification Agreement”), pursuant to which, among other things, (1) we will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation (which is referred to as “New AM” and the conversion, the “Conversion”); (2) an indirect, wholly owned subsidiary of New AM will be merged with and into Antero Midstream, with Antero Midstream surviving the merger as an indirect, wholly owned subsidiary of New AM (the “Merger”) and (3) all the issued and outstanding Series B Units will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s common stock (the “Series B Exchange”).  The shares of New AM common stock (“New AM Common Stock”) to be received as a result of the Series B Exchange will be subject to the same vesting conditions to which the Series B Units are currently subject, with two-thirds fully vested and one-third scheduled to vest at December 31, 2019.  With respect to the Series B Units and shares of New AM Common Stock scheduled to vest on December 31, 2019, the holders of Series B Units have agreed to forego any distributions from IDR LLC and any dividends from New AM that are paid with respect to such units or shares, as applicable, during the twelve months ended December 31, 2019.  The Conversion, the Merger, the Series B Exchange and the other transactions contemplated by the Simplification Agreement are collectively referred to as the “Transactions.”  As a result of the Transactions, Antero Midstream will be a wholly owned subsidiary of New AM and our former shareholders, unitholders of Antero Midstream and holders of Series B Units will each own New AM’s Common Stock.

For additional information on the Simplification Agreement and the Transactions, see “Item 13.  Certain Relationships and Related Transactions and Director Independence.”

Initial Public Offering and Cash Distributions

On May 9, 2017, we completed our IPO of 37,250,000 common shares representing limited partnership interests at a price of $23.50 per common share.  All of the common shares sold in the offering were offered by the selling shareholder.  We did not receive any of the proceeds from the offering.

The board of directors of our general partner has declared cash distributions per share as follows:

2017
Second quarter	$0.027
Third quarter	$0.059
Fourth quarter	$0.075
2018
First quarter	$0.108
Second quarter	$0.125
Third quarter	$0.144
Fourth quarter	$0.164

Employees

We and AMGP GP have no employees.  All of our officers and other personnel necessary for our business to function (to the extent not outsourced) are employed by Antero Resources, and we pay Antero Resources an annual fee for corporate, general and administrative services.  This fee was initially $0.5 million per year and is subject to adjustment on an annual basis, beginning on January 1, 2018, based on the CPI.  The fee is also subject to adjustment to reflect any increase in the cost of providing services due to changes in applicable law, rules or regulations and any increase in the scope and extent of the services provided.  The fee will not be decreased below the initial fee unless the type or extent of services provided materially decreases.

Antero Midstream does not have any employees.  The officers of AMP GP, who are also officers of Antero Resources, manage its operations and activities.  All of the employees required to conduct and support Antero Midstream’s operations are employed by Antero Resources and all of Antero Midstream’s direct, full‑time personnel are subject to the services agreement with Antero Midstream’s general partner and Antero Resources.  Antero Resources considers its relations with its employees to be satisfactory.  Additionally, Antero Midstream has a secondment agreement whereby Antero Resources provides seconded employees to perform certain operational services with respect to Antero Midstream’s gathering and compression assets and water handling and treatment assets for a 20‑year period from the initial term of such agreement.

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

For a discussion of Antero Midstream’s risk factors, please read Item 1A.  “Risk Factors” of Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2018, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

Risks Related to the Transactions

We may incur substantial transaction-related costs in connection with the Transactions, and if the Transactions do not occur, we will not benefit from the expenses we have incurred in pursuit of the Transactions.

We expect to incur substantial expenses in connection with completing the Transactions, including fees paid to legal, financial and accounting advisors, filing fees, proxy solicitation costs and printing costs.  Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time.  The Transactions may not be completed.  If the Transactions are not completed, we will have incurred substantial expenses for which no ultimate benefit will have been received.

We are subject to contractual interim operating restrictions while the proposed Transactions are pending, which could adversely affect our business and operations.

Under the terms of the Simplification Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Transactions, which may adversely affect our ability to execute certain of our business strategies.  Such limitations could negatively affect our businesses and operations prior to the completion of the Transactions.

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

Completion of the Transactions is not assured and is subject to risks, including the risks that approval of the Transactions by our shareholders and Antero Midstream’s unitholders or by governmental agencies is not obtained or that other closing conditions are not satisfied.  Antero Midstream is not required to pay a termination fee in the event that either the conflicts committee or board of directors at Antero Midstream makes a good faith determination that the Transactions are no longer in the best interests of the Antero Midstream public unitholders.  If the Transactions are not completed, or if there are significant delays in completing the Transactions, the trading price of our common shares and our future business and financial results could be negatively affected, and we will be subject to several risks, including the following:

•	we may be liable for damages to the other parties under the terms and conditions of the Simplification Agreement;
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

Antero Midstream may not have sufficient available cash each quarter to continue paying distributions at its current level or at all.  If Antero Midstream reduces its per unit distribution, either because of reduced operating cash flow, higher expenses, increased capital requirements, increased common units outstanding (including common units issued in connection with Antero Midstream’s at‑the‑market equity offering program) or otherwise, we will have less cash available for distribution and would likely be required to reduce our per share distribution to you.  The amount of cash Antero Midstream has available for distribution depends primarily upon Antero Midstream’s cash flow, including borrowings, and is not solely a function of profitability, which is affected by non‑cash items.  As a result, Antero Midstream may make cash distributions during periods when it records losses and may not make cash distributions during periods when it records profits.

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
•

restrictions on distributions contained in Antero Midstream’s current revolving credit facility, our current revolving credit facility and any future debt agreements entered into by Antero Midstream or us; and

•

reserves, if any, our general partner establishes for the proper conduct of our business, to comply with applicable law or any agreement binding on us or our subsidiaries (exclusive of Antero Midstream and its subsidiaries), which reserves are not subject to a limit pursuant to our partnership agreement.

A material increase in amounts paid or reserved with respect to any of these factors could restrict our ability to pay quarterly distributions to our shareholders.

In the future, we may not have sufficient cash to pay our estimated initial quarterly distribution or to increase distributions.

Because our cash flows are entirely dependent on cash distributions from IDR LLC, which is dependent on cash distributions from Antero Midstream on the IDRs, the amount of distributions we are able to make to our shareholders may fluctuate based on the level of distributions Antero Midstream makes to its partners, including IDR LLC, and the level of distributions IDR LLC makes to its members, including us.  Antero Midstream may not make quarterly distributions at its most recently declared level of $0.47 per unit, or any other level, or increase its quarterly distributions in the future.  In addition, while we would expect to increase or decrease distributions to our shareholders if Antero Midstream were to increase or decrease distributions, the timing and amount of such changes in distributions, if any, would not necessarily be comparable to the timing and amount of any changes in distributions made by Antero Midstream.  Various factors, such as reserves established by the board of directors of our general partner (including in anticipation of increasing distributions to our unitholders to account for make‑whole distributions paid by IDR LLC to the holders of newly‑vested Series B Units), may affect the distributions we make to our shareholders.  The actual amount of cash that is available for distribution to our shareholders will depend on numerous factors, many of which are beyond our control or the control of our general partner.

Our right to receive distributions paid by Antero Midstream on the IDRs may be limited or modified by our general partner without the consent of our shareholders, which may reduce cash distributions.

We own all of the capital interests in IDR LLC, which owns all of the IDRs that entitle IDR LLC to receive increasing percentages (up to a maximum of 50%) of any cash distributed by Antero Midstream in excess of $0.1955 per Antero Midstream common unit in any quarter.  We receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs.  All of the cash flows we receive from IDR LLC are derived from its ownership of these IDRs.

Antero Midstream, like other publicly traded partnerships, generally will undertake an acquisition or expansion capital project only if, after giving effect to related costs and expenses, the transaction would be expected to be accretive, meaning it would increase cash distributions per unit in future periods.  Because IDR LLC currently participates in the IDRs at all levels, including the highest sharing level of 50%, an acquisition or capital project generally is less likely to be accretive to the unitholders of Antero Midstream than if the IDRs were entitled to a lower incremental cash flow.  IDR LLC may receive a proposal to reduce the IDRs to facilitate a particular acquisition or expansion capital project.  Any such reduction of IDRs will reduce the amount of cash that otherwise would have been distributed by IDR LLC to us, which will in turn reduce the cash distributions we otherwise would be able to pay.  Our shareholders will not be able to vote on, or otherwise prohibit our general partner from taking similar actions in the future and our general partner may elect to modify the incentive distributions.  In addition, there can be no guarantee that the expected benefits of any IDR modification will be realized.

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

Antero Midstream’s revolving credit facility and the indenture governing Antero Midstream’s outstanding senior notes contain various operating and financial restrictions and covenants.  Antero Midstream’s ability to comply with these restrictions and covenants may be affected by events beyond its control, including prevailing economic, financial and industry conditions.  If Antero Midstream is unable to comply with these restrictions and covenants, any indebtedness under this revolving credit facility may become immediately due and payable and Antero Midstream’s lenders’ commitment to make further loans under this revolving credit facility may terminate.  Antero Midstream might not have, and might be unable to obtain, sufficient funds to satisfy these accelerated payment obligations.

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

For more information regarding risks related to Antero Midstream’s debt agreements, please see “—Risks Related to Antero Midstream’s Business—Restrictions in Antero Midstream’s revolving credit facility and future debt agreements could adversely affect its business, financial condition, results of operations and ability to make quarterly cash distributions to its unitholders.”

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

Our general partner may cause us to issue additional common shares, including in connection with the redemption of Series B Units, or other equity securities, as well as issue equity securities that are senior to our common shares, without shareholder approval.

Our general partner may cause us to issue an unlimited number of additional common shares, including in connection with the redemption of Series B Units, or other equity securities of equal rank with the common shares, without shareholder approval.  For a discussion of what will happen to the Series B Units in connection with the Transactions, see Note 1—Business and Organization.  In addition, we may issue an unlimited number of shares that are senior to our common shares in right of distribution, liquidation and voting.  The issuance of additional common units or our other equity securities of equal or senior rank will have the following effects:

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

The market price of our common shares could be subject to significant fluctuations, and may decline below the current price.  You may be unable to resell your common shares at or above the current price.  The following factors, among others, could affect our common share price:

•	Antero Midstream’s operating and financial performance and prospects and the trading price of its common units;
•	the level of Antero Midstream’s quarterly distributions and our quarterly distributions;
•	quarterly variations in the rate of growth of our financial indicators, such as distributable cash flow per common share, net income and revenues;
•	changes in revenue or earnings estimates or publication of research reports by analysts;
•	speculation by the press or investment community;
•	the proposed Transactions with Antero Midstream, the Series B Holders and the other parties to the Simplification Agreement;
•	the possibility that the Transactions are not consummated in a timely manner or at all;
•	sales of our common shares by our shareholders;
•	the exercise by the Series B Holders of their redemption rights with respect to any vested Series B Units;
•	announcements by Antero Midstream or its competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, securities offerings or capital commitments;
•	general market conditions;
•	changes in accounting standards, policies, guidance, interpretations or principles;

•	adverse changes in tax laws or regulations;
•	domestic and international economic, legal and regulatory factors related to Antero Midstream’s performance; and
•	other factors described in these “Risk Factors.”

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

In addition, if interest rates rise, the interest rates on our revolving credit facility, future credit facilities and debt offerings could be higher than current levels, causing our financing costs to increase accordingly.  As with other yield-oriented securities, our share price is impacted by the level of our cash distributions and implied distribution yield.  The distribution yield is often used by investors to compare and rank related yield-oriented securities for investment decision-making purposes.  Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our shares, and a rising interest rate environment could have an adverse impact on our unit price and our ability to issue additional equity, to incur debt to expand or for other purposes, or to make cash distributions at our intended levels.

Future sales of our common shares in the public market could reduce our common share price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

Subject to certain limitations and exceptions, each Series B Holder may require IDR LLC to redeem all or a part of such holder’s vested Series B Units for common shares in us at a ratio described in the IDR LLC Agreement, subject to customary conversion rate adjustments for equity splits, equity dividends and reclassification and other similar transactions, and then sell those common shares.  For a discussion of what will happen to the Series B Units in connection with the Transactions, see Note 1—Business and Organization.  We may also issue additional common shares or convertible securities in subsequent public or private offerings.  We cannot predict the size of future issuances of our common shares or securities convertible into common shares or the effect, if any, that future issuances and sales of our common shares will have on the market price of our common shares.  Sales of substantial amounts of our common shares (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common shares.

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

Because we are a limited partnership, the NYSE does not require our general partner to have a majority of independent directors on its board of directors or to establish a compensation committee or a nominating and corporate governance committee.  Accordingly, our shareholders will not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements.  In addition, as a limited partnership, we are not required to seek shareholder approval for issuances of common shares, including issuances in excess of 20% of our outstanding equity securities, or for issuances of equity to certain affiliates.

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

Restrictions in our existing and future debt agreements could adversely affect our ability to make distributions on our common shares.

Our revolving credit facility limits our ability to, among other things:

•	incur or guarantee additional debt;
•	redeem or repurchase units or make distributions under certain circumstances;
•	make certain investments and acquisitions;
•	incur certain liens or permit them to exist;
•	merge or consolidate with another company; and
•	transfer, sell or otherwise dispose of assets.

Our payment of principal and interest under our revolving credit facility and with respect to our indebtedness will reduce our cash available for distribution to our shareholders.  In addition, our revolving credit facility limits our ability to pay distributions to our shareholders during an event of default or if an event of default would result from the distributions.

Moreover, our current indebtedness and any future indebtedness that we incur may adversely affect our ability to obtain additional financing for future operations or capital needs, limit our ability to pursue other business opportunities, or make our results of operations more susceptible to adverse economic or operating conditions.

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

Certain funds affiliated with Warburg Pincus LLC (“Warburg”), certain funds affiliated with Yorktown Partners LLC (“Yorktown”), Paul M. Rady and Glen C. Warren, Jr. (collectively, the “Sponsors”) collectively own 100% of our general partner and a majority of our outstanding common shares.  Messrs. Rady and Warren also own a portion of the Series B Units in IDR LLC.  Affiliates of Warburg and Yorktown, Mr. Rady and Mr. Warren serve as members of the board of directors of our general partner, the board of directors of Antero Resources, and the board of directors of Antero Midstream’s general partner, and each of Warburg and Yorktown are controlled in part by individuals who serve as members of the board of directors of our general partner, the board of directors of Antero Resources, and the board of directors of Antero Midstream’s general partner.  The Sponsors also own common units representing limited partner interests in Antero Midstream and shares of common stock in Antero Resources.  Please see “Item 11. Executive Compensation—Narrative Disclosure to Summary Compensation Table—Long-Term Equity-Based Incentive Awards—Series B Units in IDR LLC” for more information regarding the Series B Units in IDR LLC.  For a discussion of what will happen to the Series B Units in connection with the Transactions, see Note 1—Business and Organization.  As a result of their investments in Antero Midstream and Antero Resources, the Sponsors may have conflicts of interest with other holders of our common shares.  These conflicts of interest could arise in the future between us, on the one hand, and the Sponsors, on the other hand, regarding, among other things, decisions to modify or limit the IDRs in the future, the terms of our agreements with Antero Midstream and Antero Resources and their respective subsidiaries and the pursuit of potentially competitive business activities or business opportunities.

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

The Sponsors own a certain number of our outstanding shares and certain of the Sponsors own a portion of the Series B Units in IDR LLC.  For a discussion of what will happen to the Series B Units in connection with the Transactions, see Note 1—Business and Organization.  In addition, certain of the Sponsors own a portion of Antero Midstream’s common units and Antero Resources’ common stock.  As a result, the Sponsors may have conflicting interests with holders of our common shares.

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

Our general partner has a call right that may require shareholders to sell their common shares at an undesirable time or price.

If at any time more than 80% of our outstanding common shares on a combined basis (including common shares issued in connection with the redemption of Series B Units) are owned by our general partner, the Sponsors (or certain transferees) or their respective affiliates, our general partner will have the right (which it may assign to any of its affiliates, the Sponsors or us), but not the obligation, to acquire all, but not less than all, of the remaining common shares held by public shareholders at a price equal to the greater of (x) the current market price of such shares as of the date three days before notice of exercise of the call right is first mailed and (y) the highest price paid by our general partner, the Sponsors (or certain transferees in private, non‑exchange transactions) or their respective affiliates for such shares during the 90 day period preceding the date such notice is first mailed.  As a result, shareholders may be required to sell common shares at an undesirable time or price and may not receive any return of or on their investment.  Shareholders may also incur a tax liability upon a sale of common shares.

Tax Risks

As our only cash‑generating assets consists of our capital interest in IDR LLC and its related direct interests in Antero Midstream, our tax risks are primarily derivative of the tax risks associated with an investment in Antero Midstream.

The tax treatment of Antero Midstream depends on its status as a partnership for U.S. federal income tax purposes, as well as it not being subject to a material amount of entity‑level taxation.  If the Internal Revenue Service (“IRS”) were to treat Antero Midstream as a corporation for U.S. federal income tax purposes or Antero Midstream was to become subject to additional amounts of entity‑level taxation for state tax purposes, it would reduce the amount of cash available for distribution to us.

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

Despite the fact that Antero Midstream is a limited partnership under Delaware law and, unlike us, has not elected to be treated as a corporation for U.S. federal income tax purposes, it is possible, under certain circumstances, for Antero Midstream to be treated as a corporation for U.S. federal income tax purposes.  Although we do not believe, based on its current operations, that Antero Midstream will be so treated, a change in Antero Midstream’s business could cause it to be treated as a corporation for U.S. federal income tax purposes.  A change in current law could also cause Antero Midstream to be treated as a corporation for U.S. federal income tax purposes or otherwise subject Antero Midstream to entity‑level taxation.  In addition, several states have been evaluating ways to subject partnerships to entity‑level taxation through the imposition of state income, franchise and other forms of taxation.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including Antero Midstream, may be modified by administrative, legislative or judicial changes, or differing interpretations at any time.  From time to time, members of Congress propose and consider such substantive changes to the existing U.S. federal income tax laws that affect publicly traded partnerships, including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which Antero Midstream relies for its treatment as a partnership for U.S. federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships.  Although there are no current legislative or administrative proposals, there can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact Antero Midstream’s ability to qualify as a publicly traded partnership in the future.

Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible for Antero Midstream to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.  Antero Midstream is unable to predict whether any changes or other proposals will be reintroduced or ultimately will be enacted.  Any future legislative changes could negatively impact the value of our indirect investment in Antero Midstream.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Shares

Our common shares are listed on the NYSE and traded under the symbol “AMGP.”  On February 8, 2019, our common shares were held by 57 holders of record.  The number of holders does not include the holders for whom shares are held in a “nominee” or “street” name.

Securities Authorized for Issuance Under Equity Compensation Plans

On April 17, 2017, our general partner adopted the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”), pursuant to which certain non-employee directors of our general partner and certain officers, employees, and consultants of Antero Resources are eligible to receive common shares representing limited partner interests in AMGP.  An aggregate of 930,851 common shares may be delivered pursuant to awards under the AMGP LTIP, subject to customary adjustments.  Common shares have been granted to each of the independent directors of our general partner under the AMGP LTIP.  Please read the information under “Item 11.  Executive Compensation—Compensation Discussion and Analysis – Equity Compensation Plan Information.”

Item 6.  Selected Financial Data

The following table presents our selected historical financial data, for the periods and as of the dates indicated, for AMGP and our predecessor.  AMGP was originally formed as ARMM to become the general partner of Antero Midstream, and converted into a limited partnership on May 4, 2017 in connection with our IPO.

The selected statement of operations data and statement of cash flows data for the years ended December 31, 2016, 2017, and 2018 and the balance sheet data as of December 31, 2017 and 2018 are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10‑K.  The selected statement of operations data and statement of cash flows data for the year ended December 31, 2015 and the selected balance sheet data as of December 31, 2015 and 2016 is derived from our audited consolidated financial statements not included in Item 8 of this Annual Report on Form 10-K.  There were no IDR distributions prior to 2015, and therefore, we had no activity prior to 2015.

The selected financial data presented below are qualified in their entirety by reference to, and should be read in conjunction with, “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report.

	December 31,
(in thousands, except per share amounts)	2015	2016	2017	2018
Statement of operations data:
Total income	$1,264	16,944	69,720	142,906
Total expenses	—	814	41,134	43,987
Net income and comprehensive income	781	9,711	2,325	66,608

Net income per common share–basic and diluted	$—	—	0.03	0.33
Distributions declared per share	—	—	0.161	0.541

Balance sheet data (at period end):
Cash and cash equivalents	$72	9,609	5,987	2,822
Total assets	1,041	17,369	29,759	47,705
Total capital	558	10,269	15,608	30,861

Cash flow data:
Net cash provided by operating activities	$295	9,537	28,080	83,531
Net cash used in financing activities	(223)	—	(31,702)	(86,696)

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

Overview

We are a Delaware limited partnership that is taxed as a corporation for U.S. federal income tax purposes.  We own 100% of the membership interests in Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream Partners LP (NYSE: AM) (“Antero Midstream”) and we own all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream.  IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions.  We receive at least 94% of the cash distributions paid by Antero Midstream on the IDRs.  Antero Midstream is a growth-oriented master limited partnership 52.8% owned by Antero Resources Corporation (NYSE: AR) (“Antero Resources”) that was formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources’ increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio.  We believe that Antero Midstream’s strategically located assets and integrated relationship with Antero Resources position it to be a leading Appalachian midstream provider across the full midstream value chain.

Our revenues are generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC.  Because our success is dependent upon the operations and management of Antero Midstream and its resulting performance, Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2018, has been included in this filing as Exhibit 99.1 and incorporated herein by reference.

Simplification Agreement

On February 26, 2018, we announced that the board of directors of our general partner formed a conflicts committee composed solely of independent directors in conjunction with the formation of a conflicts committee at Antero Midstream and a special committee at Antero Resources.  In connection with our conflict committee’s efforts to explore, review and evaluate potential transactions involving us, on October 9, 2018, we announced that we and certain of our affiliates entered into a Simplification Agreement (as may be amended from time to time, the “Simplification Agreement”), pursuant to which, among other things, we will be converted from a limited partnership to a corporation (the “Conversion”), which we refer to as “New AM,” and New AM will acquire all of the outstanding common units of Antero Midstream. Each of our issued and outstanding common shares will be converted into an equivalent number of shares of New AM’s Common Stock at the effective time of the Conversion.  Based on the number of outstanding Antero Midstream common units and AMGP common shares and their respective closing sales prices as of October 8, 2018 (the last trading day before the day the Simplification Agreement was announced), the approximately 17.35 million shares of New AM common stock expected to be transferred pursuant to an exchange of the issued and outstanding Series B Units (the “Series B Exchange”) in the Series B Exchange represent approximately 4.4% of the pro forma market capitalization of New AM in excess of $2 billion (representing approximately 3.4% of the total pro forma market capitalization of New AM).

Further, one of our indirect, wholly-owned subsidiaries will merge with and into Antero Midstream with Antero Midstream surviving as an indirect, wholly-owned subsidiary of New AM (the “Merger”).  At the effective time of the Merger, each outstanding common unit of Antero Midstream held by Antero Midstream’s unitholders other than Antero Resources (“AM Public Unitholders”), will be converted into the right to receive, at such unitholder’s election and subject to proration as set forth in the Simplification

Agreement, one of: (i) $3.415 in cash without interest and 1.6350 shares of New AM’s Common Stock for each of Antero Midstream’s common units held (the “Public Mixed Consideration”), (ii) 1.6350 shares of New AM’s Common Stock plus an additional number of shares of New AM’s Common Stock equal to the quotient of (A) $3.415 and (B) the average of the 20-day volume-weighted average trading price per AMGP common share prior to the final election day for AM Public Unitholders (the “AMGP VWAP”), for each of Antero Midstream’s common units held (the “Public Stock Consideration”), or (iii) 3.415 in cash plus an additional amount of cash equal to the product of (A) 1.6350 and (B) the AMGP VWAP for each of Antero Midstream’s common units held (the “Public Cash Consideration”).  At the effective time of the Merger, Antero Resources will be entitled to receive $3.00 in cash without interest and 1.6023 shares of New AM’s Common Stock (the “AR Mixed Consideration”) for each of Antero Midstream’s common units held by Antero Resources, subject to adjustment as described in the Simplification Agreement.  The Conversion, the Merger, the Series B Exchange and the other transactions contemplated by the Simplification Agreement are collectively referred to as the “Transactions.”

For additional information on the Simplification Agreement and the Transactions, see “Item 13.  Certain Relationships and Related Transactions and Director Independence.”

Our Sources of Revenue

Our revenues are generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC.  As a result of our ownership interest in IDR LLC, we are positioned to grow our distributions disproportionately relative to the growth rate of Antero Midstream’s common unit distributions.  Accordingly, our primary business objective is to increase our cash available for distribution to our shareholders through the execution by Antero Midstream of its business strategy.  Unless we directly acquire and hold assets or businesses in the future, our revenues will continue to be generated solely from the cash distributions we receive from Antero Midstream through our interests in IDR LLC.

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

Cash Distributions

We distribute cash available for distribution to our shareholders.  Cash available for distribution is the cash distribution received from Antero Midstream reduced by reserves for estimated federal and state income taxes, general and administrative expenses, and reserves for other purposes deemed necessary by the board of directors of our general partner.  Distributable cash for the three months ended December 31, 2018 was as follows:

Three Months Ended
(in thousands)	December 31, 2018
Cash distributions from Antero Midstream Partners LP	$43,492
Cash reserved for distributions to unvested Series B units of IDR LLC	(710)
Cash distribution to vested Series B units of IDR LLC	(1,419)
Cash distributions to Antero Midstream GP LP	41,363
General and administrative expenses	(3,184)
Interest expense, net	(55)
Conflicts Committee legal and advisory fees included in G&A expense(1)	2,753
Provision and reserve for income taxes	(10,240)
Cash available for distribution	$30,637

(1)General and administrative expenses related to the formation and ongoing evaluations of the conflicts committee.  See Note 2—Summary of Significant Accounting Policies to the consolidated financial statements.

The board of directors of our general partner has declared a cash distribution of $0.164 per share, or a total of approximately $31 million, for the quarter ended December 31, 2018.  The distribution will be payable on February 21, 2019 to shareholders of record as of February 1, 2019.

Items Affecting Comparability of Our Financial Results

Certain of the historical financial results discussed below may not be comparable to future financial results primarily as a result of the significant increase in Antero Midstream’s cash distributions described below.  As our sole source of income, any change in Antero Midstream’s cash distributions will have a direct financial impact on us.  Distributions to the IDRs began in the fourth quarter of 2015 and have increased significantly since that time as the IDRs are entitled to a greater marginal percentage interest in distributions.

In addition, our results of operations prior to the completion of our initial public offering (the “IPO”) do not reflect the incremental expenses we are now incurring as a result of being a publicly traded company, and such results include the non-recurring costs we incurred in connection with the IPO.  Our historical results of operations for the year ended December 31, 2017 also reflect a U.S. federal corporate tax rate of 35%.  Effective January 1, 2018, the U.S. federal corporate tax rate was reduced from 35% to 21%.  Accordingly, our historical results of operations will reflect a higher U.S. federal corporate tax rate in comparison to our current and future financial results.

Certain of the historical financial results discussed below may not be comparable to future financial results primarily as a result of the significant increase in the scope of Antero Midstream’s operations over the last several years.  Antero Midstream’s gathering and compression and water handling and treatment systems are relatively new, as a substantial portion of these assets have been built within the last five years.  Accordingly, Antero Midstream’s revenues and expenses over that time reflect the significant increase in its operations.  Similarly, Antero Resources has experienced significant changes in its production and drilling and completion schedule over that same period.  As our income is predicated on Antero Midstream’s cash available for distribution, any change in Antero Midstream’s revenue and expenses could have a direct impact on us.  Accordingly, it may be difficult to project trends from our historical financial data going forward.

Results of Operations

Year Ended December 31, 2017 Compared to Year Ended December 31, 2018

	Year Ended December 31,		Amount of Increase	Percentage
(in thousands)	2017	2018	or Decrease	Change
Equity in earnings of Antero Midstream Partners LP	$69,720	142,906	73,186	105%
Total income	69,720	142,906	73,186	105%
General and administrative expense	6,201	8,740	2,539	41%
Equity-based compensation	34,933	35,111	178	1%
Total operating expenses	41,134	43,851	2,717	7%
Operating income	28,586	99,055	70,469	247%
Interest expense, net	—	(136)	(136)	*
Income before income taxes	28,586	98,919	70,333	246%
Provision for income taxes	(26,261)	(32,311)	(6,050)	23%
Net income and comprehensive income	$2,325	66,608	64,283	2,765%

*Not meaningful or applicable.

Equity in earnings of Antero Midstream Partners LP.  Equity in earnings of Antero Midstream increased from $69.7 million for the year ended December 31, 2017 to $142.9 million for the year ended December 31, 2018.  Antero Midstream’s per-unit distribution increased to $0.47 in the year ended December 31, 2018 from $0.365 for the year ended December 31, 2017, resulting in an increase in distributions on the IDRs.  IDR LLC receives a portion of Antero Midstream distributions based on a tiered approach, in which the percentage received of the total distribution increases at certain levels.  The highest tier, which was met in both periods, in which cash distributions to Antero Midstream’s unitholders exceeds $0.255 per common unit in any quarter, entitles IDR LLC to 50% of such incremental distribution amounts.

General and administrative expenses.  General and administrative expenses increased from $6.2 million for the year ended December 31, 2017 to $8.7 million for the year ended December 31, 2018.  General and administrative expenses during the year ended December 31, 2017 reflect $5.1 million of costs incurred related to our IPO.  For the year ended December 31, 2018, we incurred $6.9 million of costs related to the conflicts committee’s formation and ongoing evaluation of the Transactions.  Excluding expenses related to the IPO in 2017 and costs incurred by the conflicts committee in 2018, general and administrative expenses were relatively consistent for the years ended December 31, 2017 and 2018.  See “Simplification Agreement” discussion contained elsewhere herein for discussion of the Transactions.

Equity-based compensation expenses.  Equity-based compensation expenses remained relatively consistent at $34.9 million and $35.1 million for the years ended December 31, 2017 and 2018, respectively.  See Note 5—Long-Term Incentive Plans— to the consolidated financial statements.

Interest expense, net.  Interest expense, net was $136 thousand for the year ended December 31, 2018, including $150 thousand of interest expense and $14 thousand of interest income.  Interest expense in 2018 is primarily due to the amortization of deferred financing costs incurred under the Credit Facility (defined below), which was entered into on May 9, 2018.  See Note 3—Credit Facility— to the consolidated financial statements.

Income tax expense.  Income tax expense increased from $26.3 million for the year ended December 31, 2017 to $32.3 million for the year ended December 31, 2018.  The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream related to the IDRs, partially offset by the decrease in the U.S. corporate income tax rate from 35% to 21% beginning in 2018.

The difference between income tax expense and expected income tax expense for financial statement purposes computed by applying the federal statutory rate of 21% to pre-tax income is caused by nondeductible equity-based compensation and the effect of state income taxes.

Net income and comprehensive income.  Net income and comprehensive income increased from $2.3 million for the year ended December 31, 2017 to $66.6 million for the year ended December 31, 2018.  The increase was primarily due to an increase in equity in earnings of Antero Midstream, partially offset by an increase in general and administrative expenses and income tax expenses.

Year Ended December 31, 2016 Compared to Year Ended December 31, 2017

	Year Ended December 31,		Amount of Increase	Percentage
(in thousands)	2016	2017	or Decrease	Change
Equity in earnings of Antero Midstream Partners LP	$16,944	69,720	52,776	311%
Total income	16,944	69,720	52,776	311%
General and administrative expense	814	6,201	5,387	662%
Equity-based compensation	—	34,933	34,933	*
Total operating expenses	814	41,134	40,320	4,953%
Income before income taxes	16,130	28,586	12,456	77%
Provision for income taxes	(6,419)	(26,261)	(19,842)	309%
Net income and comprehensive income	$9,711	2,325	(7,386)	(76)%

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

General and administrative expenses. General and administrative expenses increased from $0.8 million for the year ended December 31, 2016 to $6.2 million for the year ended December 31, 2017.  During the year ended December 31, 2016, we did not incur any significant general and administrative costs; however, during the year ended December 31, 2017, we incurred approximately $5.1 million of general and administrative costs in connection with our IPO and $1.1 million of expenses related to being a public company.

Equity-based compensation expenses. Equity-based compensation expenses was $34.9 million for the year ended December 31, 2017 due to the issuance of equity-based compensation in the form of Series B Units on December 31, 2016, which vest over a three-year period.  See Note 5—Long-Term Incentive Plans— to the consolidated financial statements.

Income tax expense. Income tax expense increased from $6.4 million for the year ended December 31, 2016 to $26.2 million for the year ended December 31, 2017.  The increase is primarily due to higher taxable income as a result of the increase in equity in earnings of Antero Midstream  related to the IDRs, net of the increase in general and administrative expenses.

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

Capital Resources and Liquidity

Sources and Uses of Cash

As a result of our interest in IDR LLC, we will receive at least 94% of the cash distributions paid by Antero Midstream on its IDRs.  Our interest in the IDR distributions is our only cash-generating asset.  We expect that income attributable to the IDR distributions from Antero Midstream will be adequate to meet our working capital requirements and expected quarterly cash distributions for at least the next twelve months.  At December 31, 2018, we had a working capital deficit due to our income tax payable, which is based on equity in earnings from unconsolidated affiliates for the year ended December 31, 2018.  The cash distribution attributable to our equity in earnings for the three months ended December 31, 2018 will be received in the first quarter of 2019 when Antero Midstream declares and pays the cash distribution for the fourth quarter, and will be received prior to the due date of our tax payment.

The following table and discussion present a summary of our combined net cash provided by (used in) operating activities and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2016	2017	2018
Net cash provided by operating activities	$9,537	28,080	83,531
Net cash used in financing activities	—	(31,702)	(86,696)
Net increase (decrease) in cash	$9,537	(3,622)	(3,165)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $9.5 million, $28.1 million, and $83.5 million for the years ended December 31, 2016, 2017, and 2018, respectively.  The increase in cash flows from operating activities in 2018 from 2017 of $55.5 million was due to an increase in distributions received from Antero Midstream of $69.7 million, partially offset by a $12.7 million increase in cash income taxes paid.  These changes, together with other working capital items, resulted in the net increase in cash provided by operating activities.

The increase in cash flows from operating activities in 2017 from 2016 of $18.5 million was due to an increase in distributions from Antero Midstream of $43.1 million in 2017 compared to 2016, partially offset by a $5.5 million increase in general and administrative expenses (primarily attributable to the IPO) and a $19.1 million payment in 2017 for 2016 and 2017 income taxes.  These changes, together with other working capital items, resulted in the net increase in cash provided by operating activities.

Cash Flows Used in Investing Activities

We did not have any investing cash flows activities during the years ended December 31, 2016, 2017 or 2018.

Cash Flows Used in Financing Activities

Net cash used in financing activities increased from $31.7 million in 2017 to $86.7 million in 2018, an increase of $55.0 million.  The increase was due to an increase in quarterly cash distributions to our shareholders of $68.2 million, a decrease of $15.7 million in liquidating distributions to Antero Resources Investment LLC, the sole member of ARMM for all periods prior to our IPO, and an increase in distributions to Series B unitholders of $2.3 million.  Net cash used in financing activities for the year ended December 31, 2017 consisted of $15.7 million in pre-IPO income distributed to Antero Resources Investment LLC prior to its liquidation and $16.0 million in quarterly cash distributions to our shareholders.  We did not have any financing cash flows activities during the year ended December 31, 2016.

Credit Facility

On May 9, 2018, we entered into a credit facility (the “Credit Facility”) with a bank, which provides for a line of credit of up to $12 million.  The maturity date of the Credit Facility is May 6, 2019.

The Credit Facility is guaranteed by IDR LLC and secured by a pledge of the Series A Units in IDR LLC and the membership interests in AMP GP.

Interest is payable on borrowings at a variable rate based on the base rate plus a margin rate of interest equal to 1.00% per annum.  The base rate is the highest of (i) the Federal Funds Rate plus ½ of 1%, (ii) the rate of interest in effect for such day as publicly announced from time to time by the Lender as its “prime rate” and (iii) the Eurodollar Rate plus 1.00%.

The Credit Facility contains customary events of default and various affirmative and negative covenants, including a requirement to completely repay amounts outstanding under the line of credit at least once each fiscal quarter.  We were in compliance with all of the financial covenants under the Credit Facility as of December 31, 2018.

At December 31, 2018, we had no borrowings under the Credit Facility.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP.  The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements.  See Note 2—Summary of Significant Accounting Policies to the financial statements for a discussion of additional accounting policies and estimates made by management.

Equity Method Accounting

We use the equity method to account for our investment in Antero Midstream because we have the ability to exercise significant influence over, but not control, Antero Midstream.  Accordingly, we record, in the period in which it is earned, distributions from Antero Midstream associated with our ownership of IDR LLC, which owns 100% of Antero Midstream’s IDRs.  The financial statements of AMGP do not consolidate the accounts of Antero Midstream.  The accounts of Antero Midstream, a variable interest entity, are included in the consolidated financial statements of Antero Resources, the primary beneficiary of Antero Midstream.  See Note 2—Summary of Significant Accounting Policies for further discussion.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we did not have any off-balance sheet arrangements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The nature of our business and operations is such that no activities or transactions are conducted or entered into by us that would require us to have a discussion under this item.

For a discussion of these matters as they pertain to Antero Midstream, please read “Item 7A.  Quantitative and Qualitative Disclosures About Market Risk” of Antero Midstream’s Annual Report on Form 10‑K for the year ended December 31, 2018, which has been included in this filing as Exhibit 99.1 and incorporated herein by reference, as the activities of Antero Midstream have a significant impact on our results of operations and financial position.

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

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this annual report.  Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as December 31, 2018 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our general partner is responsible for establishing and maintaining adequate internal control over financial reporting for us as defined in Rules 13a‑15(f) and 15d‑15(f) of the Exchange Act.  This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of the assets;

(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements.  Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management of our general partner concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, an independent registered public accounting firm which also audited our consolidated financial statements as of and for the year ended December 31, 2018, as stated in their report which appears on page F-2 in this report.

Item 9B.  Other Information

Disclosure pursuant to Section 13(r) of the Securities Exchange Act of 1934

Pursuant to Section 13(r) of the Exchange Act, we may be required to disclose in our annual and quarterly reports to the SEC whether we or any of our “affiliates” knowingly engaged in certain activities, transactions or dealings relating to Iran or with certain individuals or entities targeted by US economic sanctions.  Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.  Because the SEC defines the term “affiliate” broadly, it includes any entity under common “control” with us (and the term “control” is also construed broadly by the SEC).

The description of the activities below has been provided to us by Warburg Pincus LLC (“WP”), affiliates of which: (i) beneficially own more than 10% of our outstanding common shares and are members of the board of directors of our general partner, and (ii) beneficially own more than 10% of the outstanding common stock and are members of the board of directors of Endurance International Group Holdings, Inc. (together with its subsidiaries, “EIGI”).  EIGI may therefore be deemed to be under common “control” with us; however, this statement is not meant to be an admission that common control exists.

The disclosure below relates solely to activities conducted by EIGI.  The disclosure does not relate to any activities conducted by us or by WP and does not involve our or WP’s management. Neither we nor WP has had any involvement in or control over the disclosed activities, and neither we nor WP has independently verified or participated in the preparation of the disclosure.  Neither we nor WP is representing as to the accuracy or completeness of the disclosure nor do we or WP undertake any obligation to correct or update it.

We understand that EIGI intends to disclose the following in its next annual or quarterly SEC report:

On July 25, 2018, the Office of Foreign Assets Control (“OFAC”) designated Electronics Katrangi Trading (“Katrangi”) as a Specially Designated National (“SDN”) pursuant to the Weapons of Mass Destruction Proliferators Sanctions Regulations, 31 C.F.R. Part 544. On July 30, 2018, during a regular compliance scan of EIGI’s user base, EIGI identified the domain SGP-FRANCE.COM (the “Domain Name”) which was listed as a website associated with Katrangi, on one of EIGI’s platforms. The Domain Name was managed using one of EIGI’s platforms by one of its reseller customers.  Accordingly, there was no direct financial transaction between EIGI and the registered owner of the Domain Name and EIGI did not generate any revenue in connection with the Domain Name since Katrangi was added to the SDN list on July 25, 2018.  Upon discovering the Domain Name on its platform, EIGI promptly suspended the Domain Name and removed it from its platform.  EIGI reported the Domain Name to OFAC on August 7, 2018.

On November 6, 2018, EIGI terminated an end customer account (the “End Customer Account”) that EIGI believed to be associated with Arian Bank, which was identified by OFAC as an SDN on November 5, 2018, pursuant to 31 C.F.R. Part 594.  EIGI initially acquired the End Customer Account on January 23, 2014 as part of EIGI’s acquisition of P.D.R Solutions FZC.  EIGI reported the End Customer Account to OFAC as potentially the property of an SDN subject to blocking pursuant to Executive Order 13224.  As of February 1, 2019, EIGI had not received any correspondence from OFAC regarding this matter.

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

We and our general partner have no employees.  All of our officers and other personnel necessary for our business to function (to the extent not outsourced) are employed by Antero Resources.  As a result, the services agreement provides for our payment of an annual fee to Antero Resources for corporate, general and administrative services.  This fee was initially $0.5 million per year and is subject to adjustment on an annual basis based on the CPI.  The fee is also subject to adjustment to reflect any increase in the cost of providing services due to changes in applicable law, rules or regulations and any increase in the scope and extent of the services provided.  The fee will not be decreased below the initial fee unless the type or extent of services provided materially decreases.

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

In addition to the fee and expenses described above, we reimburse Antero Resources for costs and expenses to the extent that such costs and expenses are directly allocable to the provision of services to us, our general partner, or our subsidiaries (other than Antero Midstream and its subsidiaries), including recurring costs associated with being a separate publicly traded entity, and taxes, other than payroll taxes, or other direct operating expenses, paid by Antero Resources for our benefit.  We also reimburse our general partner for any additional expenses incurred on our behalf or to maintain our legal existence and good standing.  There is no limit on the amount of fees and expenses we may be required to pay to affiliates of our general partner on our behalf pursuant to the services agreement.

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

Name	Age	Position With Our General Partner
Paul M. Rady	65	Chairman and Chief Executive Officer
Glen C. Warren, Jr.	63	Director, President and Secretary
Michael N. Kennedy	44	Chief Financial Officer and Senior Vice President
Kevin J. Kilstrom	64	Senior Vice President—Production
Alvyn A. Schopp	60	Chief Administrative Officer, Senior Regional Vice President and Treasurer
Peter R. Kagan	50	Director
W. Howard Keenan, Jr.	68	Director
James R. Levy	42	Director
Brooks J. Klimley	61	Director
Rose M. Robeson	58	Director
Peter A. Dea	65	Director

Paul M. Rady has served as Chief Executive Officer of our general partner since January 2017 and as Chairman of the Board of Directors of our general partner since April 2017 and has served as Chief Executive Officer and Chairman of the Board of Directors of the general partner of Antero Midstream since February 2014.  Mr. Rady was a co‑founder and served as Chief Executive Officer and Chairman of the Board of Directors of Antero Resources since May 2004 and of its predecessor company from its founding in 2002 to its sale to XTO Energy, Inc. in April 2005.  Prior to Antero Resources, Mr. Rady served as President, CEO and Chairman of Pennaco Energy from 1998 until its sale to Marathon in early 2001.  Prior to Pennaco, Mr. Rady was with Barrett Resources from 1990 until 1998 where he initially was recruited as Chief Geologist in 1990, then served as Exploration Manager, EVP Exploration, President, COO and Director and ultimately CEO.  Mr. Rady began his career with Amoco where he served 10 years as a geologist focused on the Rockies and Mid‑Continent.  Mr. Rady is the managing member of Salisbury Investment Holdings, LLC.  Mr. Rady holds a B.A. in Geology from Western Colorado University and M.Sc. in Geology from Western Washington University.

Mr. Rady’s significant experience as a chief executive of oil and gas companies, together with his training as a geologist and broad industry knowledge, enable Mr. Rady to provide the board with executive counsel on a full range of business, strategic and professional matters.

Glen C. Warren, Jr. has served as President and Secretary of our general partner since January 2017 and as a director of our general partner since April 2017 and has served as President and Secretary and as a director of the general partner of Antero Midstream since January 2016, prior to which he served as President, Chief Financial Officer and Secretary and as a director of the general partner of Antero Midstream beginning in February 2014.  Mr. Warren was a co‑founder and served as President, Chief Financial Officer and Secretary and as a director of Antero Resources since May 2004 and of its predecessor company from its founding in 2002 to its sale to XTO Energy, Inc. in April 2005.  Prior to Antero Resources, Mr. Warren served as EVP, CFO and Director of Pennaco Energy from 1998 until its sale to Marathon in early 2001.  Mr. Warren spent 10 years as a natural resources investment banker focused on equity and debt financing and M&A advisory with Lehman Brothers, Dillon, Read and Kidder, Peabody & Co. Mr. Warren began his career as a landman in the Gulf Coast region with Amoco, where he spent six years.  Mr. Warren is the managing member of Canton Investment Holdings, LLC.  Mr. Warren holds a B.A. from the University of Mississippi, a J.D. from the University of Mississippi School of Law and an M.B.A. from the Anderson School of Management at U.C.L.A.

Mr. Warren’s significant experience as a chief financial officer of oil and gas companies, together with his experience as an investment banker and broad industry knowledge, enable Mr. Warren to provide the board with executive counsel on a full range of business, strategic, financial and professional matters.

Michael N. Kennedy has served as our Chief Financial Officer and Senior Vice President of Finance since April 2017 and has served as Chief Financial Officer and Senior Vice President of Finance of the general partner of Antero Midstream since January 2016, prior to which he served as Vice President of Finance of the general partner of Antero Midstream beginning in February 2014.  Mr. Kennedy has also served as Senior Vice President of Finance of Antero Resources since January 2016, prior to which he served as Vice President of Finance of Antero Resources beginning in August 2013.  Mr. Kennedy was Executive Vice President and Chief Financial Officer of Forest Oil Corporation (“Forest”) from 2009 to 2013.  From 2001 until 2009, Mr. Kennedy held various financial positions of increasing responsibility within Forest.  From 1996 to 2001, Mr. Kennedy was an auditor with Arthur Andersen focusing on the Natural Resources industry.  Mr. Kennedy holds a B.S. in Accounting from the University of Colorado at Boulder.

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

Alvyn A. Schopp has served as our Chief Administrative Officer, Regional Senior Vice President, and Treasurer since April 2017 and has served as Chief Administrative Officer, Regional Senior Vice President, and Treasurer of Antero Midstream’s general partner since January 2016, prior to which he served as Chief Administrative Officer, Regional Vice President and Treasurer of Antero Midstream’s general partner beginning in February 2014.  Mr. Schopp has also served as Chief Administrative Officer, Regional Senior Vice President, and Treasurer of Antero Resources since January 2016, as Chief Administrative Officer, Regional Vice President and Treasurer from September 2013 to January 2016, as Vice President of Accounting and Administration and Treasurer from January 2005 to September 2013, as Controller and Treasurer from 2003 to 2005 and as Vice President of Accounting and Administration and Treasurer of Antero Resources’ predecessor company, Antero Resources Corporation, from January 2005 until its sale to XTO Energy, Inc. in April 2005. From 1993 to 2000, Mr. Schopp was CFO, Director and ultimately CEO of T‑Netix.  From 1980 to 1993 Mr. Schopp was with KPMG LLP.  As a Senior Manager with KPMG, he maintained an extensive energy and mining practice.  Mr. Schopp holds a B.B.A. from Drake University.

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

Brooks J. Klimley joined the board of our general partner in connection with our listing on the NYSE in 2017, and serves as a member of the audit committee.  Mr. Klimley served as a director of Antero Midstream, where he also served as a member of the audit committee, from March 2015 until he joined the board of our general partner.  In 2013, Mr. Klimley joined The Silverfern Group, which is focused on private equity co‑investments, after a nearly 25 year career leading investment banking practices covering the energy and mining sectors.  In addition, he has served as an Adjunct Professor at Columbia University’s graduate schools of business and international affairs since 2010.  Previously, Mr. Klimley acted as President of Brooks J. Klimley & Associates, an energy advisory services firm focused on strategy and capital raising for energy and natural resources companies.  Prior to founding his own firm in 2009, Mr. Klimley acted as the President of CIT Energy and held senior leadership positions at a number of financial institutions, including Citicorp, Bear Stearns, UBS and Kidder, Peabody.  Mr. Klimley holds a dual B.A./M.A. in Jurisprudence (Law) from Oxford University and a joint degree in Economics and History from Columbia University.

Mr. Klimley has significant experience with energy companies and investments and broad knowledge of the oil and gas industry.  We believe his background and skill set make Mr. Klimley well‑suited to serve as a member of our board of directors.

Rose M. Robeson joined the board of directors of our general partner in connection with our listing on the NYSE in 2017, and serves as chairman of the audit committee.  Prior to her retirement in March 2014, Ms. Robeson was Senior Vice President & Chief Financial Officer of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, LP from May 2012 until January 2014.  Ms. Robeson also served as Group Vice President and Chief Financial Officer of DCP Midstream LLC from January 2002 to May 2012.  Ms. Robeson served as a director of American Midstream GP, LLC, the general partner of American Midstream Partners, LP (NYSE: AMID) from June 2014 to June 2016.  Ms. Robeson served as a director of Tesco Corporation from November 2015 to December 2017.  Ms. Robeson earned her B.S. degree in accounting from Northwest Missouri State University.  Ms. Robeson became a certified public accountant in 1983 and her license is currently inactive.  Ms. Robeson is a member of the board of directors of SM Energy, an independent energy company engaged in the acquisition, development, and production of crude oil, natural gas and natural gas liquids in onshore North America, and serves as Audit Committee Chair and serves on the Nominating and Governance Committee.  Ms. Robeson is also a director of Newpark Resources (NYSE: NR), a worldwide provider of drilling fluids systems and composite matting systems used in oilfield services, and serves on the Audit, Compensation, and Nominating and Governance committees.

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

Peter Dea has served as a director of our general partner since April 2018.  He is the Co-Founder and Executive Chairman of Confluence Resources LP, a Denver, Colorado-based oil and gas exploration and production company, and has been with the company since its inception in September 2016.  Mr. Dea also serves  on  the  Boards  of  Encana  Corporation and  Liberty  Oilfield Services.  Additionally, Mr. Dea served as Co-Founder, President and CEO of Cirque Resources LP since its inception in May 2007 and served as President, CEO and a Director of Western Gas Resources, Inc., from 2001 through their merger with Anadarko Petroleum Corporation in 2006.  He joined Barrett Resources Corporation in 1993 and was CEO from 1999 and Chairman of the Board from 2000 until its sale in 2001 to Williams.  Prior to joining Barrett, Mr. Dea held various management and geologic positions for Exxon Company USA.  In addition to receiving geology degrees from the University of Montana, MS, and Western Colorado University, BA, he also attended the Harvard Business School Advanced Management Program.

Mr. Dea brings to the Board 35 years of experience and leadership in the exploration and development of multiple shale plays across the U.S., further supporting AMGP’s and its affiliates’ integrated long-term strategy and focus. We believe his background and skill set make Mr. Dea well‑suited to serve as a member of our board of directors and audit committee.

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

Audit Committee

Rules implemented by the NYSE and SEC require us to have an audit committee comprised of at least three directors who meet the independence and experience standards established by the NYSE and the Exchange Act.  Messrs. Klimley and Dea serve on our audit committee, and Ms. Robeson serves as the Chairman of the committee.  As required by the rules of the SEC and listing standards of the NYSE, the audit committee currently consists solely of independent directors under the standards established by the NYSE and the Exchange Act.  SEC rules also require that a public company disclose whether or not its audit committee has an “audit committee financial expert” as a member.  An “audit committee financial expert” is defined as a person who, based on his or her experience, possesses the attributes outlined in such rules.  Our board of directors believes that Ms. Robeson possesses substantial financial experience based on her extensive experience in finance as it relates to the oil and gas industry as the former CFO of DCP Midstream LLC.  As a result of these qualifications, we believe Ms. Robeson satisfies the definition of “audit committee financial expert.”

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

On February 26, 2018, we announced that the board of directors of our general partner formed a conflicts committee composed solely of directors who satisfy the requirements for serving on our general partner’s conflicts committee in conjunction with the formation of the special committee at Antero Resources, and a conflicts committee at Antero Midstream.  In connection with the conflicts committee’s efforts to explore, review and evaluate potential transactions involving AMGP, on October 9, 2018, we announced that we had entered into the Simplification Agreement, pursuant to which, among other things, (1) we will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation; (2) an indirect, wholly owned subsidiary of New AM will be merged with and into Antero Midstream, with Antero Midstream surviving the merger as an indirect, wholly owned subsidiary of New AM and (3) all the issued and outstanding Series B Units representing limited liability company interests of IDR LLC will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s Common Stock.  As a result of the Transactions, Antero Midstream will be a wholly owned subsidiary of New AM and our former shareholders, unitholders of Antero Midstream and holders of Series B Units will each own New AM’s common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires executive officers and board members of our general partner and persons who beneficially own more than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of all such reports.

Based solely upon our review of reports received by us, or representations from certain reporting persons that no filings were required, we believe that all of the officers and board members of our general partner and persons who beneficially owned more than 10% of our common units complied with all applicable filing requirements during fiscal year 2018.

Item 11.  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS
Overview

Neither we nor our general partner have any employees.  All of the executive officers of our general partner and other personnel who provide services to our business are employed by Antero Resources.  This Item 11 provides information relating to the compensation of the following named executive officers of our general partner, whom we refer to herein collectively as our “Named Executive Officers”:

2018 Named Executive Officers

Name	Principal Position
Paul M. Rady	Chairman of the Board and Chief Executive Officer
Glen C. Warren, Jr.	Director, President and Secretary
Michael N. Kennedy	Chief Financial Officer and Senior Vice President—Finance
Alvyn A. Schopp	Chief Administrative Officer, Regional Senior Vice President and Treasurer
Kevin J. Kilstrom	Senior Vice President—Production

Our Named Executive Officers currently receive all of their compensation and benefits for services provided to our business from Antero Resources, Antero Midstream and IDR LLC.  All decisions regarding the compensation of our Named Executive Officers, other than with respect to long-term equity incentive awards under the Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream LTIP”) and Series B Units issued by IDR LLC, are made by the compensation committee of Antero Resources’ board of directors (the “Compensation Committee”).  Pursuant to the services agreement that we have entered into with Antero Resources and our general partner, we are required to reimburse Antero Resources for a proportionate amount of compensation expenses incurred on our behalf.  Although we bear an allocated portion of Antero Resources’ costs of providing such compensation and benefits to our Named Executive Officers, we have no control over such costs and do not establish or direct the compensation policies or practices of Antero Resources, Antero Midstream or IDR LLC.

The following Compensation Discussion and Analysis provides an overview of compensation policies and programs applicable to our Named Executive Officers and describes the compensation objectives, policies and practices with respect to our Named Executive Officers.  The elements of compensation provided by Antero Resources and the Compensation Committee’s decisions with respect to our Named Executive Officers’ compensation are not subject to approval by the Board.  Certain members of the Board are members of the board of directors of Antero Resources. Messrs. Kagan, Keenan and Levy served on our Board and the board of directors of Antero Resources in 2018.  As used in this Item 11 (other than in this “Overview” and the “Compensation of Directors” section below), references to “our,” “we,” “us,” the “Company,” and similar terms refer to Antero Resources, references to the “Board” or “Board of Directors” refer to the board of directors of Antero Resources, and references to the Partnership refer to Antero Midstream.

The following discussion provides information about our compensation decisions and policies with regard to our Named Executive Officers for the 2018 fiscal year, and is intended to provide investors with the information necessary to understand our compensation policies and decisions.  It also provides context for the disclosure included in the executive compensation tables below.

2018 Say-on-Pay Advisory Vote

At the Company’s 2018 annual meeting, the stockholders of the Company were asked to approve, on an advisory basis, the compensation of the Named Executive Officers.  Advisory votes in favor of our executive compensation program were cast by over 98% of the shares of common stock of the Company counted as present and entitled to vote at the Company’s 2018 annual meeting.  The Compensation Committee took the results of the “Say on Pay” vote in account when evaluating the compensation of the Named Executive Officers in 2018.  We have continued, and plan to continue, engaging in ongoing shareholder outreach regarding corporate governance generally, including executive compensation programs.

Compensation Philosophy and Objectives of Our Compensation Program

Since our inception, our compensation philosophy has been predominantly focused on recruiting individuals who are motivated to help us achieve superior performance and growth.  Our company was founded by entrepreneurs whose strategy was to employ high-impact executives who are extremely effective at sparking superior performance with low overhead.  These highly qualified and experienced individuals have contributed to the continued success of our Company, driving an 20% compound annual growth rate in debt-adjusted net production per share and a 21% compound annual growth rate in oil and gas net proved reserves since the Company’s 2013 IPO.

Historically, to achieve our objectives, we sought to implement a compensation program that reflected the unique strategy and entrepreneurial culture of our organization.  Specifically, we sought to reward our Named Executive Officers by emphasizing long-term equity-based incentive compensation, which allowed our senior leaders to build significant ownership in the Company.  We believe this approach served to motivate our Named Executive Officers and align their interests with those of the Company and our shareholders.  Our Named Executive Officers currently hold approximately 9% of our outstanding shares, which ensures they identify with the best interests of our shareholders.

As the Company continues to mature, we are continuing to transition from an entrepreneurial-based management incentive structure to a more traditional compensation program.  This transition called for us to make certain modifications to our compensation philosophy and attendant adjustments in our compensation program.  More specifically, our goal is to focus on returns and value creation per share that will reward more disciplined capital investment, efficient operations, and free cash flow generation.  In addition, for calendar year 2018, we adopted a simplified annual incentive program that focuses on four key performance metrics.  Further, our compensation program targets the market median for all elements of our Named Executive Officers’ compensation.  We believe these changes to our compensation philosophy and practices promoted a stronger alignment between Named Executive Officer pay and Company performance, and deliver greater value to our shareholders as our Company continues to grow and mature.

Compensation Best Practices

The following table highlights the compensation best practices we follow:

What We Do	What We Don’t Do

✓Use a representative and relevant peer group

✓Target the market median for all elements of Named Executive Officers’ compensation

✓Apply robust minimum stock ownership guidelines

✓Link annual incentive compensation to the achievement of objective pre-established performance goals tied to operational and strategic priorities

✓Evaluate the risk of our compensation programs

✓Use and review compensation tally sheets

✓Provide 100% long-term incentive awards in the form of performance-based equity

✓Use an independent compensation consultant

✓Maintain a clawback policy

✗No tax gross ups for executive officers

✗No “single-trigger” change-in-control cash payments

✗No excessive perquisites

✗No severance arrangements for Named Executive Officers

✗No guaranteed bonuses for Named Executive Officers

✗No management contracts

✗No re-pricing, backdating or underwater cash buy-outs of options or stock appreciation rights

✗No hedging or pledging of Company stock

✗No separate benefit plans for Named Executive Officers

✗No granting of stock options with an exercise price less than the fair market value of the Company’s common stock on the date of grant

Implementing Our Compensation Program Objectives

Role of the Compensation Committee

The Compensation Committee oversees all matters of our executive compensation program and has the final decision-making authority on all executive compensation matters.  Each year, the Compensation Committee reviews, modifies (if necessary), and approves our peer group, corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer (“CEO”) and other executive officers, and the executive compensation program.  In addition, the Compensation Committee is responsible for reviewing the performance of the CEO and the Company’s President, Chief Financial Officer and Secretary (“President/CFO”) within the framework of our executive compensation goals and objectives.  Based on this evaluation, the Compensation Committee sets the compensation of the CEO and the President/CFO.

The CEO and the President/CFO typically provide recommendations to the Compensation Committee regarding the compensation levels for the other executive officers and for our executive compensation program as a whole.  In making their recommendations, the CEO and the President/CFO consider each executive officer’s performance during the year, the Company’s performance during the year, and comparable company compensation levels and independent oil and gas company compensation surveys.  The Compensation Committee considers these recommendations when reviewing the performance of, and setting compensation for, the other executive officers.

Actual compensation decisions for individual officers are the result of a subjective analysis of a number of factors, including the individual officer’s role within our organization, performance, experience, skills or tenure with us, changes to the individual’s position, and relevant trends in compensation practices.  The Compensation Committee also considers a Named Executive Officer’s current and prior compensation when setting future compensation.  Specifically, current compensation is considered a base, and the Compensation Committee determines whether adjustments to that base are necessary to retain the executive in light of competition and to provide continuing performance incentives.  Thus, the Compensation Committee’s decisions regarding compensation are the result of the exercise of judgment based on all reasonably available information and, to that extent, compensation is discretionary.

Role of External Advisors

The Compensation Committee has the authority to retain an independent executive compensation consultant.  For 2018, the Compensation Committee retained Frederic W. Cook & Co., Inc. (“F.W. Cook”).  In compliance with the SEC and NYSE disclosure requirements, the Compensation Committee reviewed the independence of F.W. Cook under six independence factors.  After its review, the Compensation Committee determined that F.W. Cook was independent.

In 2018, F.W. Cook:

•	Collected and reviewed all relevant company information, including our historical compensation data and our organizational structure;
•	With input from management, established a peer group of companies to use for executive compensation comparisons;
•	Assessed our compensation program’s position relative to market for our Named Executive Officers and stated compensation philosophy;
•	Prepared a report of its analysis, findings and recommendations for our executive compensation program; and
•	Completed other ad hoc assignments, such as helping with the design of incentive arrangements.

F.W. Cook’s reports were provided to the Compensation Committee in 2018 and also used by Messrs. Rady and Warren in making their recommendations to the Compensation Committee.

Competitive Benchmarking

When assessing the soundness of our compensation programs, the Compensation Committee compares the pay practices for our Named Executive Officers against the pay practices of other companies.  This process recognizes our philosophy that our compensation practices should be competitive, though marketplace information is only one of the many factors we consider.

Messrs. Rady and Warren used market compensation data provided by F.W. Cook to assess the total compensation levels of our top five executives relative to market, and to make recommendations to the Compensation Committee.  Market data is developed by comparing each executive officer’s compensation with that of officers in similar positions with companies in our Peer Group (described below) and with those in the E&P industry in general.  To the extent possible, we consider the specific responsibilities assumed by our executives and those assumed by executives at other organizations (based on peer SEC filings) to determine whether the positions are comparable.  We give greater weight to Peer Group data if a position appears comparable to the position of one of our Named Executive Officers.  Otherwise, we supplement Peer Group data with industry data from the 2018 Oil and Gas E&P Industry Compensation Survey prepared by Effective Compensation, Incorporated.

Peer Group

In 2018, F.W. Cook identified a peer group of onshore publicly traded oil and gas companies that are reasonably similar to us in terms of size and operations.  We refer to the following 17 companies as the “Peer Group”:

• Cabot Oil & Gas Corporation	• Parsley Energy, Inc.
• Cimarex Energy Co.	• Pioneer Natural Resources Company
• CNX Resources Corporation	• QEP Resources, Inc.
• Concho Resources Inc.	• Range Resources Corporation
• Continental Resources Corporation	• SM Energy Company
• Devon Energy Corporation	• Southwestern Energy Company
• Diamondback Energy, Inc.	• Whiting Petroleum Corporation
• EQT Corporation	• WPX Energy, Inc.
• Noble Energy, Inc.

Two members of our 2017 peer group, Energen Corporation and Newfield Exploration Company, were removed from our Peer Group for 2018 due to pending acquisitions at the time of the review, and three companies, CNX Resources Corporation, Diamondback Energy, Inc. and Parsley Energy, Inc., were added to the Peer Group based on similar size and operational scale.

Positioning Versus Market

Beginning in 2018, we determined that it was appropriate to target the median of the Peer Group for base salaries, annual cash incentive awards, and long-term equity-based incentive awards.  This is a reduction from 2017, when compensation was targeted at the 75th percentile.  This reduction was adopted in response to our 2017 say-on-pay vote and feedback received from our shareholder outreach program.  As noted throughout this Compensation Discussion and Analysis, target compensation is only one of many factors considered by the Compensation Committee when setting compensation levels for our Named Executive Officers.

Elements of Direct Compensation

Our Named Executive Officers’ compensation includes the key components described below.

Pay Component	Form of Pay	How Amount is Determined	Objective
Base salary	Cash	Market-competitive amount that reflects the executive’s relative skills, responsibilities, experience and contributions	Provide a minimum, fixed level of cash compensation
Annual incentive awards	Cash	Performance against four metrics	Encourage performance that is aligned with our business strategy and that should lead to long-term shareholder value
Long-term incentive awards	100% performance share units	Three-year return on capital employed; and three-year absolute total shareholder return, as adjusted by relative total shareholder return compared to the Peer Group	Encourage performance that delivers value to shareholders through stock price appreciation

For 2018, these components, at target, were distributed as shown below for our CEO and our other Named Executive Officers:

Base Salaries

Base salaries are designed to provide a minimum, fixed level of cash compensation for services rendered during the year. In addition to providing a base salary that is competitive with salaries paid by other independent oil and gas exploration and production companies, the Compensation Committee also considers whether our pay levels appropriately align each Named Executive Officer’s base salary level relative to the base salary levels of our other officers.  Our objective is to have base salaries that accurately reflect each officer’s relative skills, experience and contributions to the Company.  To that end, annual base salary adjustments are based on a subjective analysis of many individual factors, including:

•	the responsibilities of the officer;
•	the period over which the officer has performed these responsibilities;
•	the scope, level of expertise, and experience required for the officer’s position;
•	the strategic impact of the officer’s position; and
•	the potential future contribution and demonstrated individual performance of the officer.

In addition to the individual factors listed above, the Compensation Committee considers our overall business performance and implementation of Company objectives when determining annual base salaries.  While these metrics generally provide context for making salary decisions, base salary decisions do not depend on attainment of specific goals or performance levels and no specific weighting is given to one factor over another.

Base salaries are reviewed annually, but are not necessarily increased if the Compensation Committee believes that (1) our executives are currently compensated at proper levels in light of Company performance or external market factors, or (2) an increase or addition to other elements of compensation would be more appropriate in light of our stated objectives.

In February 2018, after comparing base salary levels to those of similarly situated executives in the Peer Group and considering the individual and business factors described above, Messrs. Rady and Warren recommended to the Compensation Committee that the Named Executive Officers other than themselves receive a 3% base salary increase to reflect increases in cost of living, as reflected in the table below.  The Compensation Committee approved this recommendation.

Executive Officer	Base Salary as of March 2017	Base Salary as of March 2018	Percentage Increase
Paul M. Rady	$ 858,000	$ 858,000	0%
Glen C. Warren, Jr.	$ 645,000	$ 645,000	0%
Alvyn A. Schopp	$ 432,000	$ 444,960	3%
Kevin J. Kilstrom	$ 432,000	$ 444,960	3%
Michael N. Kennedy	$ 375,000	$ 386,250	3%

Annual Cash Incentive Awards

Purpose and Operation

Annual cash incentive payments, which we also refer to as cash bonuses, are a key component of each Named Executive Officer’s annual compensation package.  Historically, the Compensation Committee used an annual discretionary cash bonus.  However, based on recommendations from F.W. Cook, the Compensation Committee implemented a formal annual incentive plan design beginning in fiscal 2014.  This annual incentive plan is based on a balanced scorecard that is used to measure our performance.

As part of a more structured annual incentive program, we adopted bonus targets for each of the Named Executive Officers, expressed as a percentage of base salary.  These targets, which were determined based on our compensation strategy of providing incentive compensation opportunities that are competitive with the market median, are listed below.

Executive Officer	2018 Target Bonus (as a % of base salary)
Paul M. Rady	120%
Glen C. Warren, Jr.	100%
Alvyn A. Schopp	85%
Kevin J. Kilstrom	85%
Michael N. Kennedy	85%

Performance Metrics

For 2018, based on the feedback received from our shareholders in connection with the Company’s outreach program, the Compensation Committee decided to alter the structure of our annual incentive program.  We believe the new, simplified design of the annual incentive program implemented for 2018 provides a more transparent bonus structure with more objectively determinable payouts.  We also believe the new structure is more consistent with our shareholders’ investment experience.  The Compensation Committee selected the four metrics described below for the 2018 fiscal year under our annual incentive plan.  These metrics, which were specifically chosen for their importance in supporting the strategic initiatives we have established for 2018, are weighted equally in calculating annual bonuses.  The following tables shows the results of the 2018 annual incentive program:

Weighting Factor	Selected Metrics	Threshold Performance	Target Performance	Maximum Performance	Actual Performance	Performance (% of Target)	Weighted Score
25%	Debt-Adjusted Net Production Growth per Share (1)	9%	13%	18%	13%	100%	25%
25%	Net Debt/EBITDAX (2)	2.5x	2.1x	1.8x	2.2x	88%	21.88%
25%	Free Cash Flow (3)	$(170 million)	$20 million	$215 million	$(303 million)	0%	0%
25%	Safety and Environmental (4)	0.800 TRIR	0.580 TRIR	.300 TRIR	0.554 TRIR	106%	8.83%
		0.100 LTIR	0.080 LTIR	.030 LTIR	0.077 LTIR	109%	9.11%
		—	0 Notices	—	0 Notices	100%	8.33%
100%						TOTAL	73.15%

(1)	Debt-Adjusted Net Production Growth per Share

Definition.  Annual production volumes divided by debt-adjusted shares.  Debt-adjusted shares represent current shares outstanding plus the quotient of total debt at year end 2018, divided by the weighted average share price during 2018.

Rationale.  Production volumes are critical to our profitability.  Measuring those volumes on a debt-adjusted per-share basis motivates management to produce those volumes in a capital-efficient manner.

(2)	Net Debt/EBITDAX

Definition.  Year-end 2018 net debt divided by 2018 full-year adjusted EBITDAX.

Rationale.  Managing the balance sheet leverage is essential for growing the business efficiently.  Net Debt/EBITDAX is a key debt coverage ratio that motivates management to minimize debt relative to cash flow.

(3)	Free Cash Flow

Definition.  Stand-alone E&P adjusted operating cash flow, less stand-alone E&P drilling and completion capital, less land maintenance capital.

Rationale.  Measuring and rewarding Free Cash Flow directly supports our go-forward strategy of sustainable free cash flow growth by motivating management to optimize operating cash flow relative to upstream capital budgets.

(4)	Safety and Environmental

Definition.  The Company measured performance in the Safety and Environmental performance category through several lagging indicators:

•

Lost Time Incident Rate (“LTIR”).  This metric refers to the number of lost time injuries (i.e., work-related injuries that result in an employee being unable to perform normal work duties the work day following the injury event).  LTIR is calculated first by multiplying the total number of lost time injuries by 200,000, and then dividing that product by the number of labor hours for the recording period.

•

Total Recordable Incident Rate (“TRIR”).  This metric refers to the number of OSHA recordable injuries/illnesses (i.e., work-related injuries/illnesses that result in medical intervention beyond first aid).  TRIR is calculated first by multiplying the total number of recordable injuries/illnesses by 200,000, and then dividing that product by the number of labor hours for the recording period.
•

Environmental.  Performance with respect to this metric is attained if there are no major environmental related Notices of Violation (fines not exceeding $100,000) occurring during the measurement period.

In addition, the Company monitored several leading indicators in determining performance for the Safety and Environmental performance category.  Leading indicators are proactive, preventative and predictive measures that provide current information regarding the effective performance, activities and processes of a Safety and Environmental system that may help identify, eliminate or control risks in the workplace.  Management reviewed the progress of each leading indicator throughout 2018 and assessed if performance was adequate in light of the Company’s operation.  These leading indicators include: HSSE training, Operational Safety Steering Team activities, Corrective Action/Preventative Action closeout, Environmental Compliance Audit Score, Operational Risk Register Reviews, and Field Safety Committee meeting compliance.

Rationale.  Maintaining a safe work environment and sustainable environmental record is critical to the success of the business and execution of our strategy. Measuring safety and environmental metrics motivates all participants to maintain focus on these metrics.

2018 Annual Incentive Program Payouts

The Compensation Committee evaluated the 2018 annual incentive scorecard and considered the factors noted above.  Our performance for 2018 resulted in a payout calculation of 73.15%.  The Compensation Committee elected to pay 2018 annual incentive bonuses in March 2019 in the amounts shown below for the Named Executive Officers.  There were no adjustments for individual performance.

Executive Officer	2018 Target Bonus ($)	Performance Achievement Level (Percentage of Target)	Actual 2018 Bonus ($)
Paul M. Rady	1,029,600	73.15%	753,140
Glen C. Warren, Jr.	645,000	73.15%	471,810
Alvyn A. Schopp	378,216	73.15%	276,661
Kevin J. Kilstrom	378,216	73.15%	276,661
Michael N. Kennedy	328,313	73.15%	240,157

We are aware that equity prices for E&P companies remain depressed.  However, we believe that the results of our annual incentive program are appropriate and aligned with the interests of our shareholders.  We consider the results of this program to have a direct correlation to the actions of our management team.  Payments under the annual incentive plan will help us to retain and reward the executive team that is responsible for our success.

Long-Term Equity-Based Incentive Awards

Long-Term Incentive Awards Granted in 2018

Based on feedback received from our shareholders in connection with our outreach program, the Compensation Committee adjusted our compensation philosophy with respect to long-term equity-based awards to better reflect our shareholders’ investment experience in the Company.  Specifically, equity awards granted in 2018 targeted the market 50th percentile of the Peer Group, resulting in a reduced grant value for each Named Executive Officer (in the aggregate, grant values for 2018 were reduced 23% compared to grant values for 2017).  In 2018, all long-term incentive awards for our Named Executive Officers were in the form of performance share units granted under the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”).  The number of performance share units granted to our Named Executive Officers in 2018 are described more fully under “Grants of Plan-Based Awards for Fiscal Year 2018” below.

Of the performance share units granted in 2018, 70% were based on absolute total shareholder return, or “TSR”, with a relative TSR modifier (the “TSR PSUs”), and 30% were based on return on capital employed, or “ROCE” (the “ROCE PSUs”).  The Compensation Committee selected these metrics as they provide for a rigorous framework that rewards the Named Executive Officers for improving absolute stock price, while measuring the Company’s performance against industry peers as well.  ROCE was added as a performance metric because it motivates the Named Executive Officers to make decisions that result in efficient deployment of capital in the business.  Additionally, ROCE is a metric that many investors consider when assessing the performance of companies in the oil and gas sector.

In order to achieve payout under the TSR PSUs, the Company’s absolute TSR must be at least 50% of the target price of $24.97 (the “Target Price”) at the end of the three-year performance period on April 15, 2021, with the payout, subject to adjustment as described below, determined as follows:

Performance Level	Absolute TSR	Performance Payout % (Pre-Adjustment)
Below Threshold	< 50% of Target Price	0%
Threshold	50% of Target Price	50%
Target	Target Price	100%
Maximum	≥ 150% of Target Price	150%

Following determination of the absolute TSR, the payout of the TSR PSUs may be adjusted to reflect our TSR performance relative to our peer group over the performance period.  A relative TSR ranking of less than the 25th percentile results in a negative 50% adjustment to the payout of the TSR PSUs, and a relative TSR ranking of greater than the 75th percentile results in a positive 50% adjustment to the payout of the TSR PSUs.  A relative TSR ranking of between the 25th percentile and the 75th percentile would not result in an adjustment to the payout of the TSR PSUs.

In order to achieve payout under the ROCE PSUs, the Company’s ROCE must be at least 85% of 8.7% (the “Target ROCE”) at the end of the three-year performance period on December 31, 2020, with the payout determined as follows:

Performance Level	ROCE	Performance Payout %
Below Threshold	< 85% of Target ROCE	0%
Threshold	85% of Target ROCE	50%
Target	Target ROCE	100%
Maximum	≥ 115% of Target ROCE	200%
Other Benefits

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

Retirement Benefits

We maintain an employee retirement savings plan through which employees may save for retirement or future events on a tax-advantaged basis.  Participation in the 401(k) plan is at the discretion of each individual employee, and our Named Executive Officers participate in the plan on the same basis as all other employees.  The plan permits us to make discretionary matching and non-elective contributions.  Since January 1, 2014, the Company has matched 100% of the first 4% of eligible compensation that employees contribute to the plan, but on January 1, 2019, the Company increased its match to the first 6% of eligible compensation that employees contribute to the plan.  These matching contributions are immediately fully vested.

Perquisites and Other Personal Benefits

We believe the total mix of compensation and benefits provided to our Named Executive Officers is currently competitive. Therefore, perquisites do not play a significant role in our Named Executive Officers’ total compensation.

Impact of Simplification Transaction

As described in “Item 13.  Certain Relationships and Related Transactions and Director Independence—Agreements Related to the Transactions,” we, AMGP and certain of their affiliates entered into a Simplification Agreement.  In connection with the Transactions contemplated by the Simplification Agreement, outstanding phantom units under the Midstream LTIP and Series B Units in IDR LLC held by certain of our Named Executive Officers will be converted or exchanged as described below.  The Transactions will not constitute a "change in control" transaction under the applicable compensation arrangements, thus there are no change in control payments due to the executive officers in connection with the Transactions. As a result, there are no payments that will be made to named executive officers that are based on or otherwise related to the Transactions.

Antero Midstream Phantom Units

Our Named Executive Officers spend a portion of their time providing services to the Partnership, and thus are entitled to receive grants of equity-based awards under the Partnership’s Long Term Incentive Plan (the “Midstream LTIP”).  In November 2014, each of our Named Executive Officers was granted phantom units under the Midstream LTIP in connection with the initial public offering of the Partnership.  In April 2016 and 2017, each of our Named Executive Officers was granted additional phantom units under the Midstream LTIP as compensation for their additional services provided to the Partnership.  No phantom units under the Midstream LTIP were granted during 2018.  Phantom units granted under the Midstream LTIP generally represent the right to receive common units of the Partnership upon vesting.

At the effective time of the Transactions, each outstanding phantom unit under the Midstream LTIP, including those held by our Named Executive Officers, will be converted into a restricted stock unit or similar award of New AM with substantially the same terms and conditions (including with respect to vesting) applicable to such phantom unit award immediately prior to the effective time of the Transactions, representing the right to receive a number of shares of common stock of New AM equal to (i) the number of common units of the Partnership subject to such phantom unit award immediately prior to the effective time of the Transactions, multiplied by (ii) (A) 1.6350, plus (B) $3.415 divided by the average of the 20-day volume weighted average trading price per common share representing limited partner interests in AMGP prior to the election deadline.  Additionally, all distribution equivalent rights granted in tandem with a corresponding phantom unit award will be converted into a distribution equivalent right or similar award of New AM with substantially the same terms and conditions (including with respect to vesting) applicable to such distribution equivalent right immediately prior to the effective time of the Transactions, representing the right to receive (i) any balance accrued on such distribution equivalent right as of the effective time of the Transactions and (ii) any dividends paid or distributions made by New AM from and after the effective time of the Transactions with respect to the number of shares of common stock of New AM subject to the converted phantom unit award to which such converted distribution equivalent right relates.

Series B Units in IDR LLC

IDR LLC was formed to hold 100% of the Partnership’s IDRs.  As of December 31, 2018, Messrs. Rady, Warren and Kennedy held 48,000, 32,000 and 4,000, respectively, of the 98,600 outstanding Series B Units in IDR LLC.  To the extent vested, the Series B Units in IDR LLC entitle the holders thereof to receive, subject to the terms and provisions of the IDR LLC Agreement and the incentive unit award agreements pursuant to which the awards were granted, a proportionate amount of up to 6% of any future profits of IDR LLC that result from any distributions on the Partnership’s IDRs that are held by IDR LLC in excess of $7.5 million per quarter.  Unvested Series B Units in IDR LLC are not entitled to receive any distributions; however, in connection with any subsequent distribution on the Partnership’s IDRs following the date an unvested Series B Unit in IDR LLC becomes vested, the holder of such vested Series B Unit in IDR LLC is entitled to receive an additional distribution equal to the aggregate amount of distributions that would have been made with respect to such Series B Unit in IDR LLC during the period in which such Series B Unit was unvested if such Series B Unit had been vested.

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

The remaining unvested Series B Units in IDR LLC issued to Messrs. Rady and Warren on December 31, 2016, will become vested on December 31, 2019, so long as the applicable executive remains continuously employed by us or one of our affiliates through such date.  The remaining unvested Series B Units in IDR LLC issued to Mr. Kennedy on January 10, 2017 will become vested on December 31, 2019, so long as Mr. Kennedy remains continuously employed by us or one of our affiliates through such date.  The potential acceleration and forfeiture events relating to these units are described in greater detail under the heading “Potential Payments Upon Termination or Change of Control” below.

Pursuant to the Simplification Agreement, AMGP, as the managing member of IDR Holdings, and Messrs. Rady and Warren, as the holders of a majority of the Series B Units, entered into an amendment to the IDR Holdings LLC Agreement to facilitate the Series B Exchange.  At the effective time of the Transactions, each holder of Series B Units in IDR LLC, including our Named Executive Officers, will transfer each Series B Unit in IDR LLC it owns (vested and unvested) in exchange for (i) 176.0041 shares of common stock of New AM, which will be subject to the terms set forth in the limited liability company agreement of IDR LLC (the “IDR LLC Agreement”) and will vest in accordance with the applicable equity grant agreement pursuant to which the Series B Unit in IDR LLC was originally issued, (ii) an amount in cash equal to the unpaid distributions (other than tax distributions) declared with respect to vested Series B Units in IDR LLC, if any, pursuant to the distribution provisions of the IDR LLC Agreement, and (iii) an amount in cash to be deposited into an escrow account equal to the distributions declared with respect to unvested Series B Units in IDR LLC, excluding any amounts attributable to any distributions made with respect to unvested Series B Units in IDR LLC after December 31, 2018 but prior to the effective time of the Transactions. Holders of Series B Units in IDR LLC, including our Named Executive Officers who hold Series B Units, will not be entitled to receive any distributions paid by IDR LLC or dividends paid by New AM during the 12 months ending December 31, 2019 that are payable on any Series B Units in IDR LLC or shares received in exchange for such Series B Units, as applicable, that are scheduled to vest on December 31, 2019.

Other Matters

Employment, Severance or Change-in-Control Agreements

We do not maintain any employment, severance or change-in-control agreements with any of our Named Executive Officers.

As discussed below under “Potential Payments Upon a Termination or a Change in Control,” any of Messrs. Rady, Warren, Schopp, Kilstrom or Kennedy could be entitled to receive accelerated vesting of his restricted stock units in the Company, Series B Units in IDR LLC or phantom units in the Partnership, as applicable (including shares of common stock of New AM received in exchange for such Series B Units in IDR LLC or phantom units in the Partnership), that remain unvested upon his termination of employment with us under certain circumstances or upon the occurrence of certain corporate events.  The Transactions will not result in accelerated vesting of such awards or the Series B Units.

Share Ownership Guidelines

Under AMGP’s share ownership guidelines adopted in 2017, our executive officers are required to own a minimum number of AMGP common shares within five years of the adoption of the guidelines or within five years of becoming an executive officer, whichever is later.  Specifically, each of our executive officers is required to own AMGP common shares having an aggregate fair market value equal to at least a designated multiple of the executive officer’s base salary, as shown below.

Officer Level	Ownership Guideline
Chief Executive Officer, President, and Chief Financial Officer	5x annual base salary
Vice President	3x annual base salary
Other Officers (if applicable)	1x annual base salary

These share ownership guidelines are designed to align our executive officers’ interests more closely with those of AMGP’s shareholders.

Tax and Accounting Treatment of Executive Compensation Decisions

Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), generally imposes a $1 million limit on the amount of compensation paid to “covered employees” (as defined in Section 162(m)) that a public corporation may deduct for federal income tax purposes in any year.  The “Tax Cuts and Jobs Act,” enacted in 2017, repealed the performance-based compensation exception to the Section 162(m) deduction limitation for tax years beginning after December 31, 2017.  In addition, the Tax Cuts and Jobs Act generally expanded the scope of who is considered a “covered employee.”  With these changes, compensation paid to certain of our executives will be subject to the $1 million per year deduction limitation imposed by Section 162(m) unless such compensation qualifies for the transition relief applicable to certain compensation arrangements in place as of November 2, 2017.  While we will continue to monitor our compensation programs in light of the deduction limitation imposed by Section 162(m), our Compensation Committee considers it important to retain the flexibility to design compensation programs that are in the best long-term interests of the Company and our shareholders.  As a result, we have not adopted a policy requiring that all compensation be fully deductible.  The Compensation Committee may conclude that paying compensation at levels in excess of the limits under Section 162(m) is nevertheless in the best interests of the Company and our shareholders.  Given changes made to Section 162(m), it is likely that the Company will not be able to deduct for federal income tax purposes a portion of the compensation paid to our Named Executive Officers in 2018.

Many other Code provisions and accounting rules affect the payment of executive compensation and are generally taken into consideration as our compensation arrangements are developed.  Our goal is to create and maintain compensation arrangements that are efficient, effective and in full compliance with these requirements.

Risk Assessment

We have reviewed our compensation policies and practices to determine if they create risks that are reasonably likely to have a material adverse effect on our Company.  In connection with this risk assessment, we reviewed the design of our compensation and benefits program and related policies and determined that certain features of our programs and corporate governance generally help mitigate risk.  Among the factors considered were the mix of cash and equity compensation, the balance between short- and long-term objectives of our incentive compensation, the degree to which programs provide for discretion to determine payout amounts, and our general governance structure.

Our Compensation Committee believes that our approach of evaluating overall business performance and implementation of company objectives assists in mitigating excessive risk-taking that could harm our value or reward poor judgment by our executives. Several features of our programs reflect sound risk-management practices.

•

The Compensation Committee believes our overall compensation program provides a reasonable balance between short- and long-term objectives, which helps mitigate the risk of excessive risk-taking in the short term.

•

The metrics that determine ultimate value awarded under our incentive compensation programs are associated with total company value.  We do not believe these metrics create pressure to meet specific financial or individual performance goals.

•

The performance criteria reviewed by the Compensation Committee in determining cash bonuses are based on overall performance relative to continually evolving objectives, and the Compensation Committee uses its subjective judgment in setting bonus levels for our officers.  This is consistent with the Compensation Committee’s belief that applying company-wide objectives encourages decision-making that is in the best long-term interests of our Company and our stakeholders as a whole.

•	The multi-year vesting of our equity awards discourages excessive risk-taking and undue focus on short-term gains that may not be sustainable.

Due to the foregoing program features, the Compensation Committee concluded that our compensation policies and practices for all employees, including our Named Executive Officers, are not reasonably likely to have a material adverse effect on the Company.

Tally Sheets

The Compensation Committee uses tally sheets as a reference point in reviewing and establishing our Named Executive Officers’ compensation.  The tally sheets provide a holistic view of all material elements of our Named Executive Officers’ compensation, including base salary, annual cash incentive awards, long-term equity incentive awards and indirect compensation such as perquisites and retirement benefits.  Tally sheets also demonstrate the amounts each executive could potential receive under various termination and change in control scenarios, as well as a summary of all shares beneficially owned.

Hedging and Pledging Prohibitions

We have adopted an Insider Trading Policy at each of the Company, the Partnership and AMGP that prohibits our Named Executive Officers from engaging in speculative transactions involving our common stock, common units of the Partnership, and common shares of AMGP, including buying or selling puts or calls, short sales, purchases of securities on margin, or otherwise hedging the risk of ownership of such securities.  The Insider Trading Policies also strictly prohibit our Named Executive Officers from pledging such securities as collateral.

Clawback Policy

We have adopted a general clawback policy at each of the Company and the Partnership covering long-term incentive award plans and arrangements.  The clawback policy applies to our current Named Executive Officers as well as certain of our former Named Executive Officers.  Generally, recoupment of compensation would be triggered under the policy in the event of a financial restatement caused by fraud or intentional misconduct.  In the event of such misconduct, we may recoup performance-based equity compensation that was granted, earned or vested based wholly or in part upon the attainment of any financial reporting measure during the period in which such misconduct took place.  The clawback policy gives the policy administrator discretion to determine whether a clawback of compensation should be initiated in any given case, as well as the discretion to make other determinations, including whether a covered individual’s conduct meets a specified standard, the amount of compensation to be clawed back, and the form of reimbursement to the Company.

In order to comply with applicable law, the clawback policy may be updated or modified once the SEC adopts final clawback rules pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.  In addition, the AR LTIP, the Midstream LTIP and the AMGP LTIP generally provide that, to the extent required by applicable law or any applicable securities exchange listing standards, or as otherwise determined by the Compensation Committee, all awards under the AR LTIP, Midstream LTIP and AMGP LTIP, as applicable, are subject to the provisions of any clawback policy the Company or the Partnership, as applicable, implements.

Board Report

The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in such filing.

The Board of Directors of our general partner has reviewed and discussed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, the Board of Directors of our general partner has determined that the Compensation Discussion and Analysis shall be included in this Annual Report on Form 10-K.

AMGP GP LLC Board Members:

Peter R. Kagan

W. Howard Keenan, Jr.

James R. Levy

Brooks J. Klimley

Rose M. Robeson

Peter A. Dea

Paul M. Rady

Glen C. Warren, Jr.

Summary Compensation Table

The following table summarizes, with respect to our Named Executive Officers, information relating to the compensation earned for services rendered in all capacities during the fiscal years ended December 31, 2018, 2017 and 2016.

Summary Compensation Table for the Years Ended December 31, 2018, 2017 and 2016

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Paul M. Rady	2018	858,000	—	7,520,882	—		753,140	11,000	9,143,022
(Chairman of the Board	2017	853,833	823,680	8,240,720	—		—	10,800	9,929,033
of Directors and Chief	2016	831,667	1,249,500	8,185,133	—	(6)	—	10,600	10,276,900
Executive Officer)

Glen C. Warren, Jr.	2018	645,000	—	3,076,725	—		471,810	11,000	4,204,534
(Director, President and	2017	641,833	516,000	5,493,827	—		—	10,800	6,662,460
Chief Financial Officer	2016	625,000	782,500	5,456,802	—	(6)	—	10,600	6,874,902
of the Company and Secretary)

Alvyn A. Schopp	2018	442,800	—	1,538,352	—		276,661	11,000	2,226,813
(Chief Administrative	2017	429,833	367,200	2,032,733	—		—	10,800	2,840,566
Officer and Sr. Regional	2016	418,333	445,188	12,805,262	—		—	10,600	13,679,383
Vice President)

Kevin J. Kilstrom	2018	442,800	—	1,538,352	—		276,661	11,000	2,268,813
(Sr. Vice President—	2017	429,833	367,200	2,032,733	—		—	10,800	2,840,566
Production)	2016	418,333	445,188	6,739,263	—		—	10,600	7,613,384

Michael N. Kennedy	2018	384,375	—	1,538,352	—		240,157	11,000	2,173,884
(Sr. Vice President—	2017	373,167	300,000	2,032,733	—	(6)	—	10,800	2,716,700
Finance, and Chief	2016	363,333	364,000	2,021,264	—		—	9,680	2,758,277
Financial Officer of the Partnership)

(1)

The amounts in this column may differ from those reported above under “Compensation Discussion and Analysis—Elements of Direct Compensation—Base Salaries” due to the fact that adjustments to the base salaries of our Named Executive Officers for the 2016, 2017 and 2018 fiscal years took effect on March 1, 2016, March 1, 2017 and March 1, 2018, respectively.

(2)

Represents the aggregate amount of the annual discretionary cash bonuses paid to each Named Executive Officer for 2016 and 2017.  The new annual incentive program implemented in 2018 is intended to incentivize our Named Executive Officers to achieve specific performance goals throughout the year, and, as a result, such amounts earned under the new annual incentive program for 2018 are reported in the “Non-Equity Incentive Plan Compensation” column, rather than the “Bonus” column.

(3)

The amounts in this column represent the grant date fair value of (i) restricted stock unit awards and performance share unit awards granted to the Named Executive Officers pursuant to the AR LTIP and (ii) phantom units (which include Midstream DERs, as discussed in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table—Phantom Unit Awards” below) granted to the Named Executive Officers pursuant to the Midstream LTIP, each as computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. In 2018, the only awards that were granted were performance share unit awards under the AR LTIP.  See Note 9 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(4)	The amounts in this column represent the cash bonus paid to each Named Executive Officer under our 2018 annual incentive program.
(5)

The amounts in this column represent the amount of the Company’s 401(k) match for fiscal 2016, 2017 and 2018 for each participating Named Executive Officer.  For fiscal 2016 and 2017, amounts in this column may include additional matching contributions made with respect to the applicable fiscal year after the filings of the Annual Report relating to such fiscal year.

(6)

In December 2016, Messrs. Rady and Warren were each issued Series B Units in IDR LLC, one-third of which were unvested as of December 31, 2018.  Mr. Kennedy was granted Series B Units in IDR LLC on January 10, 2017, one-third of which were unvested as of December 31, 2018.  As discussed below under the heading “Payments Upon Termination or Change in Control—Series B Units in IDR LLC,” the Series B Units in IDR LLC are intended to constitute “profits interests” for federal tax purposes.

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

Grants of Plan-Based Awards for Fiscal Year 2018

		Estimated Future Payouts Under Non- Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Incentive Plan Awards (2)			Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Awards ($)(3)
Paul M. Rady		514,800	1,029,600	2,059,200
TSR PSUs (4)	4/15/18				111,487	222,973	445,946	5,540,879
ROCE PSUs (5)	4/15/18				47,780	95,560	191,120	1,980,003
Glen C. Warren, Jr.		322,500	645,000	1,290,000
TSR PSUs (4)	4/15/18				45,608	91,216	182,432	2,266,718
ROCE PSUs (5)	4/15/18				19,547	39,093	78,186	810,007
Alvyn A. Schopp		189,108	378,216	756,432
TSR PSUs (4)	4/15/18				22,804	45,608	91,216	1,133,359
ROCE PSUs (5)	4/15/18				9,773	19,546	39,092	404,993
Kevin J. Kilstrom		189,108	378,216	756,432
TSR PSUs (4)	4/15/18				22,804	45,608	91,216	1,133,359
ROCE PSUs (5)	4/15/18				9,773	19,546	39,092	404,993
Michael N. Kennedy		164,156	328,313	656,625
TSR PSUs (4)	4/15/18				22,804	45,608	91,216	1,133,359
ROCE PSUs (5)	4/15/18				9,773	19,546	39,092	404,993

(1)	These columns reflect the threshold, target and maximum amount that may be earned under our 2018 annual incentive plan.
(2)	These columns reflect the threshold, target and maximum number of shares of the Company that may be earned under performance share unit awards granted on April 15, 2018.
(3)

The amounts in this column represent the grant date fair value of performance share unit awards granted to the Named Executive Officers pursuant to the AR LTIP, as computed in accordance with FASB ASC Topic 718.  See Note 9 to our consolidated financial statements for additional detail regarding assumptions underlying the value of these equity awards.

(4)

These TSR PSUs granted on April 15, 2018 under the AR LTIP are earned (or not) based upon our three-year absolute TSR performance, as adjusted for relative TSR performance against a peer group of comparable E&P companies.  Pursuant to the TSR PSUs, our Named Executive Officers are eligible to receive threshold, target and maximum payouts of 50%, 100% and 150%, respectively, of the target amount of TSR PSUs awarded.  In order to achieve threshold, target and maximum payouts under the TSR PSUs, the Company’s absolute TSR performance must be at or over 50% of the target price, 100% of the target price or 150% of the target price, respectively.  Additionally, the payout under the TSR PSUs may be further adjusted depending on the Company’s relative TSR performance, where a relative TSR ranking of less than the 25th percentile results in a negative adjustment of -50% and a relative TSR ranking of more than the 75th percentile results in a positive adjustment of 50%, which may result in payout at 0% of target, even if the threshold for actual TSR is achieved.  If actual TSR is achieved at maximum (150% of target), the payout after the adjustment for relative TSR may be 200% of target, as reflected in the “Maximum” column.

(5)

These ROCE PSUs granted on April 15, 2018 under the AR LTIP are earned (or not) based upon the Company’s return on capital employed over the three-year performance period beginning January 1, 2018 and ending December 31, 2020.  Pursuant to the ROCE PSUs, our Named Executive Officers are eligible to receive threshold, target and maximum payouts of 50%, 100% and 200%, respectively, of the target amount of ROCE PSUs.  In order to achieve threshold, target and maximum payouts under the ROCE PSUs, the ROCE must be at or above 85% of the target ROCE, 100% of the target ROCE, or 115% of the target ROCE, respectively.

Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table

The following is a discussion of material factors necessary to an understanding of the information disclosed in the Summary Compensation Table and the Grants of Plan-Based Awards for Fiscal Year 2018 table.

Performance Share Units

The Compensation Committee granted performance share unit awards under the AR LTIP to each of our Named Executive Officers in April 2018.  The performance share unit awards will be earned based partially upon our three-year absolute TSR, as adjusted by the relative TSR of the Peer Group, and partially upon our three-year ROCE.  In each case, the applicable Named Executive Officer must remain continuously employed by us from the grant date through the applicable vesting date.  All of the performance share unit awards will also vest in full upon a termination of a Named Executive Officer’s employment due to his death or disability.  The potential acceleration and forfeiture events related to these performance share units are described in greater detail under the heading “Potential Payments Upon Termination or Change in Control” below.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table provides information concerning equity awards that have not vested for our Named Executive Officers as of December 31, 2018.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Number of Securities Underlying Unexercised Options Exercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(3)
Paul M. Rady
Restricted Stock Units (4)					136,785	1,284,411
Performance Share Units (5)							447,739	4,204,269
Phantom Units (6)					87,346	1,868,320
Stock Options (7)	25,000	75,000	50.00	4/15/25
Series B Units in IDR LLC (8)	16,000	32,000	N/A	N/A
Glen C. Warren, Jr.
Restricted Stock Units (4)					91,191	856,279
Performance Share Units (5)							220,549	2,070,955
Phantom Units (6)					58,230	1,245,545
Stock Options (7)	16,667	50,000	50.00	4/15/25
Series B Units in IDR LLC (8)	10,667	21,333	N/A	N/A
Alvyn A. Schopp
Restricted Stock Units (4)					100,714	945,706
Performance Share Units (5)					22,222	208,665	231,216	2,171,118
Phantom Units (6)					21,075	450,784
Stock Options (7)	6,250	18,750	50.00	4/15/25
Kevin J. Kilstrom
Restricted Stock Units (4)					63,214	593,581
Performance Share Units (5)					9,722	91,290	156,216	1,466,868
Phantom Units (6)					21,075	450,784
Stock Options (7)	6,250	18,750	50.00	4/15/25
Michael N. Kennedy
Restricted Stock Units (4)					34,048	319,706
Performance Share Units (5)							97,882	919,112
Phantom Units (6)					21,075	450,784
Stock Options (7)	6,250	18,750	50.00	4/15/25
Stock Options	—	60,000	54.15	10/16/23
Series B Units in IDR LLC (8)	1,333	2,667	N/A	N/A

(1)	Awards reflected as “Unexercisable” are Series B Units in IDR LLC and stock option awards granted under the AR LTIP that have not yet vested.
(2)

The amounts reflected in this column represent the market value of (i) common stock underlying the unvested restricted stock unit awards and earned but unvested performance share unit awards granted under the AR LTIP held by the Named Executive Officers (where the applicable performance hurdle has been achieved but a period of continued service remains), computed based on the closing price of our common stock on December 31, 2018, which was $9.39 per share and (ii) common units of the Partnership underlying the phantom unit awards granted under the Midstream LTIP to the Named Executive Officers, computed based on the closing price of the Partnership’s common units on December 31, 2018, which was $21.39 per unit.

(3)

The amounts reflected in this column represent the market value common stock underlying the performance share units granted under the AR LTIP reported in the preceding column, computed based on the closing price of our common stock on December 31, 2018, which was $9.39 per share.

(4)

Except as otherwise provided in the applicable award agreement, (i) the restricted stock unit awards granted under the AR LTIP in 2016 will vest on April 15 of each of 2019 and 2020 and (ii) the restricted stock unit awards granted under the AR LTIP in 2015 will vest on April 15, 2019, in each case, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date.

(5)

This row includes performance share units granted under the AR LTIP outstanding as set forth below. The amounts included in the parentheticals reflect (i) the threshold number of performance share units for the performance share units that vest based on our relative TSR, the TSR PSU, as performance as of December 31, 2018 was below the threshold for payout of these awards; (ii) the maximum number of the ROCE PSUs, as performance as of December 31, 2018 was at maximum, and (iii) the number of unearned performance share units granted in 2016 as special retention awards for which the applicable stock price hurdle has not been achieved. The actual number of shares earned pursuant to performance share units may vary substantially from the amounts set forth below based on actual performance through the end of the applicable performance period.

•

In 2016 as a special retention award to Mr. Schopp (133,334) and Mr. Kilstrom (58,334), which vest based upon achievement of certain stock price hurdles.  An additional number of performance share units granted to Mr. Schopp (22,222) and Mr. Kilstrom (9,722) have previously become earned upon achievement of the applicable stock price hurdle and will vest in February 2019, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through such date.

•

In 2016 to Mr. Rady (55,887), Mr. Warren (37,258), Mr. Schopp (13,972), Mr. Kilstrom (13,972) and Mr. Kennedy (13,972), that will vest following the Committee’s determination of our relative three-year TSR achievement for the performance period ending April 15, 2019, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through such date.

•

In 2017 to Mr. Rady (89,245), Mr. Warren (59,497), Mr. Schopp (22,014), Mr. Kilstrom (22,014) and Mr. Kennedy (22,014), that will vest following the Committee’s determination of our relative three-year TSR achievement for the performance period ending April 15, 2020, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through such date.

•

In 2018 to Mr. Rady (111,487), Mr. Warren (45,608), Mr. Schopp (22,804), Mr. Kilstrom (22,804) and Mr. Kennedy (22,804), that will vest following the Committee’s determination of our absolute three-year TSR achievement for the performance period ending April 15, 2021, subject to adjustment based on our relative three-year TSR achievement for such performance period and so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through such date.

•

In 2018 to Mr. Rady (191,120), Mr. Warren (78,186), Mr. Schopp (39,092), Mr. Kilstrom (39,092) and Mr. Kennedy (39,092), that will vest following the Committee’s determination in April 2019 of our three-year ROCE achievement for the performance period ending December 31, 2020, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the Committee’s determination.

(6)

Except as otherwise provided in the applicable award agreement, the phantom units granted in 2016 under the Midstream LTIP will vest on April 15 of each of 2019 and 2020, so long as the applicable Named Executive Officer remains continuously employed by us from the grant date through the applicable vesting date.

(7)

The unvested stock option awards reflected in this row were granted under the AR LTIP and will become vested and exercisable on April 15, 2019, so long as the applicable Named Executive Officer remains continuously employed by us or one of our affiliates through such date.

(8)

The Series B Units in IDR LLC reflected in this row are intended to constitute profits interests for federal tax purposes, rather than traditional option awards, and therefore, there is no exercise price or expiration date associated with them.  The unvested Series B Units in IDR LLC reflected in this row will become vested and exercisable on December 31, 2019, so long as the applicable Named Executive Officer remains continuously employed by us or one of our affiliates through each such date.

Option Exercises and Stock Vested in Fiscal Year 2018

The following table provides information concerning equity awards that vested or were exercised by our Named Executive Officers during the 2018 fiscal year.

	Option Awards(1)		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(3)
Paul M. Rady
Restricted Stock Units	—	—	79,093	1,638,807
Phantom Units	—	—	83,000	2,231,400
Glen C. Warren, Jr.
Restricted Stock Units	—	—	52,729	1,092,545
Phantom Units	—	—	55,333	1,487,592
Alvyn A. Schopp
Restricted Stock Units	—	—	139,345	2,531,602
Phantom Units	—	—	20,398	549,022
Kevin J. Kilstrom
Restricted Stock Units	—	—	89,345	1,680,602
Phantom Units	—	—	20,398	549,022
Michael N. Kennedy
Restricted Stock Units	—	—	70,984	1,152,468
Phantom Units	—	—	18,898	506,722

(1)	There were no stock option exercises during the 2018 fiscal year.
(2)

The equity awards that vested during the 2018 fiscal year disclosed in this column consist of (i) restricted stock units granted under the AR LTIP, (ii) the vested portion of the performance share unit awards granted under the AR LTIP as special retention awards in February 2016 to Messrs. Schopp and Kilstrom, and (iii) phantom units granted under the Midstream LTIP.

(3)

The amounts reflected in this column represent the aggregate market value realized by each Named Executive Officer upon vesting of (i) the restricted stock unit awards held by such Named Executive Officer, computed based on the closing price of our common stock on the applicable vesting date, and (ii) the phantom unit awards held by such Named Executive Officer, computed based on the closing price of the Partnership’s common units on the applicable vesting date.

Pension Benefits

We do not provide pension benefits to our employees.

Nonqualified Deferred Compensation

We do not provide nonqualified deferred compensation benefits to our employees.

Payments Upon Termination or Change in Control

Restricted Stock Units, Performance Share Units, Phantom Units and Stock Options

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
The Transactions will not result in a “change in control” under the outstanding awards described above.

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
•

A sale or other disposition of all or substantially all of the assets of AMGP followed by a liquidation of AMGP or a distribution to the partners of AMGP of all or substantially all of the net proceeds of such disposition after payment of liabilities and other obligations of AMGP;

•	The sale by all the members of IDR LLC of all or substantially all of the outstanding IDR LLC membership interests in a single transaction or series of related transactions; or
•	The sale of all of the outstanding AMGP common shares in a single transaction or series of related transactions.

The Transactions will not result in a “change in control” under the IDR LLC agreement.

Pursuant to Amendment No. 2 to the IDR LLC Agreement entered into in connection with the entry into the Simplification Agreement, the Transactions contemplated by the Simplification Agreement, including the Series B Exchange, do not constitute a “change of control transaction” under the IDR LLC Agreement.

As discussed above, each of Messrs. Rady, Warren and Kennedy have the right, upon delivery of written notice to IDR LLC, to require IDR LLC to redeem all or a portion of their vested Series B Units for a number of newly issued AMGP common shares, as determined in accordance with the formula described in “Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table— Series B Units in IDR LLC” above.

The above mechanisms are subject to customary conversion rate adjustments for equity splits, equity dividends and reclassifications.

Potential Payments Upon Termination or Change in Control Table for Fiscal 2018

If the employment of any of our Named Executive Officers would have terminated due to any Named Executive Officer’s death or disability, the unvested portion of his restricted stock units, phantom units and stock options, as applicable, would have become vested.  The restricted stock units (and, if exercised, the stock options) granted under the AR LTIP represent a direct interest in shares of our common stock, which had a closing price on December 31, 2018, of $9.39 per share.  The phantom units granted under the Midstream LTIP represent a direct interest in the Partnership’s common units, which had a closing price on December 31, 2018, of $21.39 per unit.

The amounts that each of our Named Executive Officers would receive in connection with the accelerated vesting of their equity awards (other than stock options) upon a termination due to their death or disability (assuming such termination occurred on December 31, 2018) are reflected in the last column of the Outstanding Equity Awards at 2018 Fiscal Year-End table above.  Because the exercise price of stock options held by our Named Executive Officers exceeded the fair market value of the Company’s common stock on December 31, 2018, no value would have been received by our Named Executive Officers with respect to their stock options in connection with the accelerated vesting of these awards.

Quantification of Benefits

The following table summarizes the compensation and other benefits that would have become payable to each Named Executive Officer assuming a change in control of the Company and the Partnership occurred on December 31, 2018.

	Potential Payments upon a Change in Control of the Company as of December 31, 2018
Name	Restricted Stock Units ($)	Performance Share Unit Awards ($)(1)	Phantom Units ($)	Stock Options ($)(2)	Series B Units in IDR LLC ($)(3)	Total ($)
Paul M. Rady	1,284,411	1,794,617	1,868,320	—	—	4,947,348
Glen C. Warren, Jr.	856,279	734,167	1,245,545	—	—	2,835,991
Alvyn A. Schopp	945,706	575,738	450,784	—	N/A	1,972,228
Kevin J. Kilstrom	593,581	458,363	450,784	—	N/A	1,502,728
Michael N. Kennedy	319,706	367,074	450,784	—	—	1,137,564

(1)

Acceleration of the performance share unit awards granted under the AR LTIP in 2016 (other than the special performance share unit award in February 2016 to Messrs. Schopp and Kilstrom) and 2017, the TSR PSUs and ROCE PSUs is based upon actual performance as of the date of the change in control.  As of December 31, 2018, (i) all such awards (other than the ROCE PSUs) were trending below threshold, so no value would have been received by our Named Executive Officers with respect to such awards in connection with the accelerated vesting of such awards (other than the ROCE PSUs) and (ii) the ROCE PSUs were trending at maximum, so the value reflected in this column represents settlement at each such award’s maximum value.  With respect to the special performance share unit award granted in February 2016 to Messrs. Schopp and Kilstrom, the amount reflected here represents the lapse of the employment condition for the portion of such awards for which the applicable stock price hurdle has previously been achieved.

(2)

Because the exercise price of stock options held by our Named Executive Officers exceeded the fair market value of the Company’s common stock on December 31, 2018, no value would have been received by our Named Executive Officers with respect to their stock options in connection with the accelerated vesting of these awards.

(3)

The Series B Units in IDR LLC held by each of Messrs. Rady, Warren and Kennedy will vest upon the consummation of a change of control transaction or upon an involuntary termination of the applicable executive’s employment without cause or due to death or disability.  The Series B Units in IDR LLC are not traditional options.  The redemption right described above only applies upon a change of control transaction applicable to IDR LLC or the general partner of the Partnership (not a change of control of the Company or the Partnership), and, therefore, the redemption value is not disclosed in this table.

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

Annual Retainers

Each non-employee director received the following compensation for the 2018 fiscal year:

•	an annual retainer of $70,000;
•	an additional retainer of $7,500 for each member of the audit committee, plus an additional $12,500 for the chairperson; and

•	an additional retainer of $10,000 for each member of the conflicts committee, plus an additional $5,000 for the chairperson.

All retainers are paid on a quarterly basis in arrears, but directors have the option to elect, on an annual basis, to receive all or a portion of their retainers in the form of shares of our common stock.  Directors do not receive any meeting fees, but each director is reimbursed for (1) travel and miscellaneous expenses to attend meetings and activities of the Board or its committees, and (2) travel and miscellaneous expenses related to the director’s participation in general education and orientation programs for directors.

Equity-Based Compensation

In addition to cash compensation, our non-employee directors receive quarterly grants of fully vested common shares with an aggregate value equal to $100,000 per year, subject to the terms and conditions of the AMGP LTIP and the award agreements pursuant to which such awards are granted.

Under our share ownership guidelines adopted in 2017, each of our non-employee directors other than Messrs. Kagan, Keenan and Levy is required to own a minimum number of our common shares within five years of the adoption of the guidelines or within five years of being appointed to the Board, whichever is later.  Specifically, each of such non-employee directors is required to own common shares having an aggregate fair market value equal to at least five times the amount of the annual cash retainer we pay to our non-employee directors.  These share ownership guidelines are designed to align our directors’ interests more closely with those of our shareholders.

Total Non-Employee Director Compensation

The following table provides information concerning the compensation of our non-employee directors for the fiscal year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)(1)	Unit Awards ($)(2)	Total ($)
Peter R. Kagan (3)	70,000	100,000	170,000
W. Howard Keenan, Jr.	70,000	100,000	170,000
Rose M. Robeson (4)	120,000	100,000	220,000
James R. Levy (3)	77,500	100,000	177,500
Peter A. Dea (5)	58,125	68,132	126,257
Brooks J. Klimley (4)	117,500	100,000	217,500

(1)	Includes annual cash retainer, committee fees and committee chair fees for each non-employee director during fiscal 2018, as more fully explained above.
(2)

Amounts in this column reflect the aggregate grant date fair value of shares granted under the AMGP LTIP in fiscal year 2018, computed in accordance with FASB ASC Topic 718.  See Note 5 to our consolidated financial statements on Form 10-K for the year ended December 31, 2018, for additional detail regarding assumptions underlying the value of these equity awards.  The grant date fair value for awards of common shares is based on the closing price of our common shares on the grant date.

(3)	Messrs. Kagan and Levy elected to receive their retainer fees for the 2018 fiscal year in the form of common shares.
(4)

During 2018, Ms. Robeson and Mr. Klimley received additional fees of $20,000 and $25,000, respectively, in connection with their service on the special committee created for purposes of evaluating and approving the Transactions.

(5)	Mr. Dea was appointed as a non-employee director on April 26, 2018.
Equity Compensation Plan Information

The following table sets forth information about securities that may be issued under the existing equity compensation plans of the Company, the Partnership, and AMGP as of December 31, 2018.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted – average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders
Antero Resources Corporation Long-Term Incentive Plan (1)	4,059,401	$50.55(4)	8,351,638
Antero Midstream Partners LP Long-Term Incentive Plan (2)	583,000	N/A(5)	7,932,261
Antero Midstream Partners GP LP Long-Term Incentive Plan (3)	N/A	N/A(6)	881,626
Equity compensation plans not approved by security holders	—	—	—
Total	4,642,401		17,165,525

(1)	The Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) was approved by our sole shareholder prior to our IPO and by our shareholders at the 2014 annual meeting of shareholders.
(2)	The Antero Midstream Partners LP Long-Term Incentive Plan (the “Midstream LTIP”) was approved by the Company and the general partner of the Partnership prior to its IPO.
(3)	The AMGP LTIP was approved by the general partner of the general partner of the Partnership prior to its IPO.
(4)	The calculation of the weighted-average exercise price of outstanding options, warrants and rights excludes restricted stock unit awards granted under the AR LTIP.
(5)	Only phantom unit awards and restricted unit awards have been granted under the Midstream LTIP; there is no weighted average exercise price associated with these awards.
(6)

Only common shares representing limited partner interests have been granted under the AMGP LTIP; there is no weighted average exercise price associated with these awards.  Awards under the AMGP LTIP have only been issued to non-employee directors of AMGP GP LLC, AMGP’s general partner.  No awards have been made to our Named Executive Officers under the AMGP LTIP.

CEO Pay Ratio

Pursuant to Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K, this section provides information regarding the relationship of the annual total compensation of all of our employees to the annual total compensation of our CEO, Mr. Rady.  For 2018, the median of the annual total compensation of all Company employees (other than our CEO), calculated in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K, was $92,772, and the annual total compensation of our CEO, as reported in the Summary Compensation Table, was $9,143,022.

Based on this information, for 2018, the ratio of the annual total compensation of Mr. Rady to the median of the annual total compensation of all of our employees was 99 to 1.

Methodology and Assumptions

When identifying our median employee in 2018, we selected December 31, 2018, as the date on which to determine our employee population for purposes of identifying the median of the annual total compensation of all of our employees (other than the CEO), because it was efficient to collect payroll data and other necessary information as of that date.  As of December 31, 2018, our employee population consisted of 622 individuals, including all individuals employed by the Company or any of its consolidated subsidiaries, whether as full-time, part-time, seasonal or temporary workers.  This population does not include independent contractors engaged by the Company.  All of our employees are located in the United States.

In identifying our median employee in 2018, we utilized the annual total compensation as reported in Box 1 of each employee’s Form W-2 for 2018 provided to the Internal Revenue Service.  We believe this methodology provides a reasonable basis for determining each employee’s total annual compensation and is an economical method of evaluating our employee population’s total annual compensation and identifying our median employee. For the 103 employees hired during 2018, we utilized the annual total compensation reported on each such employee’s Form W-2 for 2018 without annualization adjustments.  No cost-of-living adjustments were made in identifying our median employee, as all of our employees (including our CEO) are located in the United States.  This calculation methodology was consistently applied to our entire employee population, determined as of December 31, 2018, in order to identify our median employee in 2018.

After we identified our median employee, we calculated each element of our median employee’s annual compensation for 2018 in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K, which resulted in annual total compensation of $92,772. The difference between our median employee’s total compensation reported on Form W-2 and our median employee’s annual total compensation calculated in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K was $3,181.  This amount reflects the Company’s 401(k) match and non-cash imputed earnings offset by benefits deductible from gross income.  Similarly, the 2018 annual total compensation of our CEO was calculated in accordance with paragraph (c)(2)(x) of Item 402 of Regulation S-K, as reported in the “Total” column of the Summary Compensation Table.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth the beneficial ownership of common shares of Antero Midstream GP LP that were issued and outstanding as of February 13, 2019 held by:

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

		Percentage of
	Common Shares	Common Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Warburg Pincus Funds(¹)	55,109,589	29.6%
AMGP GP LLC(²)	—	—%
Peter R. Kagan(3)(4)	55,125,401	29.6%
W. Howard Keenan, Jr.(5)(6)	9,619	*	%
Brooks J. Klimley(7)	9,619	*	%
James R. Levy(3)(4)	55,126,066	29.6%
Rose M. Robeson	9,619	*	%
Peter A. Dea	4,486	*	%
Paul M. Rady(8)	19,996,619	10.7%
Glen C. Warren, Jr.(9)	14,931,079	8.0%
Kevin J. Kilstrom	917,548	*	%
Alvyn A. Schopp	1,394,146	*	%
Michael N. Kennedy	27,774	*	%
All directors and executive officers as a group (11 persons)(10)	37,332,798	20.0%

*Less than 1%.

(1)

The Warburg Pincus funds are Warburg Pincus Private Equity VIII, L.P., a Delaware limited partnership (“WP VIII,” and together with its two affiliated partnerships, Warburg Pincus Netherlands Private Equity VIII C.V.  I, a company formed under the laws of the Netherlands (“WP VIII CV I”), and WP-WPVIII Investors, L.P., a Delaware limited partnership (“WP-WPVIII Investors”), collectively, the “WP VIII Funds”), Warburg Pincus Private Equity X O&G, L.P., a Delaware limited partnership (“WP X O&G”), and Warburg Pincus X Partners, L.P., a Delaware limited partnership (“WP X Partners,” and together with WP X O&G, the “WP X O&G Funds”).  WP-WPVIII Investors GP L.P., a Delaware limited partnership (“WP-WPVIII GP”), is the general partner of WP-WPVIII Investors.  Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of each of the WP X O&G Funds.  Warburg Pincus X GP L.P., a Delaware limited partnership (“WP X GP LP”), is the general partner of WP X GP.  WPP GP LLC, a Delaware limited liability company (“WPP GP”), is the general partner of WP-WPVIII GP and WP X GP LP.  Warburg Pincus Partners, L.P., a Delaware limited partnership (“WP Partners”), is (I) the managing member of WPP GP, and (ii) the general partner of WP VIII and WP VIII CV I. Warburg Pincus Partners GP LLC, a Delaware limited liability company (“WP Partners GP”), is the general partner of WP Partners.  WP is the managing member of WP Partners GP.  WP LLC is the manager of each of the WP VIII Funds and the WP X O&G Funds.  Each of the WP VIII Funds, the WP X O&G Funds, WP-

WPVIII GP, WP X GP, WP X GP LP, WPP GP, WP Partners, WP Partners GP, WP and WP LLC are collectively referred to herein as the “Warburg Pincus Entities.”
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
(8)

Includes 19,180,821 common shares held by Mockingbird Investments LLC (“Mockingbird”).  Mr. Rady owns a 13.1874% limited liability company interest in Mockingbird, and two trusts under his control own the remaining 86.8126%.  Mr. Rady disclaims beneficial ownership of all common shares held by Mockingbird except to the extent of his pecuniary interest therein.

(9)

Includes 3,891,100 common shares held by Canton Investment Holdings LLC (“Canton”).  Mr. Warren is the managing member and 50% owner of Canton.  Mr. Warren disclaims beneficial ownership of all common shares held by Canton except to the extent of his pecuniary interest therein.

(10)	Excludes 55,109,589 common shares held by the Warburg Pincus Entities (as defined in footnote 1), over which Messrs. Kagan and Levy may be deemed to have indirect beneficial ownership.

The following table sets forth the number of common units representing limited partner interests in Antero Midstream owned by each of the Named Executive Officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 13, 2019:

		Percentage of
	Common Units	Common Units
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Peter R. Kagan(1)	15,666	*
W. Howard Keenan, Jr.(2)	15,666	*
Brooks J. Klimley(3)	9,655	*
James R. Levy(1)	—	—
Rose M. Robeson	—	—
Peter A. Dea	—	—
Paul M. Rady	194,152	*
Glen C. Warren, Jr.	134,996	*
Kevin J. Kilstrom	32,856	*
Alvyn A. Schopp	38,856	*
Michael N. Kennedy	20,256	*
All directors and executive officers as a group (11 persons)	462,103	*

*     Less than 1%.

(1)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(2)	Has a mailing address of 410 Park Avenue, 19th Floor, New York, New York 10022.
(3)	Has a mailing address of 599 Lexington Avenue, 47th Floor, New York, New York 10022.

The following table sets forth the number of shares of common stock of Antero Resources owned by each of the Named Executive Officers and directors of our general partner and all directors and executive officers of our general partner as a group as of February 13, 2019:

		Percentage of
	Shares	Shares
	Beneficially	Beneficially
Name of Beneficial Owner	Owned	Owned
Peter R. Kagan(1)(2)(3)(4)	33,976,002	11.	0%
W. Howard Keenan, Jr.(1)(5)(6)	199,707	*
Brooks J. Klimley(7)	—	—
James R. Levy(1)(2)(3)	33,719,644	10.9%
Rose M. Robeson	—	—
Peter A. Dea(8)	27,500	*
Paul M. Rady(9)(10)	14,925,387	4.8%
Glen C. Warren, Jr.(11)(12)(13)	10,873,341	3.5%
Kevin J. Kilstrom(14)	135,539	*
Alvyn A. Schopp(15)	1,126,159	*
Michael N. Kennedy(16)	239,848	*
All directors and executive officers as a group (11 persons)(17)	28,005,005	9.1%

*Less than 1%.

(1)

Includes options to purchase 1,477 shares of common stock that expire ten years from the date of grant, or October 10, 2023, and options to purchase 1,526 shares of common stock that expire ten years from the date of grant, or October 16, 2024.

(2)	Has a mailing address of c/o Warburg Pincus LLC, 450 Lexington Avenue, New York, New York 10017.
(3)

Includes 33,609,061 shares of common stock held by the Warburg Pincus Entities (as defined below).  Messrs. Kagan and Levy are Partners of Warburg Pincus & Co., a New York general partnership (“WP”), and Members and Managing Directors of Warburg Pincus LLC, a New York limited liability company (“WP LLC”).  The Warburg Pincus funds are Warburg Pincus Private Equity VIII, L.P., a Delaware limited partnership (“WP VIII,” and together with its two affiliated partnerships, Warburg Pincus Netherlands Private Equity VIII C.V.  I, a company formed under the laws of the Netherlands (“WP VIII CV I”), and WP-WPVIII Investors, L.P., a Delaware limited partnership (“WP-WPVIII Investors”), collectively, the “WP VIII Funds”), Warburg Pincus Private Equity X, L.P., a Delaware limited partnership (“WP X”), Warburg Pincus X Partners, L.P., a Delaware limited partnership (“WP X Partners,” and together with WP X, the “WP X Funds”), and Warburg Pincus Private Equity X O&G, L.P., a Delaware limited partnership (“WP X O&G”).  WP-WPVIII Investors GP L.P., a Delaware limited partnership (“WP-WPVIII GP”), is the general partner of WP-WPVIII Investors.  Warburg Pincus X, L.P., a Delaware limited partnership (“WP X GP”), is the general partner of each of the WP X Funds and WP X O&G. Warburg Pincus X GP L.P., a Delaware limited partnership (“WP X GP LP”), is the general partner of WP X GP.  WPP GP LLC, a Delaware limited liability company (“WPP GP”), is the general partner of WP-WPVIII GP and WP X GP LP.  Warburg Pincus Partners, L.P., a Delaware limited partnership (“WP Partners”), is (i) the managing member of WPP GP, and (ii) the general partner of WP VIII and WP VIII CV I. Warburg Pincus Partners GP LLC, a Delaware limited liability company (“WP Partners GP”), is the general partner of WP Partners.  WP is the managing member of WP Partners GP.  WP LLC is the manager of each of the WP VIII Funds, the WP X Funds and WP X O&G.  Each of the WP VIII Funds, the WP X Funds, WP X O&G, WP-WPVIII GP, WP X GP, WP X GP LP, WPP GP, WP Partners, WP Partners GP, WP and WP LLC are collectively referred to herein as the “Warburg Pincus Entities.”  Messrs. Kagan and Levy disclaim beneficial ownership of all shares of common stock attributable to the Warburg Pincus Entities except to the extent of their pecuniary interest therein.

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
(8)

Shares of common stock held by 5star Energy LLC (“5star Energy”), over which Mr. Dea has voting and dispositive power.  Mr. Dea disclaims beneficial ownership of all shares held by 5star Energy except to the extent of his pecuniary interest therein.

(9)

Includes 2,821,394 shares of common stock held by Salisbury Investment Holdings LLC (“Salisbury”) and 2,461,712 shares of common stock held by Mockingbird Investments LLC (“Mockingbird”).  Mr. Rady owns a 95% limited liability company interest in Salisbury and his spouse owns the remaining 5%.  Mr. Rady owns a 13.1874% limited liability company interest in Mockingbird, and two trusts under his control own the remaining 86.8126%.  Mr. Rady disclaims beneficial ownership of all shares held by Salisbury and Mockingbird except to the extent of his pecuniary interest therein.

(10)	Includes 136,786 shares of common stock that remain subject to vesting and options to purchase 75,000 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(11)

Mr. Warren indirectly owns 7 shares of common stock purchased by a family member, and these shares are included because of his relation to the purchaser.  Mr. Warren disclaims beneficial ownership of all shares reported except to the extent of his pecuniary interest therein.

(12)

Includes 3,847,839 shares of common stock held by Canton Investment Holdings LLC (“Canton”) and 735,000 shares of common stock held by The Titus Foundation (“Titus”).  Mr. Warren is the managing member and 50% owner of Canton and the President of Titus.  Mr. Warren disclaims beneficial ownership of all shares held by Canton and Titus except to the extent of his pecuniary interest therein.

(13)	Includes 91,191 shares of common stock that remain subject to vesting and options to purchase 50,000 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(14)	Includes 34,049 shares of common stock that remain subject to vesting and options to purchase 18,750 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(15)	Includes 34,049 shares of common stock that remain subject to vesting and options to purchase 18,750 shares of common stock that expire ten years from the date of grant, or April 15, 2025.
(16)

Includes 34,048 shares of common stock that remain subject to vesting, options to purchase 60,000 shares of common stock that expire ten years from the date of grant, or October 10, 2023, and options to purchase 18,750 shares of common stock that expire ten years from the date of grant, or April 15, 2025.

(17)	Excludes 33,609,061 shares of common stock held by the Warburg Pincus Entities (as defined in footnote 5), over which Messrs. Kagan and Levy may be deemed to have indirect beneficial ownership.

Securities Authorized for Issuance Under Equity Compensation Plan

Please read the information under “Item 11.  Executive Compensation – Compensation Discussion and Analysis – Equity Compensation Plan Information.”

Item 13.  Certain Relationships and Related Transactions and Director Independence

Our Related Party Transactions

Agreements Related to the Transactions

Simplification Agreement

On October 9, 2018, we, Antero Midstream and certain of our affiliates entered into the Simplification Agreement pursuant to which, among other things, (1) we will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation; (2) an indirect, wholly owned subsidiary of New AM will be merged with and into Antero Midstream, with Antero Midstream surviving the merger as an indirect, wholly owned subsidiary of New AM; and (3) all the issued and outstanding Series B Units will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s Common Stock.  As a result of the Transactions, Antero Midstream will be a wholly owned subsidiary of New AM and our former shareholders, unitholders of Antero Midstream and holders of Series B Units will each own New AM’s Common Stock.

If the Transactions are completed, (1) each AM Public Unitholder, will be entitled to receive, at its election, one of (i) the Public Mixed Consideration; (ii) the Public Stock Consideration; or (iii) the Public Cash Consideration; and (2) in exchange for each of the Partnership’s common units held, Antero Resources will be entitled, subject to certain adjustments (as described below), the AR Mixed Consideration.

The aggregate cash consideration to be paid to Antero Resources and the AM Public Unitholders will be fixed at an amount equal to the aggregate amount of cash that would have been paid and issued if all AM Public Unitholders received $3.415 in cash per common unit (the “Available Cash”) and Antero Resources received $3.00 in cash per common unit, which is approximately $598 million.  If the Available Cash exceeds the cash consideration elected to be received by the AM Public Unitholders, Antero Resources may elect to increase the total amount of cash consideration to be received as a part of the AR Mixed Consideration up to an amount equal to the excess and the amount of shares it will receive will be reduced accordingly based on the AMGP VWAP.  In addition, the consideration to be received by each AM Public Unitholder may be prorated in the event that more cash or equity is elected to be received than what would otherwise have been paid if all AM Public Unitholders had received the Public Mixed Consideration and Antero Resources received the AR Mixed Consideration.

The Merger should be a taxable event for Antero Midstream’s unitholders, even if a unitholder receives no cash consideration other than cash received in lieu of fractional shares, if any, in the Merger.  The amount and character of gain or loss recognized by each unitholder in the Merger will vary depending on such unitholder’s particular situation, including the value of the shares of New AM’s Common Stock, if any, received by such unitholder, the amount of any cash received by such unitholder, the adjusted tax basis of such unitholder’s common units (and any changes to such tax basis as a result of our allocations of income, gain, loss and deduction to such unitholder for the taxable year that includes the Merger), and the amount of any suspended passive losses that may be available to such unitholder to offset a portion of the gain recognized by such unitholder in connection with the Merger.

Special meetings of AMGP shareholders and Antero Midstream unitholders will be held on March 8, 2019 to vote on the Simplification Agreement, the Merger and the other Transactions contemplated thereby, as applicable, and all AMGP shareholders and Antero Midstream unitholders of record as of the close of business on January 11, 2019, which is the record date for the special meetings, will be entitled to vote the AMGP common shares and Antero Midstream common units, respectively, owned by them on the record date.  AMGP and Antero Midstream expect the Transactions to close shortly after the special meeting date, subject to certain closing conditions under the documentation for the Transactions.  We and Antero Midstream expect to fund the cash portion of the merger consideration with borrowings under Antero Midstream’s revolving credit facility.  The revolving credit facility was amended on October 31, 2018 to, among other things, increase lender commitments from $1.5 billion to $2.0 billion.

Voting Agreements

AMGP Voting Agreement

On October 9, 2018, concurrently with the execution of the Simplification Agreement, Antero Midstream and the common shareholders of AMGP named in Schedule I thereto (the “AMGP Voting Agreement Shareholders”) entered into a Voting Agreement (the “AMGP Voting Agreement”), pursuant to which the AMGP Voting Agreement Shareholders agreed to vote (or cause to be voted) all of our common shares beneficially owned by them in favor of the AMGP shareholder proposals relating to the Transactions, and any other matters necessary for consummation of the Merger and the other transactions contemplated in the Simplification Agreement, including the Series B Exchange.  In addition, the AMGP Voting Agreement Shareholders agreed to vote against the approval or adoption of any action, agreement, transaction or proposal that is intended to or would reasonably be expected to (1) result in a breach of any obligation of ours contained in the Simplification Agreement or of such shareholder contained in the AMGP Voting Agreement or (2) impede, interfere with, delay, postpone, discourage, frustrate the purposes of or adversely affect any of the Transactions or any action contemplated by the Simplification Agreement.  If, without the prior consent of an AMGP Voting Agreement Shareholder, any provision of the Simplification Agreement described below is amended or waived, the obligations of the AMGP Voting Agreement Shareholders under the AMGP Voting Agreement will terminate with respect to such shareholder.  In such event, such AMGP Voting Agreement Shareholder will be deemed to vote against all proposals at the AMGP Special Meeting (as defined in the AMGP Voting Agreement”).  This termination provision applies only to amendments or waivers of the Simplification Agreement that (i) extend the Termination Date (as defined in the Simplification Agreement), (ii) adversely impact the merger consideration to be received by the AMGP Voting Agreement Shareholders or the number or value of the shares of New AM common stock (“New AM Common Stock”) held by the AMGP Voting Agreement Shareholders upon consummation of the Transactions, or (iii) otherwise have a material adverse effect on the interests of the AMGP Voting Agreement Shareholders in the Transactions.  As of October 8, 2018, the AMGP Voting

Agreement Shareholders collectively owned 105,571,698 of our common shares, representing approximately 57% of our common shares outstanding.

The AMGP Voting Agreement includes certain covenants, and generally prohibits the AMGP Voting Agreement Shareholders from transferring their common shares.  The AMGP Voting Agreement terminates upon the earliest to occur of (i) the closing of the Transactions, (ii) the termination of the Simplification Agreement in accordance with its terms, (iii) the written agreement of the parties to the AMGP Voting Agreement, and (iv) the Termination Date.

AR Voting Agreement

On October 9, 2018, concurrently with the execution of the Simplification Agreement, we entered into a voting agreement with Antero Resources (the “AR Voting Agreement”), pursuant to which Antero Resources agreed to vote (or cause to be voted) all of Antero Midstream’s common units beneficially owned by it in favor of the Antero Midstream unitholder proposal relating to the Merger, and any other matters necessary for consummation of the Merger and the other transactions contemplated in the Simplification Agreement, including the Series B Exchange.  In addition, Antero Resources agreed to vote against the approval or adoption of any action, agreement, transaction or proposal that is intended to or would reasonably be expected to (1) result in a breach of any obligation of Antero Midstream contained in the Simplification Agreement or of Antero Resources contained in the AR Voting Agreement or (2) impede, interfere with, delay, postpone, discourage, frustrate the purposes of or adversely affect any of the Transactions or any action contemplated by the Simplification Agreement.  If, without the prior consent of the special committee of the Antero Resources board of directors (the “AR Special Committee”), any provision of the Simplification Agreement described below is amended or waived, then Antero Resources’ obligations under the AR Voting Agreement will terminate.  In such event, the AR Special Committee may instruct Antero Midstream that Antero Resources and AR Sub (as defined below) are deemed to vote against all proposals at the AM Special Meeting (as defined in the AR Voting Agreement), which instruction will override any different votes, proxies or voting instructions by or on behalf of Antero Resources or AR Sub received by Antero Midstream or its designees.  This termination provision applies only to amendments or waivers that (i) extend the Termination Date (as defined in the Simplification Agreement), (ii) adversely impact the merger consideration to be received by Antero Resources or the number or value of the shares of New AM Common Stock held by Antero Resources upon consummation of the Transactions, or (iii) otherwise have a material adverse effect on the interests of Antero Resources in the Transactions.  As of February 13, 2019, Antero Resources owned 98,870,335 of Antero Midstream’s common units, representing approximately 52.8% of the common units outstanding.

The AR Voting Agreement includes certain covenants, including a covenant by Antero Resources to enter into a registration rights agreement and a covenant to transfer certain of Antero Midstream’s common units to a wholly owned subsidiary of Antero Resources (“AR Sub”), prior to the effective time of the Merger, following which both Antero Resources and AR Sub will remain subject to the terms of the AR Voting Agreement.  The AR Voting Agreement otherwise generally prohibits Antero Resources from transferring Antero Midstream’s common units.  The AR Voting Agreement terminates upon the earliest to occur of (i) the closing of the Transactions, (ii) the termination of the Simplification Agreement in accordance with its terms, (iii) the Termination Date, and (iv) the written agreement of the parties to the AR Voting Agreement.

Stockholders’ Agreement

On October 9, 2018, concurrently with the execution of the Simplification Agreement, AMGP, AR Sub, certain affiliates of Warburg Pincus LLC and Yorktown Partners LLC (collectively, the “Sponsor Holders”) and Paul M. Rady, Glen C. Warren, Jr. and certain of their respective affiliates (collectively, the “Management Stockholders”) entered into a Stockholders' Agreement (the “Stockholders’ Agreement”), which will become effective as of the closing of the Transactions and which will govern certain rights and obligations of the parties following the consummation of the Transactions.

Under the Stockholders' Agreement, and subject to additional limitations in the event of a Fundamental Change (as defined in the Stockholders’ Agreement), AR Sub will be entitled to designate two directors, who shall initially be Mr. Rady and Mr. Warren, for nomination and election to the board of directors of New AM (the “New AM Board”) for so long as, together with its affiliates, AR Sub owns an amount of shares equal to at least 8% of the qualifying New AM Common Stock and one director so long as it owns an amount of shares equal to at least 5% of the qualifying New AM Common Stock. To the extent that either Mr. Rady and/or Mr. Warren are not designated for election to the New AM Board by AR Sub pursuant to the Stockholders' Agreement, the Management Stockholders will be entitled to collectively designate two directors (or one director for so long as either Mr. Rady or Mr. Warren is designated by AR Sub) for election for so long as the Management Stockholders and their affiliates (other than Antero Resources and its subsidiaries) collectively own an amount of shares equal to at least 8% of the qualifying New AM Common Stock and one director for election for so long as they collectively own an amount of shares equal to at least 5% of the qualifying New AM Common Stock.  The Sponsor Holders will be entitled to collectively designate two directors for election to the New AM Board for so long as the Sponsor Holders and their affiliates (other than Antero Resources and its subsidiaries) collectively own an amount of shares equal to at least 8% of the qualifying New AM Common Stock and one director for election for so long as they collectively own an amount of shares equal to at least 5% of the qualifying New AM Common Stock.  Notwithstanding the foregoing, upon the occurrence of a Fundamental Change, AR Sub, the Management Stockholders and the Sponsor Holders will each be entitled to designate one director so long as they own an amount of shares equal to at least 5% of the qualifying New AM Common Stock, except to the extent that AR Sub designates either Mr. Rady or Mr. Warren, in which case the Management Stockholders will not be entitled to designate a director.

Each of the parties to the Stockholders' Agreement has agreed to vote all of their shares of New AM Common Stock in favor of the directors designated by the other parties in accordance with the Stockholders’ Agreement and, at such party's election (i) in favor of any other nominees nominated by the Nominating and Governance Committee of the New AM Board or (ii) in proportion to the votes cast by the public stockholders of New AM in favor of such nominees.  In calculating the 8% and 5% ownership thresholds for purposes of the Stockholders' Agreement, qualifying New AM Common Stock is determined by dividing the New AM Common Stock ownership for each stockholder or group of stockholders as of the applicable measurement date by (i) the total number of outstanding shares of New AM Common Stock at the closing of the Transactions or (ii) the total number of outstanding shares on the applicable measurement date, whichever is less.  Pursuant to the terms of the Stockholders’ Agreement no more than 45% of the shares of New AM Common Stock outstanding as of closing of the Merger will be subject to the obligations of the Stockholders' Agreement.

Under the Stockholders' Agreement, a majority of the New AM Board shall at all times consist of directors who are both (i) independent under the listing rules of the NYSE and the Exchange Act, and (ii) unaffiliated with the parties to the Stockholders’ Agreement.  Such independent and unaffiliated directors will be nominated for election to the New AM Board by the Nominating and Governance Committee of the New AM Board, which will itself consist solely of independent and unaffiliated directors. In addition, under the Stockholders’ Agreement, the parties have agreed that for so long as AR Sub has the right to designate at least one director, (i) if Mr. Rady is an executive officer of Antero Resources, he shall serve as Chief Executive Officer at New AM and (ii) if Mr. Warren is an executive officer of Antero Resources, he shall serve as President at New AM, and both Mr. Rady and Mr. Warren shall be subject to removal from such officer positions at New AM only for cause.  For so long as Mr. Rady is a member of the New AM Board and is an executive officer of Antero Resources and/or New AM, the parties have agreed that he shall serve as Chairman of the New AM Board, subject to his removal as Chief Executive Officer of New AM for cause.  The Stockholders’ Agreement will terminate as to each stockholder upon the time at which such stockholder no longer has the right to designate an individual for nomination to the New AM Board pursuant to the Stockholders' Agreement.

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

Limited Liability Company Agreement of IDR LLC

On December 31, 2016, our Predecessor entered into the limited liability company agreement of IDR LLC, pursuant to which IDR LLC created two classes of membership interests, including capital interests referred to as Series A Units and profits interests referred to as Series B Units.  We own all of the Series A Units and the Series B Holders currently own all of the Series B Units.

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

On May 9, 2018, in connection with the entry into the Credit Facility, we, in our capacity as the managing member of IDR LLC, and a majority of the Series B Holders, entered into Amendment No. 1 to the Limited Liability Company Agreement of IDR LLC, to, among other things, permit us to pledge the Series A Units as collateral under the Credit Facility.

In connection with the entry into the Simplification Agreement, we, in our capacity as the managing member of IDR LLC, a majority of the Series B Holders, entered into the Amendment No. 2 to the Limited Liability Company Agreement of IDR LLC (the “Second IDR Holdings LLCA Amendment”) to provide for the Series B Exchange.  Pursuant to the Second IDR Holdings LLCA Amendment, upon the consummation of the Merger, New AM, in its capacity as managing member of IDR Holdings, will cause each outstanding Series B Unit to be exchanged for 176.0041 shares of New AM Common Stock through a wholly owned subsidiary.  Pursuant to the Second IDR LLC Agreement Amendment, the shares of New AM Common Stock issued in exchange for outstanding Series B Units will be subject to the same vesting conditions to which the Series B Units are currently subject, with two-thirds currently vested and one-third vesting at December 31, 2019.  Consistent with the existing terms of the Series B Units, declared and unpaid distributions on unvested Series B Units will not be paid until the applicable vesting date, and declared dividends with respect to unvested shares of New AM Common Stock will be deposited into an escrow account and not paid until the applicable vesting date.  With respect to the shares of New AM Common Stock that will be scheduled to vest on December 31, 2019, the holders of Series B Units have agreed to forego any dividends from New AM that are paid with respect to such shares during the twelve months ended December 31, 2019.

Prior to the entry into the Second IDR LLC Agreement Amendment, holders of Series B Units were entitled to receive up to 6% of all quarterly cash distributions in excess of $7.5 million distributed by Antero Midstream on its IDR’s and had the ability to redeem vested Series B Units for our common shares with a value equal to such holder’s pro rata share of up to 6% of our market capitalization (calculated by reference to the 20-day volume weighted average price of the AMGP Common Shares preceding the date of redemption request) in excess of $2.0 billion.  Pursuant to the Second IDR LLC Agreement Amendment, the Series B Holders have agreed to the early termination of their Series B Units in exchange for the issuance of 176.0041 shares of New AM Common Stock for each Series B Unit.  The 176.0041 shares of New AM Common Stock represent approximately 4.4% of the pro forma market capitalization of New AM in excess of $2 billion.  The number of shares to be issued in exchange for outstanding Series B Units will be reduced proportionately if a holder forfeits his or her Series B Units prior to closing of the Transactions, with no re-allocation to the remaining holders.

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

For the year ended December 31, 2018, we received distributions of approximately $123.2 million pursuant to the terms of the IDR LLC agreement.

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

In addition to the fee and expenses described above, we reimburse Antero Resources for costs and expenses to the extent that such costs and expenses are directly allocable to the provision of services to us, our general partner, or our subsidiaries (other than Antero Midstream and its subsidiaries), including recurring costs associated with being a separate publicly traded entity, and taxes, other than payroll taxes, or other direct operating expenses, paid by Antero Resources for our benefit.  We also reimburse our general partner for any additional expenses incurred on our behalf or to maintain our legal existence and good standing.  There is no limit on the amount of fees and expenses we may be required to pay to affiliates of our general partner on our behalf pursuant to the services agreement.

For the year ended December 31, 2018, we reimbursed Antero Resources for approximately $1.3 million of its direct and allocated indirect expenses under the services agreement.

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

Employment

Each of (i) Timothy Rady, the son of Paul M. Rady, the Chairman and Chief Executive Officer of our general partner, and (ii) Cole Kilstrom, the son of Kevin J. Kilstrom, Senior Vice President—Production of our general partner, is a non-executive employee of Antero Resources and provides services to us pursuant to our agreements with Antero Resources.  Total compensation paid to Timothy Rady in 2018 consisted of base salary, bonus and other benefits totaling $307,948 and award grants under the AR LTIP and

Midstream LTIP having an aggregate grant date fair value of $413,946 and subject to certain time-based and performance-based vesting conditions.  Total compensation paid to Cole Kilstrom in 2018 consisted of base salary, bonus and other benefits totaling $100,110 and award grants under the AR LTIP having an aggregate grant date fair value of $20,000 and subject to certain time-based vesting conditions.

Procedures for Review, Approval and Ratification of Transactions with Related Persons

The board has determined that the audit committee will periodically review all related person transactions that the rules of the SEC require be disclosed in this Annual Report on Form 10-K, and make a determination regarding the initial authorization or ratification of any such transaction.

The audit committee is charged with reviewing the material facts of all related person transactions and either approving or disapproving of our participation in such transactions under our Related Persons Transaction Policy, as adopted by the board ("RPT Policy") on May 3, 2017.  Our RPT Policy also pre-approves certain related person transactions, including:

•any employment of an executive officer if his or her compensation is required to be reported in our Annual Reports on Form 10-K under Item 402;

•director compensation which is required to be reported in our Annual Reports on Form 10-K under Item 402;

•any transaction with an entity at which the related person's only relationship is as an employee (other than an executive officer), director or beneficial owner of less than 10% of the entity's equity, if the aggregate amount involved does not exceed $1 million;

•any charitable contribution, grant or endowment by us to a charitable organization, foundation or university at which a related person's only relationship is as an employee (other than an executive officer) or a director is pre-approved or ratified (as applicable) if the aggregate amount involved does not exceed $200,000;

•any transaction where the related person's interest arises solely from the ownership of our common units and all holders of our common units received the same benefit on a pro rata basis (e.g., distributions) is pre-approved or ratified (as applicable);

•any transaction involving a related person where the rates or charges involved are determined by competitive bids is pre-approved or ratified (as applicable);

•any transaction with a related person involving the rendering of services as a common or contract carrier, or public utility, at rates or charges fixed in conformity with law or governmental authority is pre-approved or ratified (as applicable); and

•any transaction with a related person involving services as a bank depositary of funds, transfer agent, registrar, trustee under a trust indenture or similar services is pre-approved or ratified (as applicable).

       The audit committee chairman may approve any related person transaction in which the aggregate amount involved is expected to be less than $120,000.  A summary of such approved transactions and each new related person transaction deemed pre-approved under the RPT Policy is provided to the audit committee for its review.  The audit committee has the authority to modify the RPT Policy regarding pre-approved transactions or to impose conditions upon our ability to participate in any related person transaction.

There were no related person transactions during 2018 which were required to be reported in "Related Persons Transactions" where the procedures described above did not require review, approval or ratification or where these procedures were not followed.

Conflicts of Interest

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

Director Independence

Rather than adopting categorical standards, the Board assesses director independence on a case-by-case basis, in each case consistent with applicable legal requirements and the listing standards of the NYSE.  After reviewing all relationships each director has with us, including the nature and extent of any business relationships between us and each director, as well as any significant charitable contributions we make to organizations where our directors serve as board members or executive officers, the Board has affirmatively determined that the following directors have no material relationships with us and are independent as defined by the current listing standards of the NYSE: Messrs. Kagan, Keenan, Klimley, Levy, Dea and Ms. Robeson.  Neither Mr. Rady, the Chairman and Chief Executive Officer of our general partner, nor Mr. Warren, the President and Secretary of our general partner, is considered by the Board to be an independent director because of his employment with Antero Resources.

Item 14.  Principal Accountant Fees and Services

The table below sets forth the aggregate fees and expenses billed by KPMG LLP, our independent registered public accounting firm, for the Partnership and its Predecessor for the following periods:

	For the Years Ended December 31,
(in thousands)	2017	2018
Audit and quarterly reviews	$207	283
Audit related fees	489	48
Total	$696	331

The charter of the Audit Committee and its pre-approval policy require that the Audit Committee review and pre-approve our independent registered public accounting firm’s fees for audit, audit-related, tax and other services.  The Chairman of the Audit Committee has the authority to grant pre-approvals, provided such approvals are within the pre-approval policy and are presented to the Audit Committee at a subsequent meeting.  For the year ended December 31, 2018, the audit committee of our predecessor approved 100% of the services described above under the captions "Audit Fees."

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (a)(2) Financial Statements and Financial Statement Schedules

The consolidated financial statements are listed on the Index to Financial Statements to this report beginning on page F‑1.

(a)  (3) Exhibits.

Exhibit Number	Description of Exhibit
2.1

Simplification Agreement, dated as of October 9, 2018, by and among AMGP GP LLC, Antero Midstream GP LP, Antero IDR Holdings LLC, Arkrose Midstream Preferred Co LLC, Arkrose Midstream NewCo Inc., Arkrose Midstream Merger Sub LLC, Antero Midstream Partners GP LLC and Antero Midstream Partners LP (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K (Commission File No. 001-38075) filed on October 10, 2018).

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

3.4

Amendment No. 1 to the Limited Partnership Agreement of Antero Midstream GP LP, dated as of October 9, 2018 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8‑K (Commission File No. 001‑38075) filed on October 10, 2018).

3.5

Certificate of Formation of AMGP GP LLC, dated as of April 18, 2017 (incorporated by reference to Exhibit 3.5 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 24, 2017).

3.6

Agreement of Limited Partnership, dated as of November 10, 2014, by and between Antero Resources Midstream Management LLC, as the General Partner, and Antero Resources Corporation, as the Organizational Limited Partner (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 17, 2014).

3.7

Amendment No. 1 to Agreement of Limited Partnership of Antero Midstream Partners LP, dated as of February 23, 2016 (incorporated by reference to Exhibit 3.4 to Annual Report on Form 10-K (Commission File No. 001-36719) filed on February 24, 2016).

3.8

Amendment No. 2 to Agreement of Limited Partnership of Antero Midstream Partners LP, dated as of December 20, 2017 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on December 26, 2017).

3.9

Limited Liability Company Agreement of Antero IDR Holdings LLC dated December 31, 2016 (incorporated by reference to Exhibit 3.9 to Antero Resources Midstream Management LLC’s  Registration Statement on Form S-1 (Commission File No. 333‑ 216975) filed on April 7, 2017).

3.10

Amendment No. 1 to the Limited Liability Company Agreement of Antero IDR Holdings LLC, dated as of May 9, 2018 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K (Commission File No 001-38075) filed on May 14, 2018).

3.11

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

10.9

Amended and Restated Water Services Agreement, dated as of February 12, 2019, by and between Antero Resources Corporation and Antero Water LLC (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K (Commission File No. 001-36719) filed on February 13, 2019).

10.10

Amended and Restated Contribution Agreement, dated as of November 10, 2014, by and between Antero Resources Corporation and Antero Midstream Partners LP (incorporated by reference to Exhibit 10.1 to Current Report on Form 8‑K (Commission File No. 001‑36719) filed on November 17, 2014).

10.11

First Amended and Restated Gathering and Compression Agreement, dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q (Commission File No. 001-36719) filed on April 25, 2018.

10.12

Second Amended and Restated Right of First Offer Agreement, dated as of February 13, 2018, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q (Commission File No. 001-36719) filed on April 25, 2018).

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

10.16

First Amendment and Joinder Agreement to Amended and Restated Credit Agreement, dated as of October 31, 2018 (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-36719) filed on November 2, 2018).

10.17

Form of Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.11 to Amendment No. 4 to Antero Resources Midstream LLC’s Registration Statement on Form S‑1, filed on July 11, 2014, File No. 333‑193798).

10.18	Form of Amended and Restated Indemnification Agreement (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K (Commission File No. 001-38075) filed on April 17, 2018)).
10.19

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

10.21

Form of Bonus Unit Grant Notice and Bonus Unit Agreement (Form for Non-Employee Directors) under the Antero Midstream Partners LP Long-Term Incentive Plan (incorporated by reference to Exhibit 10.16 to Annual Report on Form 10‑K (Commission File No. 001‑36120) filed on February 24, 2016).

10.22

Antero Resources Corporation Long-Term Incentive Plan, effective as of October 1, 2013 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S‑8 (Commission File No. 001‑ 36120) filed on October 11, 2013).

10.23

Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.28 to Annual Report on Form 10‑K (Commission File No. 001‑36120) filed on February 25, 2015).

10.24

Form of Bonus Stock Grant Notice and Bonus Stock Agreement (Form for Non-Employee Directors) under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.36 to Antero Resources’ Annual Report on Form 10‑K (Commission File No. 001‑36120) filed on February 24, 2016).

10.25

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement (Form for Special Retention Awards) under the Antero Resources Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to Antero Resources’ Annual Report on Form 8‑K (Commission File No. 001‑36120) filed on February 12, 2016).

10.26

Global Grant Amendment to Grant Notices and Award Agreements Under the Antero Midstream Partners LP Long-Term Incentive Plan, effective as of October 24, 2016 (incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10‑Q (Commission File No. 001‑36120) filed on October 26, 2016).

10.27

Second Amendment and Joinder Agreement, dated as of October 4, 2016 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10‑Q (Commission File No. 001‑36120) filed on October 26, 2016).

10.28

Credit Agreement between Antero Midstream GP LP and Wells Fargo Bank, National Association, dated as of May 9, 2018 (incorporated by reference to Exhibit 10.2 to the Antero Midstream GP LP Form 10-Q for the quarter ended June 30, 2018 (Commission File No. 001-38075) filed on August 1, 2018).

10.29

Voting Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners LP and the shareholders of Antero Midstream GP LP named on Schedule I thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on October 10, 2018).

10.30

Voting Agreement, dated as of October 9, 2018, by and between Antero Midstream GP LP and Antero Resources Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on October 10, 2018).

10.31

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

21.1*	Subsidiaries of Antero Midstream GP LP.
23.1*	Consent of KPMG, LLP.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1*	Antero Midstream Partners LP’s Annual Report on Form 10‑K for the quarter ended December 31, 2018
101*

The following financial information from this Form 10‑K of Antero Midstream GP LP for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to the Combined Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM GP LP

By:	AMGP GP LLC, its general partner

By:	/s/ Michael N. Kennedy
Michael N. Kennedy
Chief Financial Officer

Date:	February 13, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

3
Signature	Title (Position with AMGP GP LLC)	Date

/s/ PAUL M. RADY	Chairman of the Board, Director and Chief Executive officer	February 13, 2019
Paul M. Rady	(principal executive officer)

/s/ MICHAEL N. KENNEDY	Chief Financial Officer	February 13, 2019
Michael N. Kennedy	(principal financial officer)

/s/ K. PHIL YOO	Vice President, Accounting and Chief Accounting Officer	February 13, 2019
K. Phil Yoo	(principal accounting officer)

/s/ GLEN C. WARREN, JR.	President, Director, and Secretary	February 13, 2019
Glen C. Warren, Jr.

/s/ PETER R. KAGAN	Director	February 13, 2019
Peter R. Kagan

/s/ W. HOWARD KEENAN, JR.	Director	February 13, 2019
W. Howard Keenan, Jr.

/s/ BROOKS J. KLIMLEY	Director	February 13, 2019
Brooks J. Klimley

/s/ JAMES R. LEVY	Director	February 13, 2019
James R. Levy
/s/ ROSE M. ROBESON	Director	February 13, 2019
Rose M. Robeson
/s/ PETER A. DEA	Director	February 13, 2019
Peter A. Dea

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Antero Midstream GP LP:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Midstream GP LP and its subsidiaries (the Partnership) as of December 31, 2017 and 2018, the related consolidated statements of operations and comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Partnership’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on the Partnership’s consolidated financial statements and an opinion on the Partnership’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A Partnership’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A Partnership’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management and directors of the Partnership; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado

February 13, 2019

ANTERO MIDSTREAM GP LP

Consolidated Balance Sheets

December 31, 2017 and 2018

(In thousands, except number of shares and units)

	December 31,
	2017	2018
Assets
Current assets:
Cash	$5,987	2,822
Prepaid expenses and other current assets	—	87
Total current assets	5,987	2,909
Investment in Antero Midstream Partners LP	23,772	43,492
Deferred tax asset	—	1,304
Total assets	$29,759	47,705

Liabilities and Partners' Capital
Current liabilities:
Accounts payable–affiliate	57	731
Accounts payable and accrued liabilities	236	435
Taxes payable	13,858	15,678
Total current liabilities	14,151	16,844
Partners' capital:
Common shareholders–public (186,181,975 shares and 186,219,438 shares issued and outstanding at December 31, 2017 and 2018, respectively)	(19,866)	(41,969)
IDR LLC Series B units (32,875 and 65,745 units vested at December 31, 2017 and 2018, respectively)	35,474	72,830
Total partners' capital	15,608	30,861
Total liabilities and partners' capital	$29,759	47,705

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM GP LP

Consolidated Statements of Operations and Comprehensive Income

Years Ended December 2016, 2017 and 2018

(In thousands, except per share amounts)

	Year Ended December 31,
	2016	2017	2018
Equity in earnings of Antero Midstream Partners LP	$16,944	69,720	142,906
Total income	16,944	69,720	142,906
General and administrative expense	814	6,201	8,740
Equity-based compensation	—	34,933	35,111
Total operating expenses	814	41,134	43,851
Operating income	16,130	28,586	99,055
Interest expense, net	—	—	(136)
Income before income taxes	16,130	28,586	98,919
Provision for income taxes	(6,419)	(26,261)	(32,311)
Net income and comprehensive income	$9,711	2,325	66,608

Net income attributable to vested Series B units		$(784)	(5,236)
Pre-IPO net income attributed to parent		4,939	—
Net income attributable to common shareholders		$6,480	61,372

Net income per common share–basic and diluted		$0.03	0.33

Weighted average number of common shares outstanding–basic and diluted		186,176	186,203

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM GP LP

Consolidated Statements of Partners’ Capital

Years Ended December 31, 2016, 2017, and 2018

(In thousands)

		Antero
		Resources
	Common Shares	Midstream
	Representing	Management
	Limited Partner	LLC Members'	Series B	Partners'
	Interests	Equity	Unitholders	Capital
Balance at December 31, 2015	$—	558	—	558
Net income and comprehensive income	—	9,711	—	9,711
Balance at December 31, 2016	—	10,269	—	10,269
Pre-IPO net loss and comprehensive loss	—	(4,939)	—	(4,939)
Pre-IPO equity-based compensation	—	10,237	—	10,237
Conversion of Antero Resources Midstream Management LLC to a limited partnership	15,567	(15,567)	—	—
Post-IPO net income and comprehensive income	6,480	—	784	7,264
Post-IPO equity-based compensation	24,696	—	—	24,696
Distributions to Antero Resources Investment LLC	(15,908)	—	—	(15,908)
Distributions to shareholders	(16,011)	—	—	(16,011)
Vesting of Series B units	(34,690)	—	34,690	—
Balance at December 31, 2017	(19,866)	—	35,474	15,608
Net income and comprehensive income	61,372	—	5,236	66,608
Equity-based compensation	35,111	—	—	35,111
Distributions to shareholders	(84,166)	—	—	(84,166)
Distributions to Series B unitholders	—	—	(2,300)	(2,300)
Vesting of Series B units	(34,420)	—	34,420	—
Balance at December 31, 2018	$(41,969)	—	72,830	30,861

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM GP LP

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2017 and 2018

(In thousands)

	Year Ended December 31,
	2016	2017	2018
Cash flows provided by operating activities:
Net income	$9,711	2,325	66,608
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in earnings of Antero Midstream Partners LP	(16,944)	(69,720)	(142,906)
Distributions received from Antero Midstream Partners LP	10,370	53,491	123,186
Amortization of deferred financing costs	—	—	148
Equity-based compensation	—	34,933	35,111
Deferred income taxes	(368)	—	(1,304)
Changes in current assets and liabilities:
Prepaid expenses and other current assets	—	—	(5)
Accounts receivable–related party	(217)	—	—
Accounts payable–affiliate	—	57	674
Accounts payable and accrued liabilities	426	(190)	199
Taxes payable	6,559	7,184	1,820
Net cash provided by operating activities	9,537	28,080	83,531
Cash flows from investing activities	—	—	—
Cash flows used in financing activities
Distributions to Antero Resources Investment LLC	—	(15,691)	—
Distributions to shareholders	—	(16,011)	(84,166)
Distributions to Series B unitholders	—	—	(2,300)
Payments of deferred financing costs	—	—	(230)
Net cash used in financing activities	—	(31,702)	(86,696)
Net increase (decrease) in cash	9,537	(3,622)	(3,165)
Cash, beginning of period	72	9,609	5,987
Cash, end of period	$9,609	5,987	2,822

Supplemental disclosure of cash flow information:
Cash paid during the period for taxes	$(228)	(19,077)	(31,795)

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements

Years Ended December 31, 2016, 2017, and 2018

(1)  Business and Organization

(a)Overview

Antero Midstream GP LP (“AMGP”) was originally formed as Antero Resources Midstream Management LLC (“ARMM”) in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream”), a master limited partnership that is publicly traded on the New York Stock Exchange (NYSE: AM).  On May 4, 2017, ARMM converted from a Delaware limited liability company to a Delaware limited partnership and changed its name to Antero Midstream GP LP in connection with its initial public offering (“IPO”).  Unless the context otherwise requires, references to “we” and “our” refer to: (i) for the period prior to May 4, 2017, ARMM, and (ii) beginning on May 4, 2017, AMGP.  AMGP owns 100% of the membership interests of Antero Midstream Partners GP LLC (“AMP GP”), which owns the non-economic general partner interest in Antero Midstream, and AMGP owns all of the Series A capital interests (“Series A Units”) in Antero IDR Holdings LLC (“IDR LLC”), which owns the incentive distribution rights (“IDRs”) in Antero Midstream.  IDR LLC also has Series B profits interests (“Series B Units”) outstanding that entitle the holders to receive up to 6% of the distributions that Antero Midstream makes on the IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions (see Note 5—Long-Term Incentive Plans).  AMGP is taxed as a corporation for U.S. federal income tax purposes and AMGP refers to its outstanding limited partner interests as common shares.

AMGP’s only income results from distributions made on the IDRs of Antero Midstream.  The Antero Midstream IDRs entitle holders to receive cash distributions from Antero Midstream when distributions exceed certain target amounts (see Note 6—Distributions from Antero Midstream).

AMGP is managed by its general partner, AMGP GP LLC (“AMGP GP”), which establishes the quarterly cash distribution for AMGP’s common shares payable to shareholders.  AMGP GP has a board of directors appointed by certain former members of Antero Resources Investment LLC (“Antero Investment”), the former sole member of ARMM prior to its liquidation on October 31, 2017.  Following the completion of our IPO, certain of AMGP’s directors and executive officers own AMGP common shares as well as Series B Units in IDR LLC.  In addition, certain of AMGP’s directors and executive officers own a portion of Antero Resources Corporation’s (“Antero Resources”) (NYSE: AR) common stock and Antero Midstream’s common units.  AMGP has an agreement with Antero Resources, under which Antero Resources provides general and administrative services to AMGP for a fee of $0.5 million per year, subject to annual inflation adjustments.  AMGP also incurs recurring direct expenses for the costs associated with being a publicly traded entity.

Antero Midstream was formed by Antero Resources to own, operate and develop midstream energy assets to service Antero Resources’ oil and gas producing assets.  Both Antero Midstream and Antero Resources’ assets are located in the Marcellus Shale and Utica Shale located in West Virginia and Ohio.  Antero Midstream’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment assets, which provide midstream services to Antero Resources under long term, fixed fee contracts.  Antero Midstream also has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P.  AMGP’s results of operations, financial position and cash flows are dependent on the results of operations, financial position and cash flows of Antero Midstream.  As a result, these consolidated financial statements should be read in conjunction with Antero Midstream’s audited consolidated financial statements and notes thereto presented in its Annual Report on Form 10‑K for the year ended December 31, 2018.

(b)Simplification Agreement

On October 9, 2018, Antero Midstream, Antero Midstream GP LP (“AMGP”) and certain of their affiliates entered into a Simplification Agreement (as may be amended from time to time, the “Simplification Agreement”), pursuant to which, among other things, (1) AMGP will be converted from a limited partnership to a corporation under the laws of the State of Delaware, to be named Antero Midstream Corporation (which is referred to as “New AM” and the conversion, the “Conversion”); (2) an indirect, wholly owned subsidiary of New AM will be merged with and into Antero Midstream, with Antero Midstream surviving the merger as an indirect, wholly owned subsidiary of New AM (the “Merger”) and (3) all the issued and outstanding Series B Units representing limited liability company interests of Antero IDR Holdings LLC (“IDR Holdings”), a partially owned subsidiary of AMGP and the holder of all of Antero Midstream’s incentive distribution rights, will be exchanged for an aggregate of approximately 17.35 million shares of New AM’s Common Stock (the “Series B Exchange”).  The Conversion, the Merger, the Series B Exchange and the other transactions

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

contemplated by the Simplification Agreement are collectively referred to as the “Transactions.”  As a result of the Transactions, Antero Midstream will be a wholly owned subsidiary of New AM and former shareholders of AMGP, unitholders of Antero Midstream and holders of Series B Units will each own New AM’s Common Stock.

If the Transactions are completed, (1) each holder of Antero Midstream’s common units other than Antero Resources (the “AM Public Unitholders”), will be entitled to receive, at its election, one of (i) $3.415 in cash without interest and 1.6350 validly issued, fully paid, nonassessable shares of New AM’s Common Stock for each of Antero Midstream’s common units held (the “Public Mixed Consideration”); (ii) 1.6350 shares of New AM’s Common Stock plus an additional number of shares of New AM’s Common Stock equal to the quotient of (A) $3.415 and (B) the average of the 20-day volume-weighted average trading price per AMGP common share prior to the final election day for AM Public Unitholders (the “AMGP VWAP”), for each of Antero Midstream’s common units held (the “Public Stock Consideration”); or (iii) $3.415 in cash plus an additional amount of cash equal to the product of (A) 1.6350 and (B) the AMGP VWAP for each of Antero Midstream’s common units held (the “Public Cash Consideration”); and (2) in exchange for each of the Partnership’s common units held, Antero Resources will be entitled, subject to certain adjustments (as described below), to receive $3.00 in cash without interest and 1.6023 validly issued, fully paid, nonassessable shares of New AM’s Common Stock for each of Antero Midstream’s common units held by Antero Resources (the “AR Mixed Consideration”).

The aggregate cash consideration to be paid to Antero Resources and the AM Public Unitholders will be fixed at an amount equal to the aggregate amount of cash that would have been paid and issued if all AM Public Unitholders received $3.415 in cash per common unit (the “Available Cash”) and Antero Resources received $3.00 in cash per common unit, which is approximately $598 million.  If the Available Cash exceeds the cash consideration elected to be received by the AM Public Unitholders, Antero Resources may elect to increase the total amount of cash consideration to be received as a part of the AR Mixed Consideration up to an amount equal to the excess and the amount of shares it will receive will be reduced accordingly based on the AMGP VWAP. In addition, the consideration to be received each AM Public Unitholder may be prorated in the event that more cash or equity is elected to be received than what would otherwise have been paid if all AM Public Unitholders had received the Public Mixed Consideration and Antero Resources received the AR Mixed Consideration.

The Merger should be a taxable event for Antero Midstream’s unitholders. The amount and character of gain or loss recognized by each unitholder in the Merger will vary depending on such unitholder’s particular situation, including the value of the shares of New AM’s Common Stock, if any, received by such unitholder, the amount of any cash received by such unitholder, the adjusted tax basis of such unitholder’s common units (and any changes to such tax basis as a result of Antero Midstream’s allocations of income, gain, loss and deduction to such unitholder for the taxable year that includes the Merger), and the amount of any suspended passive losses that may be available to such unitholder to offset a portion of the gain recognized by such unitholder in connection with the Merger.

Special meetings of AMGP shareholders and Antero Midstream unitholders will be held on March 8, 2019 to vote on the Simplification Agreement, the Merger and the other Transactions contemplated thereby, as applicable, and all AMGP shareholders and Antero Midstream unitholders of record as of the close of business on January 11, 2019, which is the record date for the special meetings, will be entitled to vote the AMGP common shares and Antero Midstream common units, respectively, owned by them on the record date.  AMGP and Antero Midstream expect the Transactions to close shortly after the special meeting date, subject to certain closing conditions under the documentation for the Transactions.  AMGP and Antero Midstream expect to fund the cash portion of the merger consideration with borrowings under Antero Midstream’s revolving credit facility.  The revolving credit facility was amended on October 31, 2018 to increase lender commitments from $1.5 billion to $2.0 billion.

Also on October 9, 2018, in connection with the entry into the Simplification Agreement, (1) Antero Midstream entered into a voting agreement with AMGP’s shareholders owning a majority of the outstanding AMGP common shares, pursuant to which, among other things, such shareholders agreed to vote in favor of the Transactions, (2) AMGP entered into a voting agreement with Antero Resources, pursuant to which, among other things, Antero Resources agreed to vote in favor of the Transactions and (3) AMGP, Antero Resources, certain funds affiliated with Warburg Pincus LLC and Yorktown Partners LLC (together, the “Sponsor Holders”), Paul M. Rady and Glen C. Warren, Jr. (Messrs. Rady and Warren together, the “Management Stockholders”) entered into a Stockholders’ Agreement, pursuant to which, among other things, Antero Resources, the Sponsor Holders and the Management Holders will have the ability to designate members of the New AM board of directors under certain circumstances, effective as the closing of the Transactions.

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(2)  Summary of Significant Accounting Policies

(a)Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  In the opinion of management, the accompanying consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly AMGP’s financial position as of December 31, 2017 and 2018, and AMGP’s results of operations and cash flows for the years ended December 31, 2016, 2017 and 2018.  AMGP has no items of other comprehensive income; therefore, AMGP’s net income is identical to its comprehensive income.

As of the date these consolidated financial statements were filed with the SEC, AMGP completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified other than as disclosed in Note 7—Cash Distributions.

(b)Principles of Consolidation

The consolidated financial statements include the accounts of AMGP, AMP GP (its wholly-owned subsidiary), and IDR LLC.

(c) Investment in Antero Midstream

AMGP has determined that Antero Midstream is a variable interest entity (“VIE”) for which AMGP is not the primary beneficiary and therefore does not consolidate.  AMGP concluded that Antero Resources is the primary beneficiary of Antero Midstream and should consolidate its financial results.  Antero Resources is the primary beneficiary based on its power to direct the activities that most significantly impact Antero Midstream’s economic performance and its obligations to absorb losses or receive benefits of Antero Midstream that could be significant to Antero Midstream.  Antero Resources owns approximately 52.8% of the outstanding limited partner interests in Antero Midstream and its officers and management group also act as management of Antero Midstream.  Antero Midstream was formed to own, operate and develop midstream energy assets to service Antero Resources’ production under long-term contracts as described herein.  AMGP does not own any limited partnership interests in Antero Midstream and have no capital interests in Antero Midstream.  AMGP has not provided, and does not anticipate providing, financial support to Antero Midstream.

AMGP’s ownership of the non-economic general partner interest in Antero Midstream provides AMGP with significant influence over Antero Midstream, but not control over the decisions that most significantly impact the economic performance of Antero Midstream.  AMGP’s indirect ownership of the IDRs of Antero Midstream entitles AMGP to receive cash distributions from Antero Midstream when distributions exceed certain target amounts.  AMGP’s ownership of these interests does not require AMGP to provide financial support to Antero Midstream.  AMGP obtained these interests upon its formation for no consideration.  Therefore, they have no cost basis and are classified as long term investments.  AMGP’s share of Antero Midstream’s earnings as a result of AMGP’s ownership of the IDRs is accounted for using the equity method of accounting.  AMGP recognizes distributions earned from Antero Midstream as “Equity in earnings of Antero Midstream Partners LP” on its statement of operations in the period in which they are earned and are allocated to AMGP’s capital account.  AMGP’s long-term interest in the IDRs on the balance sheet is recorded in “Investment in Antero Midstream Partners LP.”  The ownership of the general partner interests and IDRs do not provide AMGP with any claim to the assets of Antero Midstream other than the balance in its Antero Midstream capital account.  Income related to the IDRs is recognized as earned and increases AMGP’s capital account and equity investment.  When these distributions are paid to AMGP, they reduce its capital account and its equity investment in Antero Midstream.  See Note 6—Distributions from Antero Midstream.

(d)Use of Estimates

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect income, expenses, assets, and liabilities.  Changes in facts and circumstances or discovery of new information may result in revised estimates, and actual results could differ from those estimates.

(e) Income Taxes

AMGP is a Delaware limited partnership that is taxed as a corporation for U.S. federal income tax purposes.  AMGP recognizes deferred tax assets and liabilities for temporary differences resulting from net operating loss carryforwards for income tax purposes and the differences between the financial statement and tax basis of assets and liabilities.  The effect of changes in tax laws or tax rates is recognized in income during the period such changes are enacted.  Deferred tax assets are reduced by a valuation allowance when, in

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  AMGP regularly reviews its tax positions in each significant taxing jurisdiction during the process of evaluating its tax provision.  AMGP makes adjustments to its tax provision when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; and/or (ii) a tax position is effectively settled with a tax authority at a differing amount.

(f) General and Administrative Expenses

General and administrative costs incurred during 2016 and pre-IPO in 2017 primarily relate to legal and other costs incurred in connection with AMGP’s IPO.  Post-IPO general and administrative expense consists primarily of management fees paid to Antero Resources, and other legal and administrative expenses.  Additionally, in connection with the formation of a conflicts committee of the board of directors of the Partnership’s general partner to consider potential transactions involving us in connection with Antero Resources’ and Antero Midstream’s efforts to explore, review, and evaluate potential measures related to its valuation, the conflicts committee retained an investment advisor and attorneys.  Attorneys’ fees related to this matter are charged to expense as incurred.  For the year ended December 31, 2018, the AMGP has expensed $6.9 million related to conflicts committee expenses.

(g)Equity-Based Compensation

AMGP recognizes compensation cost related to all equity-based awards in the financial statements based on their estimated grant date fair value.  AMGP has authorized and outstanding Series B Units and AMGP is authorized to grant common share awards.  The grant date fair values are determined based on the type of award and may utilize market prices on the date of grant or a Monte Carlo simulation, as appropriate for the type of equity-based award.  Compensation cost is recognized ratably over the applicable vesting or service period.  Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.  See Note 5—Long-Term Incentive Plans for additional information regarding our equity-based compensation.

(h)Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets).  The fair value is the price that AMGP estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value.  An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement.  AMGP’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs.  Level 2 inputs are data, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly.

(i)Net Income per Common Share

Net income per common share–basic for each period is computed by dividing net income attributable to common shareholders by the basic weighted average number of common shares outstanding during the period.  Net income per common share – diluted for each period is computed after giving consideration to the potential dilution from outstanding Series B units, calculated using the if converted method.  During the periods in which AMGP incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average common shares outstanding because the effect of all equity awards is anti-dilutive.

At December 31, 2017 and 2018, there were 4,777,759 and 1,365,525 shares, respectively, to be issued upon assumed conversion of the Series B Units.  The effect of these awards is anti-dilutive for 2017 and 2018, and thus, AMGP’s diluted net income per common share for the years ended December 31, 2017 and 2018 is equal to our basic net income per common share.

(j)Recently Adopted Accounting Standard

On June 20, 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for employee and nonemployee share-based payments.  AMGP elected

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

to adopt the standard as of October 1, 2018.  As a result of adopting this standard, AMGP reclassified its $3.0 million liability for equity-based compensation to partners’ capital as of as of October 1, 2018.  See Note 5—Long-Term Incentive Plans.

(3)  Credit Facility

On May 9, 2018, AMGP entered into a credit facility (the “Credit Facility”) with a bank, which provides for a line of credit of up to $12 million.  The maturity date of the Credit Facility is May 6, 2019.

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

At December 31, 2018, AMGP had no borrowings under the Credit Facility.

(4)  Income Taxes

For the years ended December 31, 2016, 2017, and 2018, income tax expense consisted of the following:

	Year Ended December 31,
(in thousands)	2016	2017	2018
Current income tax expense	$6,787	26,261	33,615
Deferred income tax benefit	(368)	—	(1,304)
Total income tax expense	$6,419	26,261	32,311

Income tax expense differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 35% to income` for the years ended December 31, 2016 and 2017, and 21% for the year ended December 31, 2018, as a result of the following:

	Year Ended December 31,
(in thousands)	2016	2017	2018
Federal income tax expense	$5,646	10,005	20,773
State income tax expense, net of federal benefit	479	952	4,133
Non-deductible equity-based compensation	—	13,296	8,087
Non-deductible IPO expenses	309	1,948	1
Other	(15)	60	(683)
Provision for income taxes	$6,419	26,261	32,311

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws.  As of December 31, 2018, AMGP had a deferred tax asset of $1.3 million related to transaction costs incurred for the Simplification Agreement.

In assessing the realizability of deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more-likely-than-not standard of judgment.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the AMGP’s temporary differences become deductible.  Management considers projected future taxable income and tax planning strategies in making this assessment.  Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Partnership will realize the benefits of these deductible differences and thus has not recorded a valuation allowance.

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

The tax years 2015 through 2018 remain open to examination by the U.S. Internal Revenue Service.  The Company and its subsidiaries file tax returns with various state taxing authorities; these returns remain open to examination for tax years 2014 through 2018.

(5)  Long-Term Incentive Plans

As of December 31, 2018, IDR LLC has 98,600 Series B Units authorized and outstanding that entitle the holders to receive up to 6% of the amount of the distributions that Antero Midstream makes on its IDRs in excess of $7.5 million per quarter, subject to certain vesting conditions.  During the year ending December 31, 2017, 1,400 Series B Units were forfeited and there were no forfeitures during 2018.  The Series B Units vest ratably over a three year period. On December 31, 2018, 65,745 Series B Units were vested.  The holders of vested Series B Units have the right to convert the units to common shares with a value equal to their pro rata share of up to 6% of any increase in AMGP’s equity value in excess of $2.0 billion.  In no event will the aggregate number of newly issued common shares exceed 6% of the total number of AMGP’s issued and outstanding common shares.

AMGP recognizes expense for the grant date fair value of the awards over the vesting period of the awards.  Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period.  For awards granted to common law employees, the grant date fair value of the Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including a floor equity value of $2.0 billion, expected volatility of 43% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.45%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%.  Based on these assumptions, the estimated value of each Series B Unit was $999 when they were issued.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  For a discussion of the Series B Exchange in the event that the Transactions are consummated, see Note 1—Business and Organization.

Prior to October 1, 2018, certain of the awards made to non-common law employees were accounted for as liability awards.  On October 1, 2018, AMGP adopted ASU 2018-07, which allows these awards to be treated in the same manner as employee awards.  The remaining liability at September 30, 2018 of $3.0 million was reclassified to equity effective October 1, 2018.  The remaining unamortized expense related to these awards will be amortized from October 1, 2018 through December 31, 2019.  Forfeitures are accounted for as they occur by reversing expense previously recognized for awards that were forfeited during the period.  At September 30, 2018, the fair value of the Series B Unit awards was estimated using a Monte Carlo simulation using various assumptions including an equity value of $3.3 billion, expected volatility of 38% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 3.00%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%.  Based on these assumptions, the estimated value of each Series B Unit at September 30, 2018 was $1,673.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

AMGP recognized expense related to the Series B Unit awards of $34.7 million and $34.4 million during the years ended December 31, 2017 and 2018, respectively.  As of December 31, 2018, there was $34.4 million of unamortized compensation expense related to unvested Series B Units that is expected to be recognized in 2019.

On April 17, 2017, AMGP also adopted the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”), pursuant to which certain non-employee directors of AMGP’s general partner and certain officers, employees and consultants of Antero Resources are eligible to receive awards representing equity interests in AMGP.  An aggregate of 930,851 common shares may be delivered pursuant to awards under the AMGP LTIP, subject to customary adjustments.  As of December 31, 2017 and 2018, 11,762 and 49,225 common shares were granted, respectively.  AMGP recognized related expense of $0.2 million and $0.7 million related to these awards for the years ended December 31, 2017 and 2018, respectively.  As of December 31, 2018, 881,626 common shares remain available for grant under the AMGP LTIP.

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(6)  Distributions from Antero Midstream

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

	Marginal Percentage Interest in Distributions
Total Quarterly Distribution Target Amount	Antero Midstream Common Unitholders	Holder of IDRs
above $0.1955 up to $0.2125	85%	15%
above $0.2125 up to $0.2550	75%	25%
above $0.2550	50%	50%

Distributions per common unit and distributions related to the IDRs were as follows for the periods indicated:

Quarter and Year	Distribution Date	Antero Midstream Distribution Amount per Common Unit	Income Attributable to IDRs ($ thousands)
Q1 2016	May 25, 2016	$0.235	$1,850
Q2 2016	August 24, 2016	$0.250	$2,731
Q3 2016	November 24, 2016	$0.265	$4,820
Q4 2016	February 8, 2017	$0.280	$7,543
Q1 2017	May 10, 2017	$0.300	$11,553
Q2 2017	August 16, 2017	$0.320	$15,328
Q3 2017	November 16, 2017	$0.340	$19,067
Q4 2017	February 13, 2018	$0.365	$23,772
Q1 2018	May 18, 2018	$0.390	$28,460
Q2 2018	August 17, 2018	$0.415	$33,138
Q3 2018	November 16, 2018	$0.440	$37,816

The board of directors of Antero Midstream’s general partner has declared a cash distribution of $0.47 per unit for the quarter ended December 31, 2018.  The distribution was paid on February 13, 2019 to shareholders of record as of February 1, 2019.  The distribution attributable to the IDRs for the quarter ended December 31, 2018 is $43.5 million.

Distributions attributable to the IDRs which relate to periods prior to May 9, 2017, the closing of our IPO, were distributed to Antero Investment prior to its liquidation.

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(7)  Cash Distributions

The following table details the amount of quarterly distributions AMGP paid with respect to the quarter indicated (in thousands, except per share data):

			Distributions
Quarter and Year	Record Date	Distribution Date	Common shareholders	Antero Resources Investment	Total	Distributions per common share
*	May 9, 2017	September 13, 2017	$—	15,908	15,908	*
Q2 2017	August 3, 2017	August 23, 2017	5,026	—	5,026	$0.027
Q3 2017	November 1, 2017	November 23, 2017	10,985	—	10,985	$0.059
	Total 2017		$16,011	15,908	31,919

Q4 2017	February 1, 2018	February 20, 2018	$13,964	—	13,964	$0.075
Q1 2018	May 3, 2018	May 23, 2018	20,109	—	20,109	$0.108
Q2 2018	August 2, 2018	August 22, 2018	23,276	—	23,276	$0.125
Q3 2018	November 2, 2018	November 21, 2018	26,817	—	26,817	$0.144
	Total 2018		$84,166	—	84,166

*	Income relating to periods prior to May 9, 2017, the closing of our IPO, was distributed to Antero Investment prior to its liquidation.

The board of directors of our general partner has declared a cash distribution of $0.164 per share for the quarter ended December 31, 2018.  The distribution will be payable on February 21, 2019 to our shareholders of record as of February 1, 2019.

(8)  Related Party Transactions

Certain of AMGP’s shareholders, including members of its executive management group, own a significant interest in AMGP and, either through their representatives or directly, serve as members of the Board of Directors of Antero Resources and the Boards of Directors of the general partners of Antero Midstream and AMGP.  These same groups or individuals own common stock in Antero Resources and limited partner interests in Antero Midstream.  AMGP’s executive management group also manages the operations and business affairs of Antero Resources and Antero Midstream.  For a discussion of the Series B Exchange in the event that the Transactions are consummated, see Note 1—Business and Organization.

Accounts payable–affiliate at December 31, 2017 and December 31, 2018 consists of less than $0.1 million and less than $0.8 million, respectively, payable to Antero Resources for general and administrative expenses.

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(9)  Quarterly Financial Information (Unaudited)

Our unaudited quarterly financial information for the years ended December 31, 2017 and 2018 is as follows:

	First	Second	Third	Fourth
(in thousands, except per unit data)	quarter	quarter	quarter	quarter
Year ended December 31, 2017
Total income	$11,553	15,328	19,067	23,772
Total operating expenses	10,427	12,834	8,932	8,941
Net income (loss) and comprehensive income (loss)	(3,299)	(3,261)	2,978	5,907
Net income (loss) attributable to Antero Midstream GP LP subsequent to IPO	—	(1,621)	2,978	5,907
Net income attributable to Series B units	—	—	—	(784)
Net income attributable to common shareholders	$—	(1,621)	2,978	5,123

Net income (loss) per common share–basic and diluted	$	(0.01)	0.02	0.03

Year ended December 31, 2018
Total income	$28,453	33,145	37,816	43,492
Total operating expenses	9,560	11,509	10,803	11,979
Net income and comprehensive income	12,805	14,387	18,028	21,388
Net income attributable to Series B units	(413)	(506)	(598)	(3,719)
Net income attributable to common shareholders	$12,392	13,881	17,430	17,669

Net income per common share–basic and diluted	$0.07	0.07	0.09	0.10

ANTERO MIDSTREAM GP LP

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2016, 2017, and 2018

(10)  Summarized Financial Information for Antero Midstream

Summarized financial information for Antero Midstream, AMGP’s investee accounted for using the equity method of accounting, is included in this note.  The following tables present summarized income statement and balance sheet information for Antero Midstream (in thousands).

Summarized Antero Midstream Income Statement Information

	Year Ended December 31,
	2016	2017	2018
Revenues	$590,211	772,497	1,028,522
Operating expenses	332,100	447,819	420,952
Operating income	258,111	324,678	607,570
Net income and comprehensive income	236,703	307,315	585,944
Net income attributable to incentive distribution rights	(16,944)	(69,720)	(142,906)
Limited partners' interest in net income	$219,759	237,595	443,038

Summarized Antero Midstream Balance Sheet Information

	December 31,
	2017	2018
Current assets	$120,385	138,435
Non-current assets	2,921,824	3,407,982
Current liabilities	121,316	99,686
Non-current liabilities	1,404,424	1,755,223
Partners' capital	$1,516,469	1,691,508