Form 10-Q
period 2019-03-31
Antero Midstream Corp
filed 2019-05-01
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number: 001-38075

ANTERO MIDSTREAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	61-1748605
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1615 Wynkoop Street Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)

(303) 357-7310

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AM	New York Stock Exchange
Securities registered pursuant to section 12(b) of the Act:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐ Yes  ☒ No

The registrant had 506,847,308 shares of common stock outstanding as of April 26, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements.  Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events.  Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements.  They can be affected by assumptions used or by known or unknown risks or uncertainties.  Consequently, no forward-looking statements can be guaranteed.  When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. Actual results may vary materially.  You are cautioned not to place undue reliance on any forward-looking statements.  You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties.  Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

•	Antero Resources Corporation’s (“Antero Resources”) expected production and ability to meet its drilling and development plan;
•	our ability to execute our business strategy;
•	our ability to realize the anticipated benefits of the simplification and related transactions described elsewhere in this Quarterly Report on Form 10-Q (the “Transactions”)(see Note 1—Organization);
•

the impact of increased levels and costs of indebtedness used to fund the Transactions or the cash portion of the consideration paid in connection therewith, and the increased cost of existing indebtedness due to the actions taken to consummate the Transactions;

•	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
•	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
•	natural gas, natural gas liquids (“NGLs”) and oil prices;
•

our ability to complete the construction of or purchase new gathering and compression, processing, water handling and treatment or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;

•	competition and government regulations;
•	actions taken by third-party producers, operators, processors and transporters;
•	legal or environmental matters;
•	costs of conducting our operations;
•	general economic conditions;
•	credit markets;
•	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
•	uncertainty regarding our future operating results; and
•	plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control.  These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, and the other risks described under the heading “Item 1A.  Risk Factors” in our and Antero Midstream Partners LP (“Antero Midstream Partners”) Annual Reports on Form 10-K, each for the year ended December 31, 2018 (the “2018 Forms 10-K”), on file with the Securities and Exchange Commission (“SEC”).

Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2018 and March 31, 2019

(Unaudited)

(In thousands, except security amounts)

	December 31, 2018	March 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,822	1,968
Accounts receivable–Antero Resources	—	110,980
Accounts receivable–third party	—	256
Other current assets	87	3,515
Total current assets	2,909	116,719
Property and equipment, net	—	3,659,677
Investments in unconsolidated affiliates	43,492	1,153,943
Deferred tax asset	1,304	3,681
Customer relationships	—	556,218
Goodwill	—	1,135,266
Other assets, net	—	42,923
Total assets	$47,705	6,668,427

Liabilities and Equity
Current liabilities:
Accounts payable–Antero Resources	$731	3,603
Accounts payable–third party	28	22,871
Accrued liabilities	407	73,448
Asset retirement obligations	—	1,925
Taxes payable	15,678	15,678
Other current liabilities	—	537
Total current liabilities	16,844	118,062
Long-term liabilities:
Long-term debt	—	2,389,992
Contingent acquisition consideration	—	117,972
Asset retirement obligations	—	4,041
Other	—	2,810
Total liabilities	16,844	2,632,877

Partners' Capital and Stockholders' Equity:
Common shareholders—186,219,438 shares issued and outstanding at December 31, 2018; none issued and outstanding at March 31, 2019	(41,969)	—
IDR LLC Series B units (65,745 units vested at December 31, 2018; none issued and outstanding at March 31, 2019)	72,830	—
Preferred stock, $0.01 par value: none authorized or issued at December 31, 2018; 100,000,000 authorized at March 31, 2019	—	—
Series A non-voting perpetual preferred stock; none designated, issued or outstanding at December 31, 2018; 12,000 designated and 10,000 issued and outstanding at March 31, 2019	—	—
Common stock, $0.01 par value; none authorized, issued or outstanding at December 31, 2018; 2,000,000,000 authorized and 506,640,947 issued and outstanding at March 31, 2019	—	5,066
Additional paid-in capital	—	4,007,287
Accumulated earnings	—	23,197
Total partners' capital and stockholders' equity	30,861	4,035,550
Total liabilities and partners' capital and stockholders' equity	$47,705	6,668,427

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2018 and 2019

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2019
Revenue:
Gathering and compression–Antero Resources	$—	33,534
Water handling and treatment–Antero Resources	—	22,351
Water handling and treatment–third party	—	4
Amortization of customer relationships	—	(1,781)
Total revenue	—	54,108
Operating expenses:
Direct operating	—	14,982
General and administrative (including $8,635 and $11,423 of equity-based compensation in 2018 and 2019, respectively)	9,560	19,809
Depreciation	—	7,650
Accretion and change in fair value of contingent acquisition consideration	—	1,049
Accretion of asset retirement obligations	—	10
Total operating expenses	9,560	43,500
Operating income (loss)	(9,560)	10,608
Interest expense, net	—	(6,217)
Equity in earnings of unconsolidated affiliates	28,453	2,880
Income before taxes	18,893	7,271
Provision for income tax benefit (expense)	(6,088)	2,377
Net income and comprehensive income	12,805	9,648
Net income attributable to vested Series B Units	(413)	—
Limited partners' and common stockholders' interest in net income	$12,392	9,648

Net income per share–basic and diluted	$0.07	0.04

Weighted average common shares outstanding:
Basic	186,188	253,877
Diluted	186,188	254,903

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Partners’ Capital

Three Months Ended March 31, 2018

(Unaudited)

(In thousands)

	Common
	Shares
	Representing		Total
	Limited Partner	Series B	Partners'
	Interests	Unitholders	Capital
Balance at December 31, 2017	$(19,866)	35,474	15,608
Net income and comprehensive income	12,392	413	12,805
Equity-based compensation	7,777	—	7,777
Distributions to shareholders	(13,964)	(783)	(14,747)
Balance at March 31, 2018	$(13,661)	35,104	21,443

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Partners’ Capital and Stockholders’ Equity

Three Months Ended March 31, 2019

(Unaudited)

(In thousands)

	Common
	Shares
	Representing
	Limited			Additional
	Partner	Series B	Common	Paid-In	Preferred	Accumulated	Total
	Interests	Unitholders	Stock	Capital	Stock	Earnings	Equity
Balance at December 31, 2018	$(41,969)	72,830	—	—	—	—	30,861
Distributions to unitholders	(30,543)	(3,720)	—	—	—	—	(34,263)
Net (loss) and comprehensive (loss) pre-acquisition	(13,549)	—	—	—	—	—	(13,549)
Equity-based compensation pre-acquisition	7,034	—	—	—	—	—	7,034
Exchange of common shares for shares of common stock and cash consideration paid	79,027	(69,110)	5,066	4,002,898	—	—	4,017,881
Issuance of Series A non-voting perpetual preferred stock	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	4,389	—	—	4,389
Net income and comprehensive income	—	—	—	—	—	23,197	23,197
Balance at March 31, 2019	$—	—	5,066	4,007,287	—	23,197	4,035,550

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2018 and 2019

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2018	2019
Cash flows provided by (used in) operating activities:
Net income	$12,805	9,648
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions received from Antero Midstream Partners LP	23,772	43,492
Depreciation	—	7,650
Accretion and change in fair value of contingent acquisition consideration	—	1,049
Accretion of asset retirement obligations	—	10
Deferred income tax benefit	—	(2,377)
Equity-based compensation	8,635	11,423
Equity in earnings of unconsolidated affiliates	(28,453)	(2,880)
Distributions from unconsolidated affiliates	—	4,775
Amortization of customer relationships	—	1,781
Amortization of deferred financing costs	—	251
Changes in assets and liabilities:
Accounts receivable–Antero Resources	—	31,331
Accounts receivable–third party	—	(18)
Other current assets	(155)	(2,361)
Accounts payable–Antero Resources	(15)	(444)
Accounts payable–third party	—	(1,454)
Accrued liabilities	565	(32,289)
Income taxes payable	6,088	—
Net cash provided by operating activities	23,242	69,587
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	—	(7,677)
Additions to water handling and treatment systems	—	(8,328)
Investments in unconsolidated affiliates	—	(65,729)
Cash received on acquisition of Antero Midstream Partners LP	—	619,532
Cash consideration paid to Antero Midstream Partners LP unitholders	—	(598,709)
Change in other assets	—	(267)
Net cash used in investing activities	—	(61,178)
Cash flows provided by (used in) financing activities:
Distributions to shareholders	(13,964)	(30,543)
Distributions to Series B unitholders	(783)	(3,720)
Borrowings on bank credit facilities, net	—	25,000
Net cash used in financing activities	(14,747)	(9,263)
Net increase (decrease) in cash and cash equivalents	8,495	(854)
Cash and cash equivalents, beginning of period	5,987	2,822
Cash and cash equivalents, end of period	$14,482	1,968
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	19,250
Increase in accrued capital expenditures and accounts payable for property and equipment	$—	11,933

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and March 31, 2019

(1)  Organization

Antero Midstream Corporation was originally formed as Antero Resources Midstream Management LLC in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream Partners”).  On May 4, 2017, Antero Resources Midstream Management LLC converted from a limited liability company to a limited partnership under the laws of the State of Delaware (the “Conversion”), and changed its name to Antero Midstream GP LP (“AMGP”) in connection with its initial public offering.  On March 12, 2019, pursuant to the previously announced Simplification Agreement, dated as of October 9, 2018, by and among AMGP, Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”), and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to by the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AMC common stock”).  As a result of the Transactions, Antero Midstream Partners is now a wholly owned subsidiary of Antero Midstream Corporation and former shareholders of AMGP, unitholders of Antero Midstream Partners, including Antero Resources Corporation (“Antero Resources”), and holders of Series B Units now own AMC Common Stock.  Unless the context otherwise requires, references to the “Company,” “we,” “us” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning on March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries Antero Midstream LLC (“Midstream Operating”), Antero Water LLC (“Antero Water”), Antero Treatment LLC, and Antero Midstream Finance Corporation (“Finance Corp”).

We are a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources and its increasing production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio.  Our assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment assets.  The Company, through Antero Midstream Partners and its affiliates, provides midstream services to Antero Resources under long-term contracts.  The Company’s corporate headquarters are located in Denver, Colorado.

(2)  Summary of Significant Accounting Policies

(a)Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2018 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies, which have been filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements.  In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2018 and March 31, 2019, and the results the Company’s operations and its cash flows for the three months ended March 31, 2018 and 2019.  The Company has no items of other comprehensive income; therefore, net income is equal to its comprehensive income.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

Certain costs of doing business incurred by Antero Resources on the Company’s behalf have been reflected in the accompanying unaudited condensed consolidated financial statements.  These costs include general and administrative expenses provided to the Company by Antero Resources in exchange for:

•	business services, such as payroll, accounts payable and facilities management;
•	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and
•	employee compensation, including equity‑based compensation.

Transactions between the Company and Antero Resources have been identified in the unaudited condensed consolidated financial statements (see Note 4—Transactions with Affiliates).

As of the date these unaudited condensed consolidated financial statements were filed with the SEC, the Company completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified other than as disclosed in Note 12—Dividends.

(b)Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include (i) for the period prior to March 13, 2019, the accounts of AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning on March 13, 2019, the accounts of Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries, which were acquired in the Transactions.  See Note 3—Business Combination.

(c)Revenue Recognition

The Company, through Antero Midstream Partners and its affiliates, provides gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or at cost plus a margin.  Certain of these contracts contain operating leases of the Company’s assets under GAAP.  Under these arrangements, the Company receives fees for gathering gas products, compression services, and water handling and treatment services.  The revenue the Company earns from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses, and delivers to natural gas compression sites or other transmission delivery points, (2) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (3) in the case of wastewater treatment services performed by the Company, the quantities of wastewater treated for our customers, or (4) in the case of flowback and produced water services provided by third parties, the third party costs the Company incurs plus 3%. The Company recognizes revenue when it satisfies a performance obligation by delivering a service to a customer or the use of leased assets to a customer.  See Note 5—Revenue for the Company’s required disclosures under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.  The Company includes lease revenue within revenues by service.

(d)Use of Estimates

The preparation of the unaudited condensed consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities, and the disclosure of contingent liabilities.  Items subject to estimates and assumptions include the useful lives of property and equipment, the valuation of assets and liabilities acquired from Antero Midstream Partners, as well as the valuation of accrued liabilities, among others.  Although management believes these estimates are reasonable, actual results could differ from these estimates.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

(e)Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents.  The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

(f)Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations, fresh water delivery pipelines and facilities, and the wastewater treatment facility and related landfill used for the disposal of salt therefrom, stated at historical cost less accumulated depreciation and amortization.  The Company capitalizes construction-related direct labor and material costs.  Maintenance and repair costs are expensed as incurred.

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives and salvage values of assets.  The depreciation of fixed assets recorded under operating lease agreements is included in depreciation expense.  Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions, and supply and demand for the Company’s services in the areas in which it operates.  When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable.  However, subsequent events could cause a change in estimates, thereby impacting future depreciation amounts.

Amortization of landfill airspace consists of the amortization of landfill capital costs, including those that have been incurred and capitalized and estimated future costs for landfill development and construction, as well as the amortization of asset retirement costs arising from landfill final capping, closure, and post-closure obligations.  Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per-cubic yard.  The rate per-cubic yard is calculated by dividing each component of the amortizable basis of the landfill by the number of cubic yards needed to fill the corresponding asset’s airspace.  Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life and are, therefore, amortized on a per-cubic yard basis using a landfill’s total airspace capacity.  Estimates of disposal capacity and future development costs are created using input from independent engineers and internal technical teams and are reviewed at least annually.  However, future events could cause a change in estimates, thereby impacting future amortization amounts.

The Company evaluates its long‑lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs, and discount rates typical of third party market participants, which is a Level 3 fair value measurement.

(g)Asset Retirement Obligations

The Company’s asset retirement obligations include its obligation to close, maintain, and monitor landfill cells and support facilities.  After the entire landfill reaches capacity and is certified closed, the Company must continue to maintain and monitor the landfill for a post-closure period, which generally extends for 30 years.  The Company records the fair value of its landfill retirement obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered.  For the Company’s individual landfill cells, the required closure and post-closure obligations under the terms of its permits and its intended operation of the landfill cell are triggered and recorded when the cell is placed into service and salt is initially disposed in the landfill cell.  The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting salt.  Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs.  Actual cash expenditures to perform closure and post-closure activities reduce the retirement obligation liabilities as incurred.  After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

estimated future cash flows underlying the obligation.  Landfill retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a units-of-consumption basis as the disposal capacity is consumed.

Asset retirement obligations are recorded for fresh water impoundments and waste water pits when an abandonment date is identified.  The Company records the fair value of its freshwater impoundment and waste water pit retirement obligations as liabilities in the period in which the regulatory obligation to retire a specific asset is triggered.  The fair value is based on the total reclamation costs of the assets.  Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs.  Actual cash expenditures to perform remediation activities reduce the retirement obligation liabilities as incurred.  After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation.  Fresh water impoundments and wastewater pit retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a straight-line basis until reclamation.

The Company is under no legal obligations, neither contractually nor under the doctrine of promissory estoppel, to restore or dismantle its gathering pipelines, compressor stations, water delivery pipelines and facilities and wastewater treatment facility upon abandonment.  The Company’s gathering pipelines, compressor stations, fresh water delivery pipelines and facilities and wastewater treatment facility have an indeterminate life, if properly maintained.  Accordingly, the Company is not able to make a reasonable estimate of when future dismantlement and removal dates of its pipelines, compressor stations and facilities will occur.

(h)Income Taxes

Antero Midstream Corporation recognizes deferred tax assets and liabilities for temporary differences resulting from net operating loss carryforwards for income tax purposes and the differences between the financial statement and tax basis of assets and liabilities.  The effect of changes in tax laws or tax rates is recognized in income during the period such changes are enacted.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.  Antero Midstream Corporation regularly reviews its tax positions in each significant taxing jurisdiction during the process of evaluating its tax provision.  Antero Midstream Corporation makes adjustments to its tax provision when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; and/or (ii) a tax position is effectively settled with a tax authority at a differing amount.

(i)Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long‑lived assets).  The fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value.  An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs.  Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

The carrying values on the balance sheet of the Company’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable, accrued liabilities, other current liabilities, other liabilities and the Credit Facility (as defined in Note 7—Long-Term Debt) approximate fair values due to their short-term maturities.  The assets and liabilities of Antero Midstream Partners were recorded at fair value as of the acquisition date, March 12, 2019 (see Note 3—Business Combination).

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

(j)Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in companies if the investment provides the Company with the ability to exercise significant influence over, but not control of, the operating and financial policies of the investee.  The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of such companies.  The Company’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Company’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions.  See Note 15—Investments in Unconsolidated Affiliates.

(k)Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill.  For acquisitions, management engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, and goodwill, based on recognized business valuation methodologies.  If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded.  Subsequent to the acquisition, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date.  An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment.  Acquisition-related costs are expensed as incurred in connection with each business combination.  See Note 3—Business Combinations.

(l)Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business.  Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below carrying value.  The impairment test requires allocating goodwill and other assets and liabilities to reporting units.  The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  The fair value is calculated using the expected present value of future cash flows method.  Significant assumptions used in the cash flow forecasts include future net operating margins, future volumes, discount rates, and future capital requirements.  If the fair value of the reporting unit is less than the carrying value, including goodwill, the implied fair value of goodwill is calculated.  The excess, if any, of the book value over the implied fair value of goodwill is charged to net income as an impairment expense.

Amortization of intangibles with definite lives is calculated using the straight-line method which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset.  Intangibles subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable.  If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

(k)Adoption of New Accounting Principle

On February 25, 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases, which requires lessees to record lease liabilities and right-of-use assets as of the date of adoption and was incorporated into GAAP as ASC Topic 842.  The new lease standard does not substantially change accounting by lessors.  The Company adopted the new standard prospectively effective January 1, 2019.  The Company is not a party to material contracts as a lessee.  The Company determined that Antero Midstream Partners’ contractual arrangement with Antero Resources to provide gathering and compression services is an operating lease of certain of the Company’s assets, which are accounted for under the new ASU (see Note 5—Revenue for information on this arrangement).

(3)  Business Combination

On March 12, 2019, AMGP and Antero Midstream Partners completed the Transactions.  The Transactions have been accounted for using the acquisition method of accounting with Antero Midstream Corporation identified as the acquirer of Antero Midstream Partners.

The components of the fair value of consideration transferred are as follows (in thousands):

Fair value of shares of AMC common stock issued(1)	$4,017,881
Cash	598,709
Total fair value of consideration transferred	$4,616,590

(1)	The fair value of each share of AMC common stock issued in connection with the Transactions was determined to be $12.54, the closing price of AMGP common shares on March 12, 2019.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

The following table summarizes the preliminary purchase price allocation.  Due to the proximity of the Transactions to March 31, 2019, the Company is still completing its analysis of the final purchase price allocation.  The estimated fair value of assets acquired and liabilities assumed at March 12, 2019, are as follows (in thousands):

Cash and cash equivalents	$619,532
Accounts receivable–Antero Resources	142,312
Accounts receivable–third party	117
Other current assets	1,150
Property and equipment, net	3,639,148
Investments in unconsolidated affiliates	1,090,109
Customer relationships	558,000
Other assets, net	42,887
Total assets acquired	6,093,255

Accounts payable–Antero Resources	3,316
Accounts payable–third party	30,674
Accrued liabilities	87,021
Other current liabilities	537
Long-term debt	2,364,935
Contingent acquisition consideration	116,924
Asset retirement obligations	5,715
Other liabilities	2,809
Total liabilities assumed	2,611,931
Net assets acquired, excluding goodwill	3,481,324
Goodwill	1,135,266
Net assets acquired	$4,616,590

The Company’s financial statements include $6 million of acquisition-related costs associated with the Transactions.  These costs were expensed as general and administrative costs.

(4)  Transactions with Affiliates

(a)Revenues

Substantially all revenues earned in the three months ended March 31, 2019 were earned from Antero Resources, under various agreements for gathering and compression and water handling and treatment services.  Revenues earned from gathering and processing services consists of lease income.

(b)Accounts receivable—Antero Resources and Accounts payable—Antero Resources

“Accounts receivable—Antero Resources” represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling and treatment services.  “Accounts payable—Antero Resources” represents amounts due to Antero Resources for general and administrative and other costs.

(c)Costs charged by Antero Resources

The employees supporting the Company’s operations are employees of Antero Resources.  Direct operating expense includes costs charged to the Company of $0.4 million during the three months ended March 31, 2019 related to labor charges for Antero Resources employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling and treatment assets.  There were no such charges during the three months ended March 31, 2018.  General and administrative expense includes costs charged to the Company by Antero Resources of $0.1 million and $1.6 million during the three months ended

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

March 31, 2018 and 2019, respectively.  These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, with the exception of noncash equity compensation attributed to the Company for awards issued under the Antero Resources long-term incentive plan and the Antero Midstream Corporation Long Term Incentive Plan (the “AMC LTIP”).  See Note 10—Equity-Based Compensation.

(5)  Revenue

(a)   Revenue from Contracts with Customers

All of the Company’s revenues are derived from service contracts with customers and are recognized when the Company satisfies a performance obligation by delivering a service to a customer.  The Company derives substantially all of its revenues from Antero Resources.  The following sets forth the nature, timing of satisfaction of performance obligations, and significant payment terms of the Company’s contracts with Antero Resources.

Gathering and Compression Agreement

Pursuant to the Company’s 20-year gathering and compression agreement with Antero Resources, which was originally entered into on November 10, 2014, Antero Resources has dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications.  Upon completion of the initial 20‑year term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

The Company also has an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions.  Under the gathering and compression agreement, the Company receives a low pressure gathering fee, a high pressure gathering fee and a compression fee, in each case subject to CPI-based adjustments.  In addition, the agreement stipulates that the Company receives a reimbursement for the actual cost of electricity used at its compressor stations.

 The Company determined that the gathering and compression agreement is an operating lease.  The gathering system is an identifiable asset within the gathering and compression agreement.  The gathering system consists of underground low pressure pipelines that generally connect and deliver gas from specific well pads to compressor stations to compress the gas before delivery to underground high pressure pipelines that transport the gas to a 3rd party pipeline or plant.  The gathering system is considered a single lease due to the interrelated network of the assets.  The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component.  The non-lease components consist of operating, oversight and maintenance of the gathering system, which are performed on time-elapsed measures.  All lease payments, under the future Minimum Volume Commitments discussed below, are considered to be in-substance fixed lease payments under the gathering and compression agreement.

 The Company recognizes revenue when low pressure volumes are delivered to a compressor station, compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline.  The Company invoices the customer the month after each service is performed, and payment is due in the same month.

Water Services Agreement

Antero Midstream Partners is party to a Water Services Agreement with Antero Resources whereby Antero Midstream Partners agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia.  Antero Resources agreed to pay Antero Midstream Partners for all water handling and

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

treatment services provided by Antero Midstream Partners in accordance with the terms of the water services agreement.  The initial term of the water services agreement is 20 years from September 23, 2015 and from year to year thereafter until terminated by either party.  Under the agreement, the Company receives a fixed fee per barrel in West Virginia, Ohio and all other locations for fresh water deliveries by pipeline directly to the well site.  Additionally, the Company receives a fixed fee per barrel for fresh water delivered by truck to high-rate transfer facilities.  All of these fees have been subject to annual CPI adjustments since the inception of the agreement in 2015.  Antero Resources also agreed to pay the Company a fixed fee per barrel for wastewater treatment at the advanced wastewater treatment complex, in each case subject to annual CPI-based adjustments and additional fees based on certain costs.

Under the water services agreement, the Company may also contract with third parties to provide water services to Antero Resources.  Antero Resources reimburses the Company for third party out-of-pocket costs plus a 3% markup.

The Company satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad and the wastewater volumes have been delivered to the Company’s wastewater treatment facility.  The Company invoices the customer the month after water services are performed, and payment is due in the same month.  For services contracted through third party providers, the Company’s performance obligation is satisfied when the service to be performed by the third party provider has been completed.  The Company invoices the customer after the third party provider billing is received, and payment is due in the same month.

Minimum Volume Commitments

Both the gathering and compression and water services agreements include certain minimum volume commitment provisions.  If and to the extent Antero Resources requests that the Company construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years.  Antero Resources also committed to pay a fee on a minimum volume of fresh water deliveries in calendar years 2016 through 2019.  Antero Resources is obligated to pay a minimum volume fee to the Company in the event the aggregate volume of fresh water delivered to Antero Resources under the water services agreement is less than 120,000 barrels per day in 2019.  The Company recognizes water handling and treatment revenue related to these minimum volume commitments at the time it is determined that the volumes will not be consumed by Antero Resources, and the amount of the shortfall is known.  The Company recognizes lease income from its minimum volume commitments under its gathering and compression agreement on a straight-line basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

Minimum revenue amounts under the minimum volume commitments are as follows:

	Remainder of	Year Ended December 31,
(in thousands)	2019	2020	2021	2022	2023	2024	Thereafter	Total
Minimum revenue under the Gathering and Compression Agreement (1)	$141,040	210,363	209,788	209,788	209,788	210,363	535,756	1,726,886
Minimum revenue under the Water Services Agreement	116,966	—	—	—	—	—	—	116,966
Total	$258,006	210,363	209,788	209,788	209,788	210,363	535,756	1,843,852

(1)

Minimum volume commitments under the Gathering and Compression Agreement are recognized on a straight-line basis and additional operating lease income is earned when excess volumes are delivered under the contract.  The Company is not party to any leases that have not commenced.

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee.  The table also identifies the reportable segment to which the disaggregated revenues relate.  For more information on reportable segments, see Note 16—Reporting Segments.

	Three Months
	Ended	Segment to which
(in thousands)	March 31, 2019	revenues relate
Revenue from contracts with customers
Type of service
Gathering—low pressure	$15,826	Gathering and Processing(1)
Gathering—high pressure	9,284	Gathering and Processing(1)
Compression	8,424	Gathering and Processing(1)
Fresh water delivery	10,776	Water Handling and Treatment
Wastewater treatment	2,430	Water Handling and Treatment
Other fluid handling	9,149	Water Handling and Treatment
Amortization of customer relationships	(501)	Gathering and Processing
Amortization of customer relationships	(1,280)	Water Handling and Treatment
Total	$54,108

Type of contract
Per Unit Fixed Fee	$33,534	Gathering and Processing(1)
Per Unit Fixed Fee	13,206	Water Handling and Treatment
Cost plus 3%	9,149	Water Handling and Treatment
Amortization of customer relationships	(501)	Gathering and Processing
Amortization of customer relationships	(1,280)	Water Handling and Treatment
Total	$54,108

(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.

(c)   Transaction Price Allocated to Remaining Performance Obligations

The majority of the Company’s service contracts have a term greater than one year.  As such, the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation.  Under the Company’s service contracts, each unit of product delivered to the customer

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The remainder of our service contracts, which relate to contracts with third parties, are short-term in nature with a contract term of one year or less.  Accordingly, the Company is exempt from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(d)   Contract Balances

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional.  Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities.  At March 31, 2019, the Company’s receivables with customers were $111 million.  There were no receivables from customers as of December 31, 2018.

(6)  Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

	Estimated	March 31,
(in thousands)	useful lives	2019
Land	n/a	$21,496
Gathering systems and facilities	40—50 years(1)	2,359,714
Fresh water permanent buried pipelines and equipment	10—20 years	670,922
Wastewater treatment facility	30 years	304,478
Fresh water surface pipelines and equipment	1—5 years	52,223
Landfill	n/a(2)	65,066
Heavy trucks and equipment	3—5 years	4,047
Above ground storage tanks	5—10 years	4,265
Construction-in-progress	n/a	185,116
Total property and equipment		3,667,327
Less accumulated depreciation		(7,650)
Property and equipment, net		$3,659,677

(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(2)	Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

(7)Long-Term Debt

On May 9, 2018, AMGP entered into a credit facility (the “AMGP Credit Facility”) with a bank, which provided for a line of credit of up to $12 million.  The maturity date of the AMGP Credit Facility was May 6, 2019.

At December 31, 2018, AMGP had no borrowings under the AMGP Credit Facility.  In connection with the Transactions, the AMGP Credit Facility was terminated on March 12, 2019.

AMGP had no long-term debt at December 31, 2018.  Antero Midstream Corporation’s long-term debt was as follows at March 31, 2019:

March 31,
(in thousands)	2019
Credit Facility (a)	$1,100,000
5.375% senior notes due 2024 (b)	652,600
5.75% senior notes due 2027 (c)	653,250
Net unamortized debt issuance costs	(15,858)
Total long-term debt	$2,389,992

(a)  Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of the Company, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks.  Lender commitments under the Credit Facility are $2.0 billion.  At March 31, 2019, the Borrower had borrowings under the Credit Facility of $1.1 billion with a weighted average interest rate of 3.79%.  No letters of credit were outstanding at March 31, 2019 under the Credit Facility.  The maturity date of the facility is October 26, 2022.  The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower is assigned an Investment Grade Rating (as defined below).

Under the Credit Facility, “Investment Grade Period” is a period that, as long as no event of default has occurred and the Borrower is in pro forma compliance with the financial covenants under the Credit Facility, commences when the Company elects to give notice to the Administrative Agent that the Borrower has received at least one of either (i) a BBB- or better rating from Standard and Poor’s or (ii) a Baa3 or better from Moody’s (provided that the non-investment grade rating from the other rating agency is at least either Ba1 if Moody’s or BB+ if Standard & Poor’s (an “Investment Grade Rating”)).  An Investment Grade Period can end at the Borrower’s election.

During a period that is not an Investment Grade Period, the Credit Facility is ratably secured by mortgages on substantially all of the Borrower’s properties, including the properties of its subsidiaries, and guarantees from its subsidiaries.  During an Investment Grade Period, the liens securing the obligations thereunder shall be automatically released (subject to the provisions of the Credit Facility).

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios; provided, however, that during an Investment Grade Period, such covenants become less restrictive on the Borrower.  The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy previously adopted by the board of directors of the general partner of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents.  The Borrower was in compliance with all of the financial covenants under the Credit Facility as of March 31, 2019.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly or, in the case of Eurodollar Rate Loans, at the end of the applicable interest period if shorter than six months.  Interest is payable at a variable rate based on LIBOR or the base rate, determined by election at the time of borrowing.  Interest at the time of borrowing is determined with reference to (i) during any period that is not an Investment Grade Period, the Company’s then-current leverage ratio and (ii) during an Investment Grade Period, with reference to the rating given to the Company by Moody’s or Standard and Poor’s.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

During an Investment Grade Period, the applicable margin rates are reduced by 25 basis points.  Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% based on the leverage ratio, during a period that is not an Investment Grade Period, and 0.175% to 0.375% based on the Company’s rating during an Investment Grade Period.

(b)   5.375% Senior Notes Due 2024

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Finance Corp together with Antero Midstream Partners, (the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  Antero Midstream Partners may redeem all or part of the 2024 Notes at any time on or after September 15, 2019 at redemption prices ranging from 104.031% on or after September 15, 2019 to 100.00% on or after September 15, 2022.  In addition, prior to September 15, 2019, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2024 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.  At any time prior to September 15, 2019, Antero Midstream Partners may also redeem the 2024 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2024 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control, the holders of the 2024 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

On April 15, 2019, the Issuers, Antero Midstream Corporation, and the other guarantors party thereto executed and delivered the Second Supplemental Indenture to the indenture related to the 2024 Notes (the “2024 Second Supplemental Indenture”), which provides, among other things, that Antero Midstream Corporation fully and unconditionally guarantees the 2024 Notes.

(c)5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.  The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 102.875% on or after March 1, 2022 to 100.00% on or after March 1, 2025.  In addition, prior to March 1, 2022, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2027 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.  At any time prior to March 1, 2022, Antero Midstream Partners may also redeem the 2027 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2027 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

On April 15, 2019, the Issuers, Antero Midstream Corporation, and the other guarantors party thereto executed and delivered the First Supplemental Indenture to the indenture related to the 2027 Notes (the “2027 First Supplemental Indenture”), which provides that Antero Midstream Corporation fully and unconditionally guarantees the 2027 Notes.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

(8)  Accrued Liabilities

Accrued liabilities as of December 31, 2018 and March 31, 2019 consisted of the following items:

	December 31,	March 31,
(in thousands)	2018	2019
Capital expenditures	$—	37,657
Operating expenses	—	25,045
Interest expense	—	6,961
Other	407	3,785
Total accrued liabilities	$407	73,448

(9)  Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the period shown below (in thousands):

Asset retirement obligations—December 31, 2018	$—
Antero Midstream Partners asset retirement obligation assumed—March 12, 2019	5,715
Obligations incurred	241
Accretion expense	10
Asset retirement obligations—March 31, 2019	$5,966

(10)  Equity-Based Compensation

The Company’s general and administrative expenses include equity-based compensation costs related to the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”) and the Series B Units prior to the Transaction.  Equity-based compensation after the Transactions include (i) costs allocated to Antero Midstream Partners by Antero Resources for grants made prior to the Transactions pursuant to Antero Resources’ long-term incentive plan, (ii) costs due to Antero Midstream Corporation LTIP (the “AMC LTIP”) and (iii) the Exchanged B Units (as defined below).  Antero Midstream Partners’ portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity.  Equity‑based compensation expense allocated to Antero Midstream Partners was $0.5 million for the period from March 13, 2019 to March 31, 2019.  Antero Resources has unamortized expense totaling approximately $49 million as of March 31, 2019 related to its various equity-based compensation plans, which includes the AMC LTIP.  A portion of this will be allocated to the Antero Midstream Partners as it is amortized over the remaining service period of the related awards.  Antero Midstream Partners does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the Antero Resources long-term incentive plan.

Exchanged B Units

As of December 31, 2018, IDR Holdings had 98,600 Series B Units authorized and outstanding that entitled the holders to receive up to 6% of the amount of the distributions that Antero Midstream Partners made on its incentive distribution rights (“IDRs”) in excess of $7.5 million per quarter, subject to certain vesting conditions.  On December 31, 2018, 65,745 Series B Units were vested.  The holders of vested Series B Units had the right to convert the units to common shares with a value equal to their pro rata share of up to 6% of any increase in AMGP’s equity value in excess of $2.0 billion.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

Upon Closing of the Transactions, each Series B Unit, vested and unvested, was exchanged for 176.0041 shares of our common stock (the “Series B Exchange”), which is a total of 17,353,999 shares of AMC common stock (the “Exchanged B Units”).  Unvested Series B Units of 32,855 were exchanged for 5,782,601 shares of AMC common stock.

The Company accounted for the Series B Exchange as a share-based payment modification under ASC 718, Stock Compensation.  On March 12, 2019, which is the modification date, the Company determined the estimated fair value of the Series B Unit awards using a Monte Carlo simulation using various assumptions including a floor equity value of $2.0 billion, expected volatility of 40% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.51%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%.  Based on these assumptions, the estimated value of each Series B Unit was $1,257 when exchanged for shares of AMC common stock.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The unvested Exchanged B Units retain the same vesting conditions as the Series B Units and are expected to vest on December 31, 2019.

The Company recognized $10.6 million of equity-based compensation expense related to these awards for the three months ended March 31, 2019.  Unamortized expenses related to these awards was $55 million as of March, 31, 2019, which is expected to be recognized during the remainder of 2019.

AMGP LTIP

On April 17, 2017, Antero Midstream GP LP adopted the AMGP LTIP pursuant to which certain non-employee directors of Antero Midstream GP LP’s general partner and certain officers, employees and consultants of Antero Resources were eligible to receive awards representing equity interests in Antero Midstream GP LP.  Antero Midstream GP LP recognized related expense of $0.2 million related to these awards for each of the three months ended March 31, 2018 and 2019, respectively.  In connection with the Transactions, the AMGP LTIP was terminated on March 12, 2019.  No awards were issued and outstanding as of March 12, 2019.

AMC LTIP

Effective March, 12, 2019, the Board of Antero Midstream Corporation adopted the AMC LTIP under which awards may be granted to employees, directors and other service providers of the Company and its affiliates.  The AMC LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock-based awards, cash awards and substitute awards.

As part of the Transactions, each of the unvested outstanding phantom units in the AMP LTIP was assumed by Antero Midstream Corporation and converted into 1.8926 restricted stock units under the AMC LTIP representing a right to receive shares of AMC common stock for each converted phantom unit.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

A summary of the restricted stock unit awards activity during the three months ended March 31, 2019 is as follows:

		Weighted
		Average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total AMC LTIP units awarded and unvested—December 31, 2018	—	$—	—
Granted	1,068,900	$14.58	$13,476
Total AMC LTIP units awarded and unvested—March 31, 2019	1,068,900	$14.58	$14,729

(1)Effective as of March 12, 2019, all unvested outstanding phantom units in the AMP LTIP were assumed by the Company and converted into restricted stock units under the AMC LTIP at a conversion rate of 1.8926.

Intrinsic values are based on the closing price of the Company’s common shares on the referenced dates.  AMC LTIP unamortized expense of $11 million at March 31, 2019, is expected to be recognized over a weighted average period of approximately 2.3 years and the Company’s proportionate share will be allocated to it as it is recognized.

(11)  Cash Distributions—AMGP

The following table details the amount of quarterly distributions AMGP paid with respect to the quarter indicated (in thousands, except per share data):

			Common
Quarter			shareholders	Distributions
and Year	Record Date	Distribution Date	distributions	per share
Q4 2017	February 1, 2018	February 20, 2018	$13,964	$0.075
Q1 2018	May 3, 2018	May 23, 2018	20,109	$0.108
Q2 2018	August 2, 2018	August 22, 2018	23,276	$0.125
Q3 2018	November 2, 2018	November 21, 2018	26,817	$0.144
	Total 2018		$84,166

Q4 2018	February 1, 2019	February 21, 2019	$30,543	$0.164
	Total 2019		$30,543

(12) Dividends

The board of directors declared a cash dividend on the shares of AMC common stock of $0.3025 per share for the quarter ended March 31, 2019.  The dividend will be payable on May 8, 2019 to stockholders of record as of April 26, 2019.  The board of directors also declared a cash dividend on the shares of Series A Preferred Stock of Antero Midstream Corporation.  The aggregate amount of dividends to be paid on the Series A Preferred Stock is $98 thousand, which will be paid on May 15, 2019 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Earnings Per Common Share.  As of March 31, 2019, $29 thousand of the Series A Preferred Stock dividend was accrued.

(13)  Equity and Earnings Per Common Share

(a)  Preferred Stock

The Company authorized 100,000,000 shares of preferred stock in connection with the closing of the Transactions (see Note 3—Business Combination) on March 12, 2019, and issued 10,000 shares of preferred stock designated as "5.5% Series A Non-Voting Perpetual Preferred Stock" (the "Series A Preferred Stock"), to The Antero Foundation on that date.  Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable in cash on the 45th day following the end of each fiscal quarter, or such other dates as the Board will approve, at a rate of 5.5% per annum on (i) the liquidation preference per share of

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

Series A Preferred Stock (as described below) and (ii) the amount of accrued and unpaid dividends for any prior dividend period on such share of Series A Preferred Stock, if any.  At any time following the date of issue, in the event of a change of control, or at any time on or after March 12, 2029, the Company may redeem the Series A Preferred Stock at a price equal to $1,000 per share, plus any accrued and unpaid dividends, payable in cash; provided that if any shares of the Series A Preferred Stock are held by The Antero Foundation at the time of such redemption, the price for redemption of each share of Series A Preferred Stock will be the greater of (i) $1,000 per share, plus any accrued but unpaid dividends, and (ii) the fair market value of the Series A Preferred Stock. On or after March 12, 2029, the holder of each share of Series A Preferred Stock (other than The Antero Foundation) may convert such shares, at any time and from time to time, at the option of the holder into a number of shares of AMC common stock equal to the conversion ratio in effect on the applicable conversion date, subject to certain limitations.  The Series A Preferred Stock ranks senior to the AMC common stock as to dividend rights, as well as with respect to rights upon liquidation, winding-up or dissolution of the Company.  Holders of the Series A Preferred Stock do not have any voting rights in the Company, except as required by law, or any preemptive rights.

(b) Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three Months Ended March 31,
(in thousands)	2018	2019
Basic weighted average number of shares outstanding	186,188	253,877
Add: Dilutive effect of restricted stock units	—	300
Add: Dilutive effect of Series A preferred stock	—	726
Diluted weighted average number of shares outstanding	186,188	254,903

(c)  Earnings Per Common Share

Earnings per common share—basic for (i) the three months ended March 31, 2018 is computed by dividing net income (loss) attributable to AMGP by the basic weighted average number of common shares representing limited partner interest in AMGP outstanding during the period and (ii) the three months ended March 31, 2019 is computed by dividing net income (loss) attributable to Antero Midstream Corporation by the basic weighted average number of shares of AMC common stock outstanding during the period.  Earnings per common share—assuming dilution for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method.  During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2018	2019
Net income	$12,805	9,648
Less net income attributable to Series B Units	(413)	—
Less preferred stock dividends	—	(29)
Net income available to common shareholders	$12,392	9,619

Net income per share–basic and diluted	$0.07	0.04
Weighted average common shares outstanding–basic	186,188	253,877
Weighted average common shares outstanding–diluted	186,188	254,903

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

(14)  Fair Value Measurement

In connection with Antero Resources’ contribution of Antero Water and certain wastewater treatment assets to Antero Midstream Partners in September 2015 (the “Water Acquisition”), Antero Midstream Partners agreed to pay Antero Resources (a) $125 million in cash if the Antero Midstream Partners delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if Antero Midstream Partners delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  This contingent consideration liability is valued based on Level 3 inputs related to expected average volumes and weighted average cost of capital.

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the period shown below (in thousands):

Contingent acquisition consideration—December 31, 2018	$—
Contingent acquisition consideration assumed from Antero Midstream Partners	116,923
Accretion and change in fair value of contingent acquisition consideration	1,049
Contingent acquisition consideration—March 31, 2019	$117,972

The Company accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations.  Antero Midstream Partners is contractually obligated to pay Antero Resources contingent consideration in connection with the Water Acquisition, and therefore recorded this contingent consideration liability at the time of the Water Acquisition.  The Company updates its assumptions each reporting period based on new developments and adjusts such amounts to fair value based on revised assumptions, if applicable, until such consideration is satisfied through payment upon achievement of the specified objectives or it is eliminated upon failure to achieve the specified objectives.

As of March 31, 2019, Antero Midstream Partners expects to pay the entire amount of the contingent consideration for the 176,295,000 barrels or more of fresh water delivered during the period between January 1, 2017 and December 31, 2019, but not for the 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 as a result of changes to Antero Resources’ current 2019 budget and long-term outlook.  The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.  The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2018 and March 31, 2019 approximated fair value because of their short-term nature.  The carrying value of the amounts under the Credit Facility at December 31, 2018 and March 31, 2019 approximated fair value because the variable interest rates are reflective of current market conditions.

As of March 31, 2019, the fair value of the Company’s 2024 Notes and 2027 Notes was approximately $655 million and $660 million, respectively, based on Level 2 market data inputs.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

(15)  Investments in Unconsolidated Affiliates

Investment in Antero Midstream Partners

Prior to the closing of the Transactions, AMGP did not consolidate Antero Midstream Partners, and AMGP’s share of Antero Midstream Partners’ earnings as a result of AMGP’s ownership of the IDRs was accounted for using the equity method of accounting.  AMGP recognized distributions earned from Antero Midstream Partners as “Equity in earnings of unconsolidated affiliates” on its statement of operations in the period in which they were earned and were allocated to AMGP’s capital account.  AMGP’s long-term interest in the IDRs on the balance sheet is recorded in “Investment in unconsolidated affiliates.”  The ownership of the general partner interests and IDRs did not provide AMGP with any claim to the assets of AMGP other than the balance in its Antero Midstream Partners capital account.  Income related to the IDRs was recognized as earned and increased AMGP’s capital account and equity investment.  When these distributions were paid to AMGP, they reduce its capital account and its equity investment in Antero Midstream Partners.  As a result of the Transactions, Antero Midstream Corporation assumed financial control of Antero Midstream Partners and Antero Midstream Partners is now consolidated (see Note 3—Business Combination).

Investment in Stonewall and MarkWest Joint Venture

The Company has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”), which operates a 67-mile pipeline on which Antero Resources is an anchor shipper.

Antero Midstream Partners has a 50% equity interest in the joint venture (the “Joint Venture”) to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP (“MPLX”).  The Joint Venture was formed to develop processing and fractionation assets in Appalachia.  MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia and a one-third interest in two MarkWest fractionators in Ohio.

The Company’s net income includes its proportionate share of the net income of the Joint Venture and Stonewall.  When the Company records its proportionate share of net income, it increases equity income in the unaudited condensed consolidated statements of operations and comprehensive income and the carrying value of that investment on its balance sheet.  When distributions on the Company’s proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the distribution approach under ASU No. 2016-15.  The Company uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because it exercises significant influence, but not control, over the entities.  The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the board of directors and participation in policy-making decisions of Stonewall and the Joint Venture.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

The following table is a reconciliation of our investments in these unconsolidated affiliates:

	Antero			Total Investment
	Midstream		MarkWest	in Unconsolidated
(in thousands)	Partners LP	Stonewall (1)	Joint Venture	Affiliates
Balance at December 31, 2018	$43,492	—	—	43,492
Distributions from unconsolidated affiliates	(43,492)	—	—	(43,492)
Balance at March 12, 2019	—	—	—	—
Investments in unconsolidated affiliates acquired from Antero Midstream Partners	—	133,752	956,357	1,090,109
Additional investments	—	—	65,729	65,729
Equity in net income of unconsolidated affiliates(2)	—	307	2,573	2,880
Distributions from unconsolidated affiliates	—	—	(4,775)	(4,775)
Balance at March 31, 2019	$—	134,059	1,019,884	1,153,943

(1)Distributions are net of capital requirements retained by Stonewall.

(2)As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the new assets of Stonewall and the Joint Venture as of the date of the acquisition of Antero Midstream Partners.

(16)    Reporting Segments

Prior to the closing of the Transactions, AMGP had no reporting segment results.  Following the completion of the Transactions, the Company’s operations, which are located in the United States, are organized into two reporting segments: (1) gathering and processing and (2) water handling and treatment.

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in West Virginia and Ohio.  The gathering and processing segment also includes equity in earnings from the Company’s investments in the Joint Venture and Stonewall.

Water Handling and Treatment

The Company’s water handling and treatment segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways.  The water handling and treatment segment also includes a wastewater treatment facility that was placed in service in 2018, as well as other fluid handling services, which includes high rate transfer, wastewater transportation, disposal and treatment.  See Note 6—Property and Equipment.

These segments are monitored separately by management for performance and are consistent with internal financial reporting.  These segments have been identified based on the differing products and services, regulatory environment and the expertise required for these operations.  Management evaluates the performance of the Company’s business segments based on operating income.  Interest expense is primarily managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and March 31, 2019

Summarized financial information concerning the Company’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and		Consolidated
	Processing	Treatment	Unallocated (1)	Total
Three months ended March 31, 2019
Revenues:
Revenue–Antero Resources	$33,534	22,351	—	55,885
Revenue–third-party	—	4	—	4
Amortization of customer contracts	(501)	(1,280)	—	(1,781)
Total revenues	33,033	21,075	—	54,108

Operating expenses:
Direct operating	2,935	12,047	—	14,982
General and administrative (excluding equity-based compensation)	1,020	574	6,792	8,386
Equity-based compensation	377	213	10,833	11,423
Depreciation	2,560	5,090	—	7,650
Accretion and change in fair value of contingent acquisition consideration	—	1,049	—	1,049
Accretion of asset retirement obligations	—	10	—	10
Total expenses	6,892	18,983	17,625	43,500
Operating income	$26,141	2,092	(17,625)	10,608

Equity in earnings of unconsolidated affiliates	$2,880	—	—	2,880
Total assets	$4,818,809	1,841,516	8,102	6,668,427
Additions to property and equipment	$7,677	8,328	—	16,005

(1)Certain expenses that are not directly attributable to gathering and processing and water handling and treatment are managed and evaluated on a consolidated basis.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report.  The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements.  This discussion contains forward‑looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management.  Actual results could differ materially from such forward‑looking statements as a result of various risk factors, including those that may not be in the control of management.  For further information on items that could impact our future operating performance or financial condition, please see “Item 1A.  Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward‑Looking Statements.”  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.    For more information please refer to our Annual Report on Form 10-K for the year ended December 31, 2018  on file with the SEC.

On March 12, 2019, pursuant to the previously announced Simplification Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners GP LP (“AMGP”), Antero Midstream Partners LP (“Antero Midstream Partners”) and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”), and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AMC  common stock”).

The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805 – Business Combinations and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at fair value.  As a result, the unaudited condensed consolidated balance sheet of Antero Midstream Corporation at March 31, 2019 includes the financial position of Antero Midstream Partners and its subsidiaries and the unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries commencing on March 13, 2019.  Unless the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning and after March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries.

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to service Antero Resources’ increasing production and completion activity.  Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio.  Its assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways and a wastewater treatment facility (referred to herein as our “wastewater treatment facility”) that was placed in service in 2018 and a related landfill used for the disposal of waste therefrom.  These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines.  Other fluid handling services include third party services for well completion and production operations in Antero Resources’ operating areas managed by Antero Midstream Partners.  We believe that Antero Midstream Partners’ strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Marcellus and Utica Shale plays.

Recent Developments and Highlights

Closing of Previously Announced Simplification Transaction

On March 12, 2019, AMGP and Antero Midstream Partners completed the Transactions.  The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations, and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at fair value.

The financial results of the Company for the three months ended March 31, 2019 are not comparative to the three months ended March 31, 2018 due to the Company’s acquisition of Antero Midstream Partners on March 12, 2019, nor are they reflective of the ongoing operations and financial results of the Company as the operating and financial results of Antero Midstream Partners are only included for the period from March 13, 2019 to March 31, 2019.  Accordingly, in addition to presenting a discussion of Antero Midstream Corporation’s results of operations, we are also presenting Antero Midstream Corporation’s pro forma results of operations for the three months ended March 31, 2018 and 2019, which give pro forma effect to the Transactions as if they had occurred on January 1, 2018.  See additional discussion below regarding “—Items Affecting Comparability of our Financial Results.”

Financial Results as Reported

For the three months ended March 31, 2019, we generated cash flows from operations of $70 million and net income of $10 million.  Cash flows from operations were $23 million and net income was $13 million for the three months ended March 31, 2018.  From March 13, 2019 through March 31, 2019, we consolidated the results of Antero Midstream Partners and its subsidiaries, whereas in the three months ended March 31, 2018, our source of income and cash flow was from the incentive distribution rights of Antero Midstream Partners.

Dividends Declared

The board of directors declared a cash dividend on the shares of AMC common stock of $0.3025 per share for the quarter ended March 31, 2019.  The dividend will be payable on May 8, 2019 to stockholders of record as of April 26, 2019.  The board of directors also declared a cash dividend on the shares of Series A Preferred Stock of Antero Midstream Corporation.  The aggregate amount of dividends to be paid on the Series A Preferred Stock is $98 thousand, which will be paid on May 15, 2019 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Earnings Per Common Share.  As of March 31, 2019, $29 thousand of the Series A Preferred Stock dividend was accrued.

2019 Capital Budget and Capital Spending

Our full year 2019 capital spending will include Antero Midstream Partners capital spending beginning on March 13, 2019.  Antero Midstream Partners’ full year 2019 capital budget is a range of $750 million to $800 million, which at the midpoint includes $710 million of expansion capital and $65 million of maintenance capital.    The capital budget includes $400 million of capital for gathering and compression infrastructure primarily in the Marcellus Shale.  We also expect to invest $135 million for fresh water delivery infrastructure including an additional withdrawal point and associated trunklines to support Antero Resources’ development in Tyler and Wetzel Counties, West Virginia.  Antero Midstream Partner’s 2019 budget also includes $200 million for our investment in the Joint Venture primarily for the construction of two more processing plants to provide an additional 400 Mmcf/d of processing capacity.

Credit Facility

In conjunction with the closing of the Transactions, AMGP’s $12 million credit facility was terminated on March 12, 2019.  We will fund our operations through borrowings under the Antero Midstream Partners’ Credit Facility, our operating cash flows, cash on our balance sheet and capital market transactions.  As of March 31, 2019, lender commitments under the Antero Midstream Partners credit facility were $2.0 billion, with a letter of credit sublimit of $150 million.  At March 31, 2019, Antero Midstream Partners had borrowings of $1.1 billion and no letters of credit outstanding under the Credit Facility.  See “—Debt Agreements—Antero Midstream Partners Revolving Credit Facility” for a description of the Credit Facility.

Items Affecting Comparability of Our Financial Results

Our historical financial results discussed below are not comparable to our future financial results primarily as a result of the Merger.  The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations, and accounted for as a business combination with the acquired assets and liabilities of Antero Midstream Partners recorded at fair value.  As such, the condensed consolidated financial statements for the three months ended March 31, 2018 and as of December 31, 2018 are the condensed consolidated financial statements of AMGP and its consolidated subsidiaries, which does not include Antero Midstream Partners and its subsidiaries.  Effective March 12, 2019, Antero Midstream Corporation commenced consolidating Antero Midstream Partners and its subsidiaries in the condensed consolidated financial statements of Antero Midstream Corporation.  As a result, the condensed consolidated balance sheet of Antero Midstream Corporation at March 31, 2019 includes the financial position of Antero Midstream Partners and its subsidiaries, and the condensed consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries beginning on March 13, 2019.

The historical condensed consolidated financial statements included herein are the financial statements of Antero Midstream Corporation, formerly AMGP, which prior to the Merger reflect that AMGP’s only income resulted from distributions made on the IDR’s of Antero Midstream Partners and expenses were limited to general and administrative expenses and equity-based compensation.  The condensed consolidated financial statements for the three months ended March 31, 2019 include the results of Antero Midstream Partners and its subsidiaries beginning on March 13, 2019.

Accordingly, in addition to presenting a discussion of our results of operations, we are also presenting our pro forma results of operations which gives effect to the adjustments described in the unaudited pro forma condensed combined financial statements, which are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q,  prepared as if the Transactions had occurred on January 1, 2018.  The pro forma financial information provides the historical financial data and pro forma financial information presented herein may not fully and accurately reflect what our actual results would have been if the Transactions had been completed at the beginning of the periods presented.

Accordingly, in addition to presenting a discussion of our results of operations as reported, we are also presenting our pro forma results of operations, which give effect to the adjustments described below under “—Pro Forma Adjustments.”  The pro forma information presented below should be read in conjunction with the unaudited pro forma condensed combined financial statements, which are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and describe the assumptions and adjustments used in preparing such information.  The pro forma adjustments are based on currently available information and certain estimates and assumptions.  Therefore, the actual adjustments may differ from the pro forma adjustments.  However, management believes that the pro forma assumptions provide a reasonable basis for presenting the results of operations on a more meaningful basis.

Results of Operations as Reported

Revenue - Antero Resources and Direct Operating Expenses.  Revenues from Antero Resources and direct operating expenses reflect 19 days of revenue and operating expenses generated by Antero Midstream Partners after the acquisition on March 12, 2019.

General and administrative expenses.  General and administrative expenses (excluding equity-based compensation expense) increased from $1 million for the three months ended March 31, 2018 to $8 million for the three months ended March 31, 2019.  The increase was primarily due to an increased costs associated with the Transactions incurred in 2019 as well as the general and administrative expenses of Antero Midstream Partners after the acquisition on March 12, 2019.  Equity-based compensation increased from $9 million for the three months ended March 31, 2018 to $11 million for the three months ended March 31, 2019 due to the Series B Exchange as result of the Transactions.

Depreciation expense.  Depreciation expense increased from none for the three months ended March 31, 2018 to $8 million for the three months ended March 31, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Accretion and change in fair value of contingent acquisition consideration.  Accretion expenses increased from none for the three months ended March 31, 2018 to $1 million for the three months ended March 31, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Interest expense.  Interest expense increased from none for the three months ended March 31, 2018 to $6 million for the three months ended March 31, 2019 as a result of the Transactions, which included the assumption of approximately $2.4 billion of debt.

Operating income.  Total operating income increased from a loss of $10 million for the three months ended March 31, 2018 to operating income of $11 million for the three months ended March 31, 2019.  The increase was due to operating revenues and expenses for Antero Midstream Partners after the Transactions on March 12, 2019.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates for the three months ended March 31, 2018 represents Antero Midstream GP LP’s equity investment in Antero Midstream Partners.  Equity in earnings of unconsolidated affiliates for the three months ended March 31, 2019 represents Antero Midstream GP LP’s equity investment in Antero Midstream Partners from January 1, 2019 through March 12, 2019 and the portion of the net income from Antero Midstream

Partners’ investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests for the period from March 13, 2019 through March 31, 2019.

Income tax expense (benefit).  Income tax expense was $6 million for the three months ended March 31, 2018 and income tax benefit was $2 million for the three months ended March 31, 2019.  The income tax benefit for the three months ended March 31, 2019 was primarily the result of favorable tax adjustments related to the Transactions.

Pro Forma Results of Operations and Operating Expenses

Unless the context otherwise requires, references in this “Pro Forma Segment Results of Operations and Operating Expenses” to the “Company,” “we,” “us” or “our” refer to, and the results of operations discussed below relate to, the combined results of Antero Midstream Corporation and Antero Midstream Partners as if the Transactions had occurred on January 1, 2018.

The pro forma segment results of operations and operating expenses, and the pro forma operations data for the three months ended March 31, 2018 and 2019 have been prepared to give pro forma effect to the Transactions as if they had occurred on January 1, 2018.  The pro forma adjustments are based on currently available information and certain estimates and assumptions, including preliminary purchase price allocation which is subject to finalization.  Therefore, the actual adjustments may differ from the pro forma adjustments.  However, management believes that the pro forma assumptions provide a reasonable basis for presenting the significant effects of the Transactions.

The pro forma information is for illustrative purposes only.  If the Transactions had occurred on January 1, 2018, operating results might have been materially different from those presented in the pro forma financial information.  The pro forma financial information should not be relied upon as an indication of operating results that we would have achieved if the Transactions had taken place on January 1, 2018.  In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of our future results.  The pro forma information presented below should be read in conjunction with the unaudited pro forma condensed combined financial statements, which are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Pro Forma Segment Results of Operations and Operating Expenses for the three months ended March 31, 2018 and the three months ended March 31, 2019

		Water			Pro Forma
	Gathering and	Handling and	Pro Forma		Consolidated
	Processing	Treatment	Adjustments	Unallocated (1)	Total
Three months ended March 31, 2018
Revenues:
Revenue–Antero Resources	$108,177	120,889	—	—	229,066
Revenue–third-party	—	525	—	—	525
Amortization of customer contracts	—	—	(8,440)	—	(8,440)
Total revenues	108,177	121,414	(8,440)	—	221,151

Operating expenses:
Direct operating	11,382	55,874	—	—	67,256
General and administrative (excluding equity-based compensation)	5,704	2,540	—	925	9,169
Equity-based compensation	4,658	1,553	—	8,635	14,846
Depreciation	23,414	9,018	11,925	—	44,357
Accretion and change in fair value of contingent acquisition consideration	—	3,874	—	—	3,874
Accretion of asset retirement obligations	—	34	—	—	34
Total expenses	45,158	72,893	11,925	9,560	139,536
Operating income	$63,019	48,521	(20,365)	(9,560)	81,615

Interest expense, net	$(14,394)	3,097	(5,441)	—	$(16,738)
Equity in earnings of unconsolidated affiliates	$7,862	—	(2,959)	—	$4,903
Pro Forma Adjusted EBITDA					$160,251

Three months ended March 31, 2019
Revenues:
Revenue–Antero Resources	$158,307	115,888	—	—	274,195
Revenue–third-party	—	55	—	—	55
Amortization of customer contracts	—	—	(8,440)	—	(8,440)
Total revenues	158,307	115,943	(8,440)	—	265,810

Operating expenses:
Direct operating	14,108	65,692	—	—	79,800
General and administrative (excluding equity-based compensation)	10,912	6,998	(15,345)	6,792	9,357
Equity-based compensation	1,963	1,104	—	10,833	13,900
Impairment of property and equipment	6,590	392	—	—	6,982
Depreciation	10,882	18,475	9,408	—	38,765
Accretion and change in fair value of contingent acquisition consideration	—	2,977	—	—	2,977
Accretion of asset retirement obligations	—	73	—	—	73
Total expenses	44,455	95,711	(5,937)	17,625	151,854
Operating income	$113,852	20,232	(2,503)	(17,625)	113,956

Interest expense, net	$(23,000)	—	171	(32)	(22,861)
Equity in earnings of unconsolidated affiliates	$15,144	—	(2,335)	—	12,809
Pro Forma Adjusted EBITDA					$202,473

(1)	Represents corporate expenses that are not directly attributable to either the gathering and processing or water handling and treatment segments.

The operating data below represents (i) the operating data of Antero Midstream Partners and its subsidiaries for the three months ended March 31, 2018 and (ii) the combined operating results of (a) Antero Midstream Partners and its subsidiaries for the period from January 1, 2019 through March 12, 2019 and (b) Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, from March 13, 2019 to March 31, 2019.

			Amount of
	Three Months Ended March 31,		Increase	Percentage
	2018	2019	or Decrease	Change
Pro Forma Operating Data:
Gathering—low pressure (MMcf)	165,192	230,540	65,348	40%
Gathering—high pressure (MMcf)	158,862	224,786	65,924	41%
Compression (MMcf)	127,195	202,938	75,743	60%
Fresh water delivery (MBbl)	19,915	13,732	(6,183)	(31)%
Treated water (MBbl)	—	2,147	2,147	*
Other fluid handling (MBbl)	3,979	5,066	1,087	27%
Wells serviced by fresh water delivery	46	31	(15)	(33)%
Gathering—low pressure (MMcf/d)	1,835	2,562	727	40%
Gathering—high pressure (MMcf/d)	1,765	2,498	733	42%
Compression (MMcf/d)	1,413	2,255	842	60%
Fresh water delivery (MBbl/d)	221	153	(68)	(31)%
Treated water (MBbl/d)	—	24	24	*
Other fluid handling (MBbl/d)	44	56	12	27%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.32	0.33	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.20	0.01	5%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.78	3.89	0.11	3%
Average treatment fee ($/Bbl)	$—	4.48	4.48	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	46,726	89,652	42,926	92%
Fractionation—Joint Venture (MBbl)	555	1,981	1,426	257%
Processing—Joint Venture (MMcf/d)	519	996	477	92%
Fractionation—Joint Venture (MBbl/d)	6	22	16	267%

Pro Forma Discussion of Results of Operations

Revenue - Antero Resources.  Revenues from Antero Resources increased by 20%, from $221 million for the three months ended March 31, 2018 to $266 million for the three months ended March 31, 2019.  Excluding amortization of customer relationships, revenue from Antero Resources increased by 20% from $229 million for the three months ended March 31, 2018 to $274 million for the three months ended March 31, 2019.  Gathering and compression revenues increased by 46%, from $108 million for the three months ended March 31, 2018 to $158 million for the three months ended March 31, 2019.  Water handling and treatment revenues decreased by 4%, from $121 million for the three months ended March 31, 2018 to $116 million for the three months ended March 31, 2019.  These fluctuations primarily resulted from the following:

Gathering and Processing

•

low pressure gathering revenue increased $22 million period over period due to an increase of throughput volumes of 65 Bcf, or 727 MMcf/d, which was due to 163 additional wells connected to our system since March 31, 2018;

•

high pressure gathering revenue increased $13 million period over period due to an increase of throughput volumes of 66 Bcf, or 733 MMcf/d, primarily as a result of the addition of two new high pressure gathering lines placed in service since March 31, 2018;

•

compression revenue increased $15 million period over period due to an increase of throughput volumes of 76 Bcf, or 842 MMcf/d, primarily due to the addition of three new compressor stations that were placed in service since March 31, 2018, and additional wells connected to our system;

Water Handling and Treatment

•

fresh water delivery revenue decreased $22 million period over period due to a decrease in fresh water delivery of 6,183 MBbl, or 68 MBbl/d, as a result of a decrease in the number of wells serviced by Antero Resources;

•

we began recognizing revenues for water treatment services provided at our wastewater treatment facility when the facility was placed in service in May 2018, which increased revenue by $10 million for the period with throughput volumes of 2,147 MBbl, or 24 MBbl/d; and

•	other fluid handling services revenue increased $7 million period over period due to an increase in other fluid handling volumes of 1,087 MBbl or 12 MBbl/d.

Direct operating expenses.  Total direct operating expenses increased by 19%, from $67 million for the three months ended March 31, 2018 to $80 million for the three months ended March 31, 2019.  Gathering and processing direct operating expenses increased from $11 million for the three months ended March 31, 2018 to $14 million for the three months ended March 31, 2019.  The increase was primarily due to an increase in the number of gathering pipelines and compressor stations.  Water handling and treatment direct operating expenses increased from $56 million for the three months ended March 31, 2018 to $66 million for the three months ended March 31, 2019.  The increase was primarily due to an increase in other fluid handling volumes.

General and administrative (excluding equity-based compensation) expenses.  General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $9 million for each of the three months ended March 31, 2018 and 2019, respectively.

Equity-based compensation expenses.  Equity-based compensation expenses remained relatively consistent at $15 million and $14 million for the three months ended March 31, 2018 and 2019, respectively.

Impairment expense.  Impairment expense of $7 million for the three months ended March 31, 2019 was for the decommissioning of assets related to a third-party compressor station.  There was no impairment expense for the three months ended March 31, 2018.

Depreciation expense.  Total depreciation expense decreased by 13%, from $44 million for the three months ended March 31, 2018 to $39 million for the three months ended March 31, 2019.  The decrease was primarily due to the change in estimated useful lives of gathering and compression facilities, partially offset by additional assets placed into service.

Accretion and change in fair value of contingent acquisition consideration.  Accretion of contingent acquisition consideration remained relatively consistent at $4 million and $3 million for the three months ended March 31, 2018 and 2019, respectively.  In connection with the Water Acquisition, we agreed to pay Antero Resources $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019.  As of March 31, 2019, we have delivered 141 million of the 176 million barrels and we expect to pay the entire amount of the contingent consideration for the delivery of 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019.  We have agreed to pay an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020.  As of March 31, 2019, we have delivered 85 million of the 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 and do not expect to deliver at least 219 million barrels based on Antero Resources’ 2019 budget and long-term outlook.

Accretion of asset retirement obligations.  An asset retirement obligation to close and monitor the wastewater treatment facility landfill in the future according to environmental standards was created when the wastewater treatment facility landfill began accepting salt in January 2018.  Accretion of asset retirement obligations increased from $34 thousand for the three months ended March 31, 2018 to $73 thousand for the three months ended March 31, 2019 due to retirement obligations for fresh water impoundments and waste water pits identified since March 31, 2018.

Interest expense.  Interest expense increased by 37%, from $17 million, net of $3 million in capitalized interest, for the three months ended March 31, 2018 to $23 million for the three months ended March 31, 2019.  No interest was capitalized for the three months ended March 31, 2019.  Total interest costs increased from $20 million for the three months ended March 31, 2018 to $23 million for the three months ended March 31, 2019 primarily due to (i) an increase in interest expense incurred on increased borrowings outstanding under the Credit Facility, (ii) increased interest rates, and (iii) this issuance of $650 million of 5.75% senior unsecured notes.

Operating income.  Total operating income increased by 40%, from $82 million for the three months ended March 31, 2018 to $114 million for the three months ended March 31, 2019.  Gathering and processing operating income increased by 81%, from $63 million for the three months ended March 31, 2018 to $114 million for the three months ended March 31, 2019.  The increase was primarily due to an increase in gathering and compression throughput volumes and lower depreciation on the gathering system in 2019.  Water handling and treatment operating income decreased by 59%, from $49 million for the three months ended March 31, 2018 to $20 million for the three months ended March 31, 2019.  The decrease was primarily due to a decrease in the number of wells serviced by freshwater delivery services.

Equity in earnings of unconsolidated affiliates.  Equity in earnings in unconsolidated affiliates increased by 161%, from $5 million for the three months ended March 31, 2018 to $13 million for the three months ended March 31, 2019.  Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests.  The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2019.

Pro Forma Adjusted EBITDA.  Pro Forma Adjusted EBITDA increased by 26%, from $160 million for the three months ended March 31, 2018 to $202 million for the three months ended March 31, 2019.  The increase was primarily due to an increase in revenue resulting from an increase in gathering and compression volumes.  For a discussion of the non-GAAP financial measure Pro Forma Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity as Reported

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flow, cash on our balance sheet, borrowings under Antero Midstream Partners’ Credit Facility and capital market transactions.  We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next twelve months.

The board of directors declared a cash dividend on the shares of AMC common stock of $0.3025 per share for the quarter ended March 31, 2019.  The dividend will be payable on May 8, 2019 to stockholders of record as of April 26, 2019.  The board of directors also declared a cash dividend on the shares of Series A Preferred Stock of Antero Midstream Corporation.  The aggregate amount of dividends to be paid on the Series A Preferred Stock is $98 thousand, which will be paid on May 15, 2019 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Earnings Per Common Share.  As of March 31, 2019, $29 thousand of the Series A Preferred Stock dividend was accrued.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations.  Our expansion capital expenditures will be funded by borrowings under the Credit Facility or from potential capital markets transactions.

The following table summarizes our cash flows for the three months ended March 31, 2018 and 2019:

	Three Months Ended March 31,		Increase
(in thousands)	2018	2019	(Decrease)
Net cash provided by operating activities	$23,242	69,587	46,345
Net cash used in investing activities	—	(61,178)	61,178
Net cash used in financing activities	(14,747)	(9,263)	(5,484)
Net increase in cash and cash equivalents	$8,495	(854)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $23 million and $70 million for the three months ended March 31, 2018 and 2019, respectively.  The increase in cash flows from operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily the result of increased distributions received from Antero Midstream Partners in addition to increased cash flows associated with Antero Midstream Partners for the period March 13, 2019 through March 31, 2019 due to the Merger.

Cash Flows Used in Investing Activities

During the three months ended March 31, 2019, we used cash flows in investing activities of $61 million while we had no cash flows from investing activities during the three months ended March 31, 2018.  The decrease was due to $598 million of cash paid to Antero Midstream Partners unitholders as consideration in the Merger, $66 million in investments in unconsolidated affiliates and $16 million in capital expenditures for gathering systems and facilities and water handling and treatment assets partially offset by cash received of $620 million, which was borrowed by Antero Midstream Partners on its Credit Facility to pay the aforementioned $598 million of consideration in the Merger.

Our capital budget is $750 million to $800 million for full year 2019 (including capital expenditures by Antero Midstream Partners prior to March 13, 2019), which includes $710 million of expansion capital and $65 million of maintenance capital at the midpoint of the range.  Our capital budgets may be adjusted as business conditions warrant.  If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods.  As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows.  We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flows Provided by Financing Activities

Net cash used in financing activities was $15 million and $9 million for the three months ended March 31, 2018 and 2019, respectively.  The increase in cash used in financing activities for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was the result of a total increase in cash distributions paid to shareholders and Series B unitholders of $20 million, partially offset by $25 in borrowings on the Credit Facility.

Debt Agreements and Contractual Obligations

Antero Midstream Partners Revolving Credit Facility

On October 26, 2017, the Antero Midstream Partners entered into the Credit Facility.  The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower elects to enter into an Investment Grade Period, as described below.

The Credit Facility was amended on October 31, 2018 and February 26, 2019 to, among other things: (i) increase lender commitments from $1.5 billion to $2.0 billion, (ii) permit us, the Borrower and the guarantors under the facility to consummate the Transactions and (iii) to modify pricing to the levels described in more detail below.  The maturity date of the facility is October 26, 2022.  At March 31, 2019, we had $1.1 billion of borrowings and no letters of credit outstanding under the Credit Facility.

Under the Credit Facility, “Investment Grade Period” is a period that, as long as no event of default has occurred and the Borrower is in pro forma compliance with the financial covenants under the Credit Facility, commences when the Borrower elects to give notice to the Administrative Agent that the Borrower has received at least one of either (i) a BBB- or better rating from Standard and Poor’s or (ii) a Baa3 or better from Moody’s (provided that the non-investment grade rating from the other rating agency is at least either Ba1 if Moody’s or BB+ if Standard and Poor’s (an “Investment Grade Rating”)).  An Investment Grade Period can end at the Borrower’s election.

We have a choice of borrowing in Eurodollars or at the base rate.  Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable (i) with respect to base rate loans, quarterly and (ii) with respect to Eurodollar loans, the last day of each Interest Period (as defined below); provided that if any Interest Period for a Eurodollar loan exceeds three months, interest will be payable on the respective dates that fall every three months after the beginning of such Interest Period.  Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate administered by the ICE Benchmark Administration for one, two, three, six or, if available to the lenders, twelve months (the “Interest Period”) plus an applicable margin ranging from (i) 125 to 225 basis points during any period that is not an Investment Grade Period, depending on the leverage ratio then in effect and (ii) 112.5 to 200 basis points during an Investment Grade Period, depending on the Borrower’s credit rating then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from (i) 25 to 125 basis points during any period that is not an Investment Grade Period, depending on the leverage ratio then in effect and (ii) 12.5 to 100 basis points during an Investment Grade Period, depending on the Borrower’s credit rating then in effect.

During any period that is not an Investment Grade Period, the Credit Facility is guaranteed by our subsidiaries and is secured by mortgages on substantially all of its and its subsidiaries’ properties; provided that the liens securing the Credit Facility shall be automatically released during an Investment Grade Period.  The Credit Facility contains restrictive covenants that may limit our ability to, among other things:

•	incur additional indebtedness;
•	sell assets;
•	make loans to others;
•	make investments;

•	enter into mergers;
•	make certain restricted payments;
•	incur liens; and
•	engage in certain other transactions without the prior consent of the lenders.

The Credit Facility also requires us to maintain the following financial ratios:

•

a consolidated interest coverage ratio, which is the ratio of our consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter; provided that during an Investment Grade Period, the Borrower will not to be subject to such ratio;

•

a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that during an Investment Grade Period or at our election (the “Financial Covenant Election”), the consolidated total leverage ratio shall be no more than 5.25 to 1.0; and

•

after a Financial Covenant Election (and up to the commencement of an Investment Grade Period), a consolidated senior secured leverage ratio covenant rather than the consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with the applicable covenants and ratios as of March 31, 2019.  The actual borrowing capacity available to Antero Midstream Partners may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

5.375% Senior Notes Due 2024

On September 13, 2016, the Issuers, issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  Antero Midstream Partners may redeem all or part of the 2024 Notes at any time on or after September 15, 2019 at redemption prices ranging from 104.031% on or after September 15, 2019 to 100.00% on or after September 15, 2022.  In addition, prior to September 15, 2019, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2024 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.  At any time prior to September 15, 2019, Antero Midstream Partners may also redeem the 2024 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2024 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control, the holders of the 2024 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

On April 15, 2019, the Issuers, Antero Midstream Corporation, and the other guarantors party thereto executed and delivered the 2024 Second Supplemental Indenture, which provides, among other things, that Antero Midstream Corporation fully and unconditionally guarantees the 2024 Notes.

5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.  The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 102.875% on or after March 1, 2022 to 100.00% on or after March 1, 2025.  In addition, prior to March 1, 2022, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2027 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.  At any time prior to March 1, 2022, Antero Midstream Partners may also redeem the 2027 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2027 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

On April 15, 2019, the Issuers, Antero Midstream Corporation, and the other guarantors party thereto executed and delivered the 2027 First Supplemental Indenture, which provides that Antero Midstream Corporation fully and unconditionally guarantees the 2027 Notes.

Contractual Obligations

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance.  A summary of our contractual obligations by maturity date as of March 31, 2019 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Credit Facility (1)	$—	—	—	1,100	—	—	—	1,100
5.375% senior notes due 2024—principal	—	—	—	—	—	650	—	650
5.375% senior notes due 2024—interest	17	35	35	35	35	35	—	192
5.75% senior notes due 2027—principal	—	—	—	—	—	—	650	650
5.75% senior notes due 2027—interest	19	37	37	37	37	37	93	297
Water treatment (2)	27	—	—	—	—	—	—	27
Contingent acquisition consideration	125	—	—	—	—	—	—	125
Asset retirement obligations	2	1	—	—	1	—	2	6
Total	$190	73	72	1,172	73	722	745	3,047

(1)

Includes outstanding principal amounts on the Credit Facility at March 31, 2019.  This table does not include future commitment fees, interest expense or other fees on the Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

(2)	Includes obligations related to the construction of our wastewater treatment facility.

Non-GAAP Financial Measures

We use Pro Forma Adjusted EBITDA as important indicators of our performance.  We define Pro Forma Adjusted EBITDA as net income before net interest expense, interest tax expense (benefit), depreciation, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, transaction expenses, amortization of customer relationships and including cash distributions from unconsolidated affiliates and including Antero Midstream Partners’ pre-acquisition: net income before interest expense, simplification expenses, depreciation, impairment, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, amortization of customer relationships excluding equity in earnings of unconsolidated affiliates, including cash distributions from unconsolidated affiliates and excluding equity in earnings of Antero Midstream Partners.

We use Pro Forma Adjusted EBITDA to assess:

•the financial performance of our assets, without regard to financing methods capital structure or historical cost basis;

•our operating performance and return on capital as compared to other publicly traded companies in the midstream energy sector, without regard to financing or capital structure; and

•the viability of acquisitions and other capital expenditure projects.

Pro Forma Adjusted EBITDA is a non-GAAP financial measure.  The GAAP measure most directly comparable to Pro Forma Adjusted EBITDA is net income.  The non-GAAP financial measure of Pro Forma Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income.  Pro Forma Adjusted EBITDA presentations are made in accordance with GAAP and have important limitations as an analytical tool because they include some, but not all, items that affect net income and Pro Forma Adjusted EBITDA.  You should not consider Pro Forma Adjusted EBITDA in isolation or as a substitute for analyses of results as reported under GAAP.  Our definition of Pro Forma Adjusted EBITDA may not be comparable to similarly titled measures of other corporations.

The following table represents a reconciliation of our Pro Forma Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended March 31,
(in thousands)	2018	2019
Reconciliation of Pro Forma Net Income to Pro Forma Adjusted EBITDA:
Pro Forma Net income	$50,970	82,123
Interest expense	16,738	22,861
Income tax expense	18,810	21,781
Amortization of customer relationships	8,440	8,440
Depreciation expense	44,357	38,765
Impairment	—	6,982
Accretion of contingent asset consideration	3,874	2,977
Accretion of asset retirement obligations	34	73
Equity-based compensation	14,846	13,900
Equity in earnings of unconsolidated affiliates	(4,903)	(12,809)
Distributions from unconsolidated affiliates	7,085	17,380
Pro Forma Adjusted EBITDA	$160,251	202,473

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP.  The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities.  Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used.  We evaluate our estimates and assumptions on a regular basis.  We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates and assumptions used in preparation of our financial statements.  We provide expanded discussion of our more significant accounting policies, estimates and judgments in the 2018 Forms 10-K.  We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

New Accounting Pronouncements

On February 25, 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases, which requires lessees to record lease liabilities and right-of-use assets as of the date of adoption and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 842.  The new lease standard does not substantially change accounting by lessors.  The Company adopted the new standard prospectively effective January 1, 2019.  The Company is not a party to material contracts as a lessee.  The Company determined that Antero Midstream Partners’ contractual arrangement with Antero Resources to provide gathering and compression services is an operating lease of certain of the Company’s assets, which are accounted for under the new ASU (see Note 5—Revenue for information on this arrangement).

Off-Balance Sheet Arrangements

As of March 31, 2019, we did not have any off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of the following information is to provide forward‑looking quantitative and qualitative information about our potential exposure to market risk.  The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates.  The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses.  This forward‑looking information provides indicators of how we view and manage our ongoing market risk exposures.

Commodity Price Risk

Our gathering and compression and water services agreements with Antero Resources provide for fixed‑fee structures, and we intend to continue to pursue additional fixed‑fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure.  However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed‑fee structures, we may become subject to commodity price risk.  We are subject to commodity price risks to the extent that they impact Antero Resources’ development program and production and therefore our gathering, compression, and water handling and treatment volumes.  We cannot predict to what extent our business would be impacted by lower commodity prices and any resulting impact on Antero Resources’ operations.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate.  We do not currently, but may in the future, hedge the interest on portions of our borrowings under our Credit Facility from time‑to‑time in order to manage risks associated with floating interest rates.  At March 31, 2019, we had $1.1 billion of borrowings and no letters of credit outstanding under the Credit Facility.  A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $566 thousand increase in interest expense for the three months ended March 31, 2019.

Credit Risk

We are dependent on Antero Resources as our primary customer, and we expect to derive substantially all of our revenues from Antero Resources for the foreseeable future.  As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero Resources’ production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and cash available for distribution.

Further, we are subject to the risk of non‑payment or non‑performance by Antero Resources, including with respect to our gathering and compression and water handling and treatment services agreements.  We cannot predict the extent to which Antero Resources’ business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Antero Resources’ ability to execute its drilling and development program or to perform under our agreement.  Any material non‑payment or non‑performance by Antero Resources could reduce our ability to make distributions to our unitholders.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a‑15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

Our operations are subject to a variety of risks and disputes normally incident to our business. As a result, we may, at any given time, be a defendant in various legal proceedings and litigation arising in the ordinary course of business. However, we are not currently subject to any material litigation.

We maintain insurance policies with insurers in amounts and with coverage and deductibles that we, with the advice of our insurance advisors and brokers, believe are reasonable and prudent. We cannot, however, assure you that this insurance will be adequate to protect us from all material expenses related to potential future claims for personal and property damage or that these levels of insurance will be available in the future at economical prices.

Item 1A.  Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct.  For a discussion of these risks, see “Item 1A. Risk Factors” in the 2018 Forms 10-K in addition to the risks described below.  The risks described in the 2018 Forms 10-K could materially and adversely affect our business, financial condition, cash flows, and results of operations.  Other than as described below, there have been no material changes to the risks described in the 2018 Forms 10-K.  We may experience additional risks and uncertainties not currently known to us; or, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

The use of cash and incurrence of indebtedness in connection with the financing of the Transactions may have an adverse impact on our liquidity, and our flexibility in responding to other business opportunities and may increase the risk of noncompliance with restrictive covenants and may increase our vulnerability to adverse economic and industry conditions.

        The Transactions were financed in part by the use of Antero Midstream Partners’ cash on hand and borrowings under the Credit Facility.  On October 31, 2018 and February 26, 2019, Antero Midstream Partners amended its credit facility to, among other things, increase the borrowing capacity under the Credit Facility from $1.5 billion to $2.0 billon.  As of March 31, 2019, Antero Midstream Partners had $1.1 billion outstanding and no letters of credit under the facility.  Borrowings under Antero Midstream Partners’ Credit Facility were used to pay, in part, the cash portion of the consideration received by Antero Midstream Partners’ common unitholders in the Merger and to pay related fees and expenses.  Using cash on hand and indebtedness to finance the Transactions reduced our liquidity and could cause us to place more reliance on cash generated from operations to pay principal and interest on our debt, thereby reducing the availability of our cash flow for working capital, dividend and capital expenditure needs or to pursue other potential strategic plans.  The level of our indebtedness, and the agreements governing such indebtedness, may have the effect, among other things, of limiting our ability to obtain additional financing, if needed, limiting our flexibility in the conduct of our business and making us more vulnerable to economic downturns and adverse competitive and industry conditions.  In addition, a breach of the restrictive covenants in the agreements governing our indebtedness and the indebtedness of Antero Midstream Partners could result in an event of default with respect to the indebtedness, which, if not cured or waived, could result in the indebtedness becoming immediately due and payable and could have a material adverse effect on our business, financial condition or operating results.

Our stockholders may not receive any dividends at all.

        Our Board may amend, revoke or suspend, our dividend policy at any time, and the actual amount of dividends on our common stock will depend on many factors, including our financial condition and results of operations, liquidity requirements, market opportunities, capital requirements of our subsidiaries, legal, regulatory and contractual constraints, tax laws and other factors.

        Over time, our capital and other cash needs may change significantly from our current needs, which could affect whether we pay dividends and the amount of any dividends we may pay in the future.  The terms of any future indebtedness we incur also may restrict us from paying cash dividends on our common stock under certain circumstances.  A decline in the market price or liquidity, or both, of our common stock could result if our Board commits capital or establishes large reserves that reduce the amount of quarterly dividends paid or if we reduce or eliminate the payment of dividends.  This may in turn result in losses by our stockholders, which could be substantial.

The price of our common stock may be volatile, and you could lose a significant portion of your investment.

        The market price of the common stock could be volatile, and holders of common stock may not be able to resell their common stock at or above the price at which they acquired such securities due to fluctuations in the market price of common stock, including changes in price caused by factors unrelated to our operating performance or prospects.

        Specific factors that may have a significant effect on the market price for our common stock include:

•	our operating and financial performance and prospects and the trading price of our common stock;
•	the level of our dividends;
•	quarterly variations in the rate of growth of our financial indicators, such as dividends per share of our common stock, net income and revenues;
•	levels of indebtedness;
•	changes in revenue or earnings estimates or publication of research reports by analysts;
•	speculation by the press or investment community;
•	sales of our common stock by other stockholders;
•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures, securities offerings or capital commitments;
•	general market conditions;
•	changes in accounting standards, policies, guidance, interpretations or principles;
•	adverse changes in tax laws or regulations; and
•	domestic and international economic, legal and regulatory factors related to our performance.

There may be future dilution of our common stock, which could adversely affect the market price of shares of our common stock.

        We are not restricted from issuing additional shares of our common stock. In the future, we may issue shares of our common stock to raise cash for future activities, acquisitions or other purposes. We may also acquire interests in other companies by using a combination of cash and shares of our common stock or just shares. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of our common stock. Any of these events may dilute the ownership interests of our stockholders, reduce our earnings per share or have an adverse effect on the price of shares of our common stock.

Sales of a substantial amount of shares of our common stock in the public market could adversely affect the market price of our shares.

        Sales of a substantial amount of shares of our common stock in the public market, or the perception that these sales may occur, could reduce the market price of shares of our common stock. All of the shares of our common stock are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by any of our "affiliates" as such term is defined in Rule 144 under the Securities Act. In addition, we have entered into a registration rights agreement with Antero Resources, certain members of management, certain funds affiliated with Warburg Pincus LLC (the “Warburg Funds”), certain funds affiliated with Yorktown Partners LLC (together with the Warburg Funds, the “Sponsor Holders”) and the holders of the Series B Units, pursuant to which we agreed to register the resale of shares of our common stock issued or paid to them in the Transactions. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.

       Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders.  Among other things, our certificate of incorporation and bylaws:

•

provide advance notice procedures with regard to stockholder nominations of candidates for election as directors or other stockholder proposals to be brought before meetings of our stockholders, which may preclude our stockholders from bringing certain matters before our stockholders at an annual or special meeting;

•

provide our Board the ability to authorize issuance of preferred stock in one or more series, which makes it possible for our Board to issue, without stockholder approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us and which may have the effect of deterring hostile takeovers or delaying changes in control or management of us;

•	provide that the authorized number of directors may be changed only by resolution of our Board;
•

provide that, subject to the rights of holders of any series of preferred stock to elect directors or fill vacancies in respect of such directors as specified in the related preferred stock designation and the terms of that certain Stockholders' Agreement, dated October 9, 2018, by and among Antero Midstream Corporation and certain of its stockholders named thereto (the “Stockholder Agreement”), all vacancies, including newly created directorships be filled by the affirmative vote of holders of a majority of directors then in office, even if less than a quorum, or by the sole remaining director, and will not be filled by our stockholders;

•

provide that, subject to the rights of the holders of any series of preferred stock to elect directors under specified circumstances, if any, and the terms of the Stockholders' Agreement, any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders;

•	provide for our Board to be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three-year terms;
•

provide that, subject to the rights of the holders of shares of any series of preferred stock, if any, to remove directors elected by such series of preferred stock pursuant to our certificate of incorporation (including any preferred stock designation thereunder) and the terms of the Stockholders' Agreement, directors may be removed from office at any time, only for cause and by the holders of a majority of the voting power of all outstanding voting shares entitled to vote generally in the election of directors;

•

provide that special meetings of our stockholders may only be called only by the Chief Executive Officer, the Chairman of our Board or our AMC Board pursuant to a resolution adopted by a majority of the total number of directors that we would have if there were no vacancies;

•

provide that (i) the Sponsor Holders and their affiliates are permitted to participate (directly or indirectly) in venture capital and other direct investments in corporations, joint ventures, limited liability companies and other entities conducting business of any kind, nature or description, (ii) the Sponsor Holders and their affiliates are permitted to have interests in, participate with, aid and maintain seats on the boards of directors or similar governing bodies of any such investments, in each case that may, are or will be competitive with our business and the business of our subsidiaries or in the same or similar lines of business as us and our subsidiaries, or that could be suitable for us or  our subsidiaries and (iii) we have, subject to limited exceptions, renounced, to the fullest extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in, such corporate opportunities;

•

provide that the provisions of our certificate of incorporation can only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% in voting power of the outstanding shares of our common stock entitled to vote thereon, voting together as a single class; provided, however, that so long as the Stockholders' Agreement remains in effect, no provision of our certificate of incorporation may be amended, altered or repealed in any manner that would be contrary to or inconsistent with the terms of the Stockholders' Agreement, and no amendment to the Stockholders' Agreement (regardless of whether such amendment modifies any provision of the Stockholders' Agreement to which our certificate of incorporation is subject) will be deemed an amendment of our certificate of incorporation; and

•

provide that our bylaws can be altered or repealed by (a) our Board or (b) our stockholders upon the affirmative vote of holders of at least 66 2/3% of the voting power of our common stock outstanding and entitled to vote thereon, voting together as a single class.  However, so long as the Stockholders' Agreement remains in effect, our Board may not approve any amendment, alteration or repeal of any provision of our bylaws, or the adoption of any new bylaw, that (a) would be contrary to or inconsistent with the terms of the Stockholders' Agreement or (b) amends, alters or repeals certain portions of our certificate of incorporation; provided, however, that so long as the Stockholders' Agreement remains in effect, the parties to the Stockholders' Agreement may amend any provision of the Stockholders' Agreement, and no amendment to the Stockholders' Agreement (regardless of whether such amendment modifies any provision of the Stockholders' Agreement to which the bylaws are subject) will be deemed an amendment of the bylaws for purposes of the amendment provisions of our bylaws.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

        Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (iv) any action asserting a claim against we are governed by the internal affairs doctrine, in each such case subject to such Court of Chancery of the State of Delaware having personal jurisdiction over the indispensable parties named as defendants therein.  Furthermore, if the Court of Chancery of the State of Delaware lacks subject matter jurisdiction for any such matter, any state or federal court located within the State of Delaware will be the sole and exclusive forum for that matter.  Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of certificate of incorporation described in the preceding sentence.  This choice of forum provision may limit our stockholder's ability to bring a claim in a judicial forum that it finds favorable for disputes with it or its directors, officers, employees or agents, which may discourage such lawsuits against us and such persons.  Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect its business, financial condition or results of operations.

We have elected not to be subject to the provisions of Section 203 of the DGCL, regulating corporate takeovers.

        In general, the provisions of Section 203 of the DGCL prohibit a Delaware corporation, including those whose securities are listed for trading on the NYSE, from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

•	prior to such time, the business combination or the transaction which resulted in the stockholder becoming an interested stockholder is approved by the board of directors;
•

upon consummation of the transaction that resulted in the stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of the voting stock of the corporation outstanding at the time the transaction commenced (excluding certain specified shares); or

•

on or after such time the business combination is approved by the board of directors and authorized at a meeting of shareholders by the holders of at least two-thirds of the outstanding voting stock that is not owned by the interested stockholder.

        Section 203 of the DGCL permits a Delaware corporation to elect not to be governed by the provisions of Section 203.  Pursuant to our certificate of incorporation, we expressly elected not to be governed by Section 203.  Accordingly, we are not subject to any anti-takeover effects or protections of Section 203 of the DGCL, although no assurance can be given that we will not elect to be governed by Section 203 of the DGCL pursuant to an amendment to our certificate of incorporation in the future.

Our future tax liability may be greater than expected if we do not generate deductions or net operating loss ("NOL") carryforwards sufficient to offset taxable income or if tax authorities challenge certain of our tax positions.

        If a holder sells our common stock, the holder will recognize gain or loss equal to the difference between the amount realized and the holder’s tax basis in the shares of common stock sold. To the extent that the amount of distributions on our common stock exceeds our current and accumulated earnings and profits, such distributions will be treated as a tax free return of capital and will reduce a holder’s tax basis in its common stock. We expect the majority of our distributions to be treated as a tax free return of capital through 2023. Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in our common stock, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of our common stock.

Taxable gain or loss on the sale of our common stock could be more or less than expected.

If a holder sells our common stock, the holder will recognize gain or loss equal to the difference between the amount realized and the holder’s tax basis in the shares of common stock sold.  To the extent that the amount of distributions on our common stock exceeds our current and accumulated earnings and profits, such distributions will be treated as a tax free return of capital and will reduce a holder’s tax basis in its common stock.  We do not expect to have material earnings and profits through 2023.  Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in our common stock, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of our common stock.

The IRS Forms 1099-DIV that our stockholders receive from their brokers may over-report dividend income with respect to our common stock for U.S. federal income tax purposes, which may result in a stockholder’s overpayment of tax.  In addition, failure to report dividend income in a manner consistent with the IRS Forms 1099-DIV may cause the IRS to assert audit adjustments to a stockholder’s U.S. federal income tax return.  For non-U.S. holders of our common stock, brokers or other withholding agents may overwithhold taxes from dividends paid, in which case a stockholder generally would have to timely file a U.S. tax return or an appropriate claim for refund to claim a refund of the overwithheld taxes.

Distributions we pay with respect to our common stock will constitute “dividends” for U.S. federal income tax purposes only to the extent of our current and accumulated earnings and profits. Distributions we pay in excess of our earnings and profits will not be treated as “dividends” for U.S. federal income tax purposes; instead, they will be treated first as a tax-free return of capital to the extent of a stockholder’s tax basis in their common stock and then as capital gain realized on the sale or exchange of such stock. We may be unable to timely determine the portion of our distributions that is a “dividend” for U.S. federal income tax purposes, which may result in a stockholder’s overpayment of tax with respect to distribution amounts that should have been classified as a tax-free return of capital. In such a case, a stockholder generally would have to timely file an amended U.S. tax return or an appropriate claim for refund to obtain a refund of the overpaid tax.

For a U.S. holder of our common stock, the IRS Forms 1099-DIV received from brokers may not be consistent with our determination of the amount that constitutes a “dividend” for U.S. federal income tax purposes or a stockholder may receive a corrected IRS Form 1099-DIV (and may therefore need to file an amended U.S. federal, state or local income tax return). We will attempt to timely notify our stockholders of available information to assist with income tax reporting (such as posting the correct information on our website). However, the information that we provide to our stockholders may be inconsistent with the amounts reported by a broker on IRS Form 1099-DIV, and the IRS may disagree with any such information and may make audit adjustments to a stockholder’s tax return.

For a non-U.S. holder of our common stock, “dividends” for U.S. federal income tax purposes will be subject to withholding of U.S. federal income tax at a 30% rate (or such lower rate as may be specified by an applicable income tax treaty) unless the dividends are effectively connected with the conduct of a U.S. trade or business.  In the event that we are unable to timely determine the portion of our distributions that constitute a “dividend” for U.S. federal income tax purposes, or a stockholder’s broker or withholding agent chooses to withhold taxes from distributions in a manner inconsistent with our determination of the amount that constitutes a “dividend” for such purposes, a stockholder’s broker or other withholding agent may overwithhold taxes from distributions paid.  In such a case, a stockholder generally would have to timely file a U.S. tax return or an appropriate claim for refund in order to obtain a refund of the overwithheld tax.

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 5.          Other Information.

None.

Item 6.Exhibits

3.1

Certificate of Conversion of Antero Midstream Corporation, dated March 12, 2019 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on March 12, 2019).

3.2

Certificate of Incorporation of Antero Midstream Corporation, dated March 12, 2019 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on March 12, 2019).

3.3		Bylaws of Antero Midstream Corporation, dated March 12, 2019 (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on March 12, 2019).
3.4

Certificate of Designations of Antero Midstream Corporation, dated March 12, 2019 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on March 12, 2019).

4.1

Indenture, dated as of February 25, 2019, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on February 25, 2019).

4.2		Form of 5.75% Senior Note due 2027 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-36719) filed on February 25, 2019).
4.3

First Supplemental Indenture, dated as of April 15, 2019, among Antero Midstream Partners LP, Antero Midstream Finance Corporation, Antero Midstream Corporation, each of the other parties identified therein and Wells Fargo Bank, National Association, a national banking association, to the indenture governing the 2027 Notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on April 15, 2019).

4.4

Second Supplemental Indenture, dated as of April 15, 2019, among Antero Midstream Partners LP, Antero Midstream Finance Corporation, Antero Midstream Corporation, each of the other parties identified therein and Wells Fargo Bank, National Association, a national banking association to the indenture governing the 2024 Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on April 15, 2019).

10.1

Registration Rights Agreement, dated March 12, 2019, by and among Antero Midstream Corporation, Warburg Pincus Private Equity X O&G, L.P., Warburg Pincus X Partners, L.P., Warburg Pincus Private Equity VIII, LP, Warburg Pincus Netherlands Private Equity VIII C.V. I., WP-WPVIII Investors, L.P., Yorktown Energy Partners V, L.P., Yorktown Energy Partners VI, L.P., Yorktown Energy Partners VII, L.P., Yorktown Energy Partners VIII, L.P., Antero Resources Corporation, Arkrose Subsidiary Holdings LLC, Glen C. Warren, Jr., Canton Investment Holdings LLC, Paul M. Rady, Mockingbird Investments, LLC and the Employee Holders named in Schedule I thereto, acting severally (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K (Commission File No. 001-36120) filed on March 13, 2019).

10.2

Amendment No. 1 to the Voting Agreement by and between Antero Midstream GP LP and Antero Resources Corporation, dated as of March 11, 2019 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on March 12, 2019).

10.3

Amended and Restated Water Services Agreement dated as of February 12, 2019, by and between Antero Resources Corporation and Antero Water LLC (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 13, 2019).

10.4

Purchase Agreement, dated as of February 20, 2019 by and among Antero Midstream Partners LP, AM Finance Corporation, the subsidiary guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on February 25, 2019).

10.5		Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on March 12, 2019).
10.6

Antero Midstream Corporation Long Term Incentive Plan, effective as of March 12, 2019 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on March 12, 2019).

10.7	*	Letter to Phantom Unitholders under the Antero Midstream Partners LP Long-Term Incentive Plan Regarding the Phantom Unit Exchange.
31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Unaudited pro forma condensed combined financial statements of Antero Midstream Corporation.
101	*

The following financial information from this Form 10-Q of Antero Midstream Corporation for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM CORPORATION

By:	/s/ Michael N. Kennedy
MICHAEL N. KENNEDY
Chief Financial Officer

Date:	May 1, 2019