Form 10-Q
period 2019-06-30
Antero Midstream Corp
filed 2019-07-31
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes  ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ⌧ Yes  ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ⌧	Accelerated Filer ◻

Non-accelerated Filer ◻	Smaller Reporting Company ☐
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) ☐ Yes  ⌧ No

The registrant had 506,896,640 shares of common stock outstanding as of July 26, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and ability to meet its drilling and development plan;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, natural gas liquids (“NGLs”) and oil prices;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling and treatment or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	competition and government regulations;
●	actions taken by third-party producers, operators, processors and transporters;
●	legal or environmental matters;
●	costs of conducting our operations;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, and the other risks described under the heading “Risk Factors” in our and Antero Midstream Partners LP’s (“Antero Midstream Partners”) Annual Reports on Form 10-K, each for the year ended December 31, 2018 (the “2018 Forms 10-K”), and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, each of which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2018 and June 30, 2019

(Unaudited)

(In thousands)

	December 31, 2018	June 30, 2019
Assets
Current assets:
Cash and cash equivalents	$2,822	7,791
Accounts receivable–Antero Resources	—	103,898
Accounts receivable–third party	—	586
Other current assets	87	3,092
Total current assets	2,909	115,367
Property and equipment, net	—	3,744,336
Investments in unconsolidated affiliates	43,492	1,186,161
Deferred tax asset	1,304	—
Customer relationships	—	547,685
Goodwill	—	1,135,266
Other assets, net	—	40,194
Total assets	$47,705	6,769,009

Liabilities and Equity
Current liabilities:
Accounts payable–Antero Resources	$731	5,021
Accounts payable–third party	28	27,003
Accrued liabilities	407	82,077
Contingent acquisition consideration	—	120,270
Asset retirement obligations	—	2,615
Taxes payable	15,678	—
Other current liabilities	—	518
Total current liabilities	16,844	237,504
Long-term liabilities:
Long-term debt	—	2,526,334
Asset retirement obligations	—	3,402
Deferred tax liability	—	26,738
Other	—	2,672
Total liabilities	16,844	2,796,650

Partners' Capital and Stockholders' Equity:
Common shareholders—186,219 shares issued and outstanding at December 31, 2018; none issued and outstanding at June 30, 2019	(41,969)	—
IDR LLC Series B units (66 units vested at December 31, 2018; none issued and outstanding at June 30, 2019)	72,830	—
Preferred stock, $0.01 par value: none authorized or issued at December 31, 2018; 100,000 authorized at June 30, 2019
Series A non-voting perpetual preferred stock; none designated, issued or outstanding at December 31, 2018; 12 designated and 10 issued and outstanding at June 30, 2019	—	—
Common stock, $0.01 par value; none authorized, issued or outstanding at December 31, 2018; 2,000,000 authorized and 506,847 issued and outstanding at June 30, 2019	—	5,068
Additional paid-in capital	—	3,874,820
Accumulated earnings	—	92,471
Total partners' capital and stockholders' equity	30,861	3,972,359
Total liabilities and partners' capital and stockholders' equity	$47,705	6,769,009

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended June 30, 2018 and 2019

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2018	2019
Revenue:
Gathering and compression–Antero Resources	$—	168,925
Water handling and treatment–Antero Resources	—	95,181
Water handling and treatment–third party	—	46
Amortization of customer relationships	—	(8,534)
Total revenue	—	255,618
Operating expenses:
Direct operating	—	63,998
General and administrative (including $9,111 and $21,543 of equity-based compensation in 2018 and 2019, respectively)	11,509	34,622
Impairment of property and equipment	—	594
Depreciation	—	36,447
Accretion and change in fair value of contingent acquisition consideration	—	2,297
Accretion of asset retirement obligations	—	69
Total operating expenses	11,509	138,027
Operating income (loss)	(11,509)	117,591
Interest expense, net	(18)	(31,521)
Equity in earnings of unconsolidated affiliates	33,145	13,623
Income before taxes	21,618	99,693
Provision for income tax expense	(7,231)	(30,419)
Net income and comprehensive income	$14,387	69,274

Net income per share–basic and diluted	$0.07	0.14

Weighted average common shares outstanding:
Basic	186,199	506,816
Diluted	186,199	507,767

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Six Months Ended June 30, 2018 and 2019

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2018	2019
Revenue:
Gathering and compression–Antero Resources	$—	202,459
Water handling and treatment–Antero Resources	—	117,532
Water handling and treatment–third party	—	50
Amortization of customer relationships	—	(10,315)
Total revenue	—	309,726
Operating expenses:
Direct operating	—	78,980
General and administrative (including $17,745 and $32,966 of equity-based compensation in 2018 and 2019, respectively)	21,073	54,431
Impairment of property and equipment	—	594
Depreciation	—	44,097
Accretion and change in fair value of contingent acquisition consideration	—	3,346
Accretion of asset retirement obligations	—	79
Total operating expenses	21,073	181,527
Operating income	(21,073)	128,199
Interest expense, net	(14)	(37,738)
Equity in earnings of unconsolidated affiliates	61,598	16,503
Income before taxes	40,511	106,964
Provision for income tax expense	(13,319)	(28,042)
Net income and comprehensive income	$27,192	78,922

Net income per share–basic and diluted	$0.14	0.21

Weighted average common shares outstanding:
Basic	186,194	381,045
Diluted	186,194	382,026

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Partners’ Capital

Three and Six Months Ended June 30, 2018

(Unaudited)

(In thousands)

	Common
	Shares
	Representing		Total
	Limited Partner	Series B	Partners'
	Interests	Unitholders	Capital
Balance at December 31, 2017	$(19,866)	35,474	15,608
Net income and comprehensive income	12,392	413	12,805
Equity-based compensation	7,777	—	7,777
Distributions to shareholders	(13,964)	(783)	(14,747)
Balance at March 31, 2018	(13,661)	35,104	21,443
Net income and comprehensive income	13,881	506	14,387
Equity-based compensation	7,777	—	7,777
Distributions to shareholders	(20,109)	(414)	(20,523)
Balance at June 30, 2018	$(12,112)	35,196	23,084

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Partners’ Capital and Stockholders’ Equity

Three and Six Months Ended June 30, 2019

(Unaudited)

(In thousands)

	Common
	Shares
	Representing
	Limited			Additional
	Partner	Series B	Common	Paid-In	Preferred	Accumulated	Total
	Interests	Unitholders	Stock	Capital	Stock	Earnings	Equity
Balance at December 31, 2018	$(41,969)	72,830	—	—	—	—	30,861
Distributions to unitholders	(30,543)	(3,720)	—	—	—	—	(34,263)
Net (loss) and comprehensive (loss) pre-acquisition	(13,549)	—	—	—	—	—	(13,549)
Equity-based compensation pre-acquisition	7,034	—	—	—	—	—	7,034
Exchange of common shares for shares of common stock and cash consideration paid	79,027	(69,110)	5,066	4,002,898	—	—	4,017,881
Issuance of Series A non-voting perpetual preferred stock	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	4,389	—	—	4,389
Net income and comprehensive income	—	—	—	—	—	23,197	23,197
Balance at March 31, 2019	—	—	5,066	4,007,287	—	23,197	4,035,550
Dividends to shareholders	—	—	—	(152,180)	—	—	(152,180)
Equity-based compensation	—	—	—	21,543	—	—	21,543
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	2	(1,830)	—	—	(1,828)
Net income and comprehensive income	—	—	—	—	—	69,274	69,274
Balance at June 30, 2019	$—	—	5,068	3,874,820	—	92,471	3,972,359

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2018 and 2019

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2018	2019
Cash flows provided by (used in) operating activities:
Net income	$27,192	78,922
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions received from Antero Midstream Partners LP, prior to the Transactions	52,232	43,492
Depreciation	—	44,097
Accretion and change in fair value of contingent acquisition consideration	—	3,346
Accretion of asset retirement obligations	—	79
Impairment of property and equipment	—	594
Deferred income taxes	—	28,042
Equity-based compensation	17,745	32,966
Equity in earnings of unconsolidated affiliates	(61,598)	(16,503)
Distributions from unconsolidated affiliates	—	23,860
Amortization of customer relationships	—	10,315
Amortization of deferred financing costs	18	1,102
Changes in assets and liabilities:
Accounts receivable–Antero Resources	—	38,414
Accounts receivable–third party	—	9
Other current assets	(974)	(1,867)
Accounts payable–Antero Resources	(6)	973
Accounts payable–third party	31	(4,629)
Accrued liabilities	506	(15,370)
Income taxes payable	(548)	(15,678)
Net cash provided by operating activities	34,598	252,164
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	—	(89,206)
Additions to water handling and treatment systems	—	(51,984)
Investments in unconsolidated affiliates	—	(103,409)
Cash received on acquisition of Antero Midstream Partners LP	—	619,532
Cash consideration paid to Antero Midstream Partners LP unitholders	—	(598,709)
Change in other assets	—	2,375
Net cash used in investing activities	—	(221,401)
Cash flows provided by (used in) financing activities:
Distributions to shareholders	(34,073)	(182,625)
Distributions to Series B unitholders	(1,197)	(3,720)
Distributions to preferred shareholders	—	(98)
Issuance of senior notes	—	650,000
Payments of deferred financing costs	(15)	(6,952)
Payments on bank credit facilities, net	—	(480,500)
Employee tax withholding for settlement of equity compensation awards	—	(1,828)
Other	—	(71)
Net cash used in financing activities	(35,285)	(25,794)
Net increase (decrease) in cash and cash equivalents	(687)	4,969
Cash and cash equivalents, beginning of period	5,987	2,822
Cash and cash equivalents, end of period	$5,300	7,791
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	31,147
Cash paid during the period for income taxes	$13,867	16,001
Increase in accrued capital expenditures and accounts payable for property and equipment	$—	9,447

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and June 30, 2019

(1) Organization

Antero Midstream Corporation was originally formed as Antero Resources Midstream Management LLC in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream Partners”).  On May 4, 2017, Antero Resources Midstream Management LLC converted from a limited liability company to a limited partnership under the laws of the State of Delaware (the “Conversion”), and changed its name to Antero Midstream GP LP (“AMGP”) in connection with its initial public offering.  On March 12, 2019, pursuant to the previously announced Simplification Agreement, dated as of October 9, 2018, by and among AMGP, Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”), and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to by the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AMC common stock”). As a result of the Transactions, Antero Midstream Partners is now a wholly owned subsidiary of Antero Midstream Corporation and former shareholders of AMGP, unitholders of Antero Midstream Partners, including Antero Resources Corporation (“Antero Resources”), and holders of Series B Units now own AMC common stock. Unless the context otherwise requires, references to the “Company,” “we,” “us” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning on March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries Antero Midstream LLC, Antero Water LLC (“Antero Water”), Antero Treatment LLC, and Antero Midstream Finance Corporation (“Finance Corp”).

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2018 and June 30, 2019, and the results the Company’s operations and its cash flows for the three and six months ended June 30, 2018 and 2019. The Company has no items of other comprehensive income; therefore, net income is equal to its comprehensive income.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

Certain costs of doing business incurred and charged to the Company by Antero Resources have been reflected in the accompanying unaudited condensed consolidated financial statements. These costs include general and administrative expenses provided to the Company by Antero Resources in exchange for:

●	business services, such as payroll, accounts payable and facilities management;
●	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and
●	employee compensation, including equity-based compensation.

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

(b)	Principles of Consolidation

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

(c)	Revenue Recognition

The Company, through Antero Midstream Partners and its affiliates, provides gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or at cost plus a margin. Certain of these contracts contain operating leases of the Company’s assets under GAAP. Under these arrangements, the Company receives fees for gathering gas products, compression services, and water handling and treatment services. The revenue the Company earns from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses, and delivers to natural gas compression sites or other transmission delivery points, (2) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (3) in the case of wastewater treatment services performed by the Company, the quantities of wastewater treated for our customers, or (4) in the case of flowback and produced water services provided by third parties, the third-party costs the Company incurs plus 3%. The Company recognizes revenue when it satisfies a performance obligation by delivering a service to a customer or the use of leased assets to a customer. See Note 5—Revenue for the Company’s required disclosures under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company includes lease revenue within revenues by service.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

(e)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

(f)	Property and Equipment

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

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs, and discount rates typical of third-party market participants, which is a Level 3 fair value measurement.

(g)	Asset Retirement Obligations

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

December 31, 2018 and June 30, 2019

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

(h)	Income Taxes

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

(i)	Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long-lived assets).  The fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value.  An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs.  Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

(j)	Investments in Unconsolidated Affiliates

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

(k)	Business Combinations

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill. For acquisitions, management engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, and goodwill, based on recognized business valuation methodologies.  If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded.  Subsequent to the acquisition, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date.  An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. Acquisition-related costs are expensed as incurred in connection with each business combination. See Note 3—Business Combination.

(l)	Goodwill and Intangible Assets

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

Amortization of intangible assets with definite lives is calculated using the straight-line method which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

(k)	Adoption of New Accounting Principle

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

The following table summarizes the preliminary purchase price allocation. Due to the proximity of the Transactions to June 30, 2019, the Company is still completing its analysis of the final purchase price allocation. The estimated fair value of assets acquired and liabilities assumed at March 12, 2019, are as follows (in thousands):

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

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and six months ended June 30, 2019 were earned from Antero Resources, under various agreements for gathering and compression and water handling and treatment services. Revenues earned from gathering and processing services consists of lease income. There were no such revenues earned by AMGP for the three and six months ended June 30, 2018.

(b)	Accounts receivable—Antero Resources and Accounts payable—Antero Resources

“Accounts receivable—Antero Resources” represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling and treatment services. “Accounts payable—Antero Resources” represents amounts due to Antero Resources for general and administrative and other costs.

(c)	Costs charged by Antero Resources

The employees supporting the Company’s operations are employees of Antero Resources.  Direct operating expense includes costs charged to the Company of $1.9 million and $2.3 million during the three months and six months ended June 30, 2019, respectively, related to labor charges for Antero Resources employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling and treatment assets.  There were no such charges to AMGP during the three months and six

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

months ended June 30, 2018. General and administrative expense includes costs charged to the Company by Antero Resources of $0.1 million and $11.8 million during the three months ended June 30, 2018 and 2019, respectively.  For the six months ended June 30, 2018 and 2019, general and administrative expenses charged to the Company by Antero Resources were $0.3 million and $13.9 million, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, with the exception of noncash equity compensation attributed to the Company for awards issued under Antero Resources’ long-term incentive plan and the Antero Midstream Corporation Long Term Incentive Plan (the “AMC LTIP”).  See Note 10—Equity-Based Compensation.

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

Gathering and Compression Agreement

Pursuant to the Company’s 20-year gathering and compression agreement with Antero Resources, which was originally entered into on November 10, 2014, Antero Resources has dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. Upon completion of the initial 20-year term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

The Company determined that the gathering and compression agreement is an operating lease as Antero Resources obtains substantially all of the economic benefit of the asset and has the right to direct the use of the asset. The gathering system is an identifiable asset within the gathering and compression agreement, and it consists of underground low pressure pipelines that generally connect and deliver gas from specific well pads to compressor stations to compress the gas before delivery to underground high pressure pipelines that transport the gas to a third-party pipeline or plant. The gathering system is considered a single lease due to the interrelated network of the assets. The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering system, which are performed on time-elapsed measures. All lease payments, under the future Minimum Volume Commitments discussed below, are considered to be in-substance fixed lease payments under the gathering and compression agreement.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

Water Services Agreement

Antero Midstream Partners is party to a Water Services Agreement with Antero Resources whereby Antero Midstream Partners agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia. Antero Resources agreed to pay Antero Midstream Partners for all water handling and treatment services provided by Antero Midstream Partners in accordance with the terms of the water services agreement. The initial term of the water services agreement is 20 years from September 23, 2015 and from year to year thereafter until terminated by either party. Under the agreement, the Company receives a fixed fee per barrel in West Virginia, Ohio and all other locations for fresh water deliveries by pipeline directly to the well site. Additionally, the Company receives a fixed fee per barrel for fresh water delivered by truck to high-rate transfer facilities. All of these fees have been subject to annual CPI adjustments since the inception of the agreement in 2015. Antero Resources also agreed to pay the Company a fixed fee per barrel for wastewater treatment at the advanced wastewater treatment complex, in each case subject to annual CPI-based adjustments and additional fees based on certain costs.

Under the water services agreement, the Company may also contract with third parties to provide water services to Antero Resources. Antero Resources reimburses the Company for third-party out-of-pocket costs plus a 3% markup.

The Company satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad and the wastewater volumes have been delivered to the Company’s wastewater treatment facility. The Company invoices the customer the month after water services are performed, and payment is due in the same month. For services contracted through third-party providers, the Company’s performance obligation is satisfied when the service to be performed by the third-party provider has been completed. The Company invoices the customer after the third-party provider billing is received, and payment is due in the same month.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

Minimum revenue amounts under the minimum volume commitments are as follows:

	Remainder of	Year Ended December 31,
(in thousands)	2019	2020	2021	2022	2023	2024	Thereafter	Total
Minimum revenue under the Gathering and Compression Agreement (1)	$63,997	210,363	209,788	209,788	209,788	210,363	535,756	1,649,843
Minimum revenue under the Water Services Agreement	73,604	—	—	—	—	—	—	73,604
Total	$137,601	210,363	209,788	209,788	209,788	210,363	535,756	1,723,447
(1)	Minimum volume commitments under the Gathering and Compression Agreement are recognized on a straight-line basis and additional operating lease income is earned when excess volumes are delivered under the contract. The Company is not party to any leases that have not commenced.

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee. The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 16—Reporting Segments.

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,	Segment to which
(in thousands)	2019	2019	revenues relate
Revenue from contracts with customers
Type of service
Gathering—low pressure	$78,807	94,634	Gathering and Processing(1)
Gathering—high pressure	47,749	57,032	Gathering and Processing(1)
Compression	42,369	50,793	Gathering and Processing(1)
Fresh water delivery	43,429	54,204	Water Handling and Treatment
Wastewater treatment	12,011	14,441	Water Handling and Treatment
Other fluid handling	39,787	48,937	Water Handling and Treatment
Amortization of customer relationships(2)	(2,402)	(2,903)	Gathering and Processing
Amortization of customer relationships(2)	(6,132)	(7,412)	Water Handling and Treatment
Total	$255,618	309,726

Type of contract
Per Unit Fixed Fee	$168,925	202,459	Gathering and Processing(1)
Per Unit Fixed Fee	55,440	68,645	Water Handling and Treatment
Cost plus 3%	39,787	48,937	Water Handling and Treatment
Amortization of customer relationships	(2,402)	(2,903)	Gathering and Processing
Amortization of customer relationships	(6,132)	(7,412)	Water Handling and Treatment
Total	$255,618	309,726
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.
(2)	Fair value of customer contracts acquired as part of the Transactions discussed in Note 3—Business Combination.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

(c)   Transaction Price Allocated to Remaining Performance Obligations

The majority of the Company’s service contracts have a term greater than one year. As such, the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s service contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The remainder of our service contracts, which relate to contracts with third parties, are short-term in nature with a contract term of one year or less. Accordingly, the Company is exempt from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(d)   Contract Balances

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities. At June 30, 2019, the Company’s receivables with customers were $104 million. There were no receivables from customers as of December 31, 2018.

(6) Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

	Estimated
(in thousands)	useful lives	June 30, 2019
Land	n/a	$23,665
Gathering systems and facilities	40-50 years(1)	2,390,018
Fresh water permanent buried pipelines and equipment	10-20 years	686,179
Wastewater treatment facility	30 years	304,375
Fresh water surface pipelines and equipment	1-5 years	44,915
Landfill	n/a(2)	77,866
Heavy trucks and equipment	3-5 years	4,941
Above ground storage tanks	5-10 years	4,235
Construction-in-progress	n/a	251,940
Total property and equipment		3,788,134
Less accumulated depreciation		(43,798)
Property and equipment, net		$3,744,336
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(2)	Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

(7)	Long-Term Debt

On May 9, 2018, AMGP entered into a credit facility (the “AMGP Credit Facility”) with a bank, which provided for a line of credit of up to $12 million. At December 31, 2018, AMGP had no borrowings under the AMGP Credit Facility. In connection with the Transactions, the AMGP Credit Facility was terminated on March 12, 2019.

AMGP had no long-term debt at December 31, 2018. Antero Midstream Corporation’s long-term debt was as follows at June 30, 2019:

(in thousands)	June 30, 2019
Credit Facility (a)	$594,500
5.375% senior notes due 2024 (b)	652,600
5.75% senior notes due 2027 (c)	653,250
5.75% senior notes due 2028 (d)	650,000
Net unamortized debt issuance costs	(24,016)
Total long-term debt	$2,526,334

(a)	Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility are $2.0 billion. At June 30, 2019, the Borrower had borrowings under the Credit Facility of $595 million with a weighted average interest rate of 3.79%. No letters of credit were outstanding at June 30, 2019 under the Credit Facility. The maturity date of the facility is October 26, 2022. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower is assigned an Investment Grade Rating (as defined below).

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

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios; provided, however, that during an Investment Grade Period, such covenants become less restrictive on the Borrower. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy previously adopted by the board of directors of the general partner of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of June 30, 2019.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly or, in the case of Eurodollar Rate Loans, at the end of the applicable interest period if shorter than six months. Interest is payable at a variable rate based on LIBOR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate. Interest at the time of borrowing is determined with reference to (i) during any period that is not an Investment Grade Period, the Borrower’s then-current leverage ratio and (ii) during an Investment Grade Period, with reference to the rating given to the Borrower by Moody’s or Standard and Poor’s. During an Investment Grade Period, the applicable margin rates are reduced by 25 basis points.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% based on the leverage ratio, during a period that is not an Investment Grade Period, and 0.175% to 0.375% based on the Borrower’s rating during an Investment Grade Period.

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

(c)	5.75% Senior Notes Due 2027

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

(d)	5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par.  The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time on or after January 15, 2023 at redemption prices ranging from 102.875% on or after January 15, 2023 to 100.00% on or after January 15, 2026.  In addition, prior to January 15, 2023, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2028 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.  At any time prior to January 15, 2023, Antero Midstream Partners may also redeem the 2028 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

(8) Accrued Liabilities

Accrued liabilities as of December 31, 2018 and June 30, 2019 consisted of the following items:

	December 31,	June 30,
(in thousands)	2018	2019
Capital expenditures	$—	27,864
Operating expenses	—	21,717
Interest expense	—	25,735
Other	407	6,761
Total accrued liabilities	$407	82,077

(9) Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the period shown below (in thousands):

Asset retirement obligations—December 31, 2018	$—
Antero Midstream Partners asset retirement obligation assumed—March 12, 2019	5,715
Obligations incurred	223
Accretion expense	79
Asset retirement obligations—June 30, 2019	$6,017

(10) Equity-Based Compensation

The Company’s general and administrative expenses include equity-based compensation costs related to the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”) and the Series B Units prior to the Transactions. Equity-based compensation after the Transactions include (i) costs allocated to Antero Midstream Partners by Antero Resources for grants made prior to the Transactions pursuant to Antero Resources’ long-term incentive plan, (ii) costs due to Antero Midstream Corporation LTIP (the “AMC LTIP”) and (iii) the Exchanged B Units (as defined below). Antero Midstream Partners’ portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity. Equity-based compensation expense allocated to Antero Midstream Partners was $2.8 million for the period from March 13, 2019 to June 30, 2019. Antero Resources has unamortized expense totaling approximately $64 million as of June 30, 2019 related to its various equity-based compensation plans, which includes grants made under the AMC LTIP prior to the Transactions. A portion of

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

this will be allocated to Antero Midstream Partners as it is amortized over the remaining service period of the related awards. Antero Midstream Partners does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the Antero Resources long-term incentive plan.

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

Upon Closing of the Transactions, each Series B Unit, vested and unvested, was exchanged for 176.0041 shares of our common stock (the “Series B Exchange”). A total of 17,353,999 shares of AMC common stock were issued in exchange for the 98,600 Series B Units then outstanding (the “Exchanged B Units”), which included 5,782,601 restricted shares of AMC common stock issued in exchange for the 32,855 unvested Series B Units.

The Company accounted for the Series B Exchange as a share-based payment modification under ASC 718, Stock Compensation. On March 12, 2019, which is the modification date, the Company determined the estimated fair value of the Series B Unit awards using a Monte Carlo simulation using various assumptions including a floor equity value of $2.0 billion, expected volatility of 40% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.51%, and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit was $1,257 when exchanged for shares of AMC common stock. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The unvested Exchanged B Units retain the same vesting conditions as the Series B Units and are expected to vest on December 31, 2019. Expenses related to Exchanged B Units are recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

The Company recognized $18 million and $29 million of equity-based compensation expense related to the Series B awards, including the Series B Units prior to the Closing of the Transactions, for the three and six months ended June 30, 2019, respectively.
For the three and six months ended June 30, 2018, the Company recognized $9 million and $17 million, respectively, of equity-based compensation expense related to the Series B Units. Unamortized expense related to these awards was $37 million as of June 30, 2019, which is expected to be recognized during the remainder of 2019.

AMGP LTIP

On April 17, 2017, Antero Midstream GP LP adopted the AMGP LTIP pursuant to which certain non-employee directors of Antero Midstream GP LP’s general partner and certain officers, employees and consultants of Antero Resources were eligible to receive awards representing equity interests in Antero Midstream GP LP. The Company recognized expense of $0.2 million for the three months ended June 30, 2018, and the Company did not recognize expense related to these awards for the three months ended June 30, 2019. For the six months ended June 30, 2018 and 2019, the Company recognized $0.3 million and $0.2 million, respectively, related to these awards. Expenses related to these awards were recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures were accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. In connection with the Transactions, the AMGP LTIP was terminated on March 12, 2019. No awards were issued and outstanding as of March 12, 2019.

AMC LTIP

Effective March, 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AMC LTIP under which awards may be granted to employees, directors and other service providers of the Company and its affiliates. The AMC LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents,

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. The Company is authorized to grant up to 15,398,901 shares of common stock to employees and directors under the AMC LTIP. As of June 30, 2019, a total of 13,653,739 shares were available for future grant under the AMC LTIP. For the three and six months ended June 30, 2019, the Company recognized $0.8 million and $0.8 million, respectively, expenses related to these awards. Expenses related to restricted stock units are recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

As part of the Transactions, each of the unvested outstanding phantom units in the Antero Midstream Partners Long Term Incentive Plan (“AMP LTIP”) was assumed by Antero Midstream Corporation and converted into 1.8926 restricted stock units under the AMC LTIP representing a right to receive shares of AMC common stock for each converted phantom unit.

A summary of the restricted stock unit awards activity during the six months ended June 30, 2019 is as follows:

		Weighted
		Average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total AMC LTIP units awarded and unvested—December 31, 2018	—	$—	$—
AMP LTIP Awards converted into AMC LTIP Awards(1)	1,068,900	$14.58
Granted	647,030	$14.15
Vested	(335,480)	$14.04
Forfeited	(23,674)	$13.92
Total AMC LTIP units awarded and unvested—June 30, 2019	1,356,776	$14.52	$15,549
(1)

Effective as of March 12, 2019, all unvested outstanding phantom units in the AMP LTIP were assumed by the Company and converted into restricted stock units under the AMC LTIP at a conversion rate of 1.8926.

Intrinsic values are based on the closing price of the Company’s common shares on the referenced dates. AMC LTIP unamortized expense of $18 million at June 30, 2019, is expected to be recognized over a weighted average period of approximately 2.8 years and the Company’s proportionate share will be allocated to it as it is recognized.

Performance Share Unit Awards Based on Return on Invested Capital (“ROIC”)

In 2019, the Company granted PSUs to certain of its employees and executive officers, a portion of which vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“ROIC PSUs”). The number of shares of common stock that may ultimately be earned with respect to the ROIC PSUs ranges from zero to 200% of the target number of ROIC PSUs originally granted. Expense related to the ROIC PSUs is recognized based on the number of shares of common stock that are expected to be issued at the end of the measurement period, and is reversed if the likelihood of achieving the performance condition decreases. For the three and six months ended June 30, 2019, the Company recognized $0.2 million and $0.2 million, respectively, expenses related to these awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

Summary Information for Performance Share Unit Awards

A summary of PSU activity for the six months ended June 30, 2019 is as follows:

Weighted
Average
	Number of	grant date
	units	fair value
Total awarded and unvested—December 31, 2018	—	$—
Granted	164,196	$14.16
Vested	—	$—
Forfeited	—	$—
Total awarded and unvested—June 30, 2019	164,196	$14.16

The grant-date fair value for the ROIC PSUs is based on the closing price of the Company’s common stock on the date of the grant, assuming the achievement of the performance condition.

As of June 30, 2019, there was $2.2 million of unamortized equity-based compensation expense related to unvested PSUs. That expense is expected to be recognized over a weighted average period of approximately 2.8 years.

(11) Cash Distributions and Dividends Paid

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

			Common
Quarter			shareholders	Distributions
and Year	Record Date	Distribution Date	distributions	per share
Q4 2017	February 1, 2018	February 20, 2018	$13,964	$0.075
Q1 2018	May 3, 2018	May 23, 2018	20,109	$0.108
Q2 2018	August 2, 2018	August 22, 2018	23,276	$0.125
Q3 2018	November 2, 2018	November 21, 2018	26,817	$0.144
	Total 2018		$84,166

Q4 2018	February 1, 2019	February 21, 2019	$30,543	$0.164
Q1 2019	April 26, 2019	May 8, 2019	152,082	$0.3025
Q1 2019	May 15, 2019	May 15, 2019	98	*
	Total 2019		$182,723
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock as discussed in Note 13—Equity and Earnings Per Common Share.

(12)	Dividends

On July 10, 2019 the Board declared a cash dividend on the shares of AMC common stock of $0.3075 per share for the quarter ended June 30, 2019. The dividend will be payable on August 7, 2019 to stockholders of record as of July 26, 2019.

The Board also declared a cash dividend of $139 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation to be paid on August 14, 2019 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

13—Equity and Earnings Per Common Share. As of June 30, 2019, there were dividends in the amount $70 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

(13) Equity and Earnings Per Common Share

(a) Preferred Stock

The Board authorized 100,000,000 shares of preferred stock in connection with the closing of the Transactions (see Note 3—Business Combination) on March 12, 2019, and issued 10,000 shares of preferred stock designated as "5.5% Series A Non-Voting Perpetual Preferred Stock" (the "Series A Preferred Stock"), to The Antero Foundation on that date. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable in cash on the 45th day following the end of each fiscal quarter, or such other dates as the Board will approve, at a rate of 5.5% per annum on (i) the liquidation preference per share of Series A Preferred Stock (as described below) and (ii) the amount of accrued and unpaid dividends for any prior dividend period on such share of Series A Preferred Stock, if any. At any time following the date of issue, in the event of a change of control, or at any time on or after March 12, 2029, the Company may redeem the Series A Preferred Stock at a price equal to $1,000 per share, plus any accrued and unpaid dividends, payable in cash; provided that if any shares of the Series A Preferred Stock are held by The Antero Foundation at the time of such redemption, the price for redemption of each share of Series A Preferred Stock will be the greater of (i) $1,000 per share, plus any accrued but unpaid dividends, and (ii) the fair market value of the Series A Preferred Stock. On or after March 12, 2029, the holder of each share of Series A Preferred Stock (other than The Antero Foundation) may convert such shares, at any time and from time to time, at the option of the holder into a number of shares of AMC common stock equal to the conversion ratio in effect on the applicable conversion date, subject to certain limitations. The Series A Preferred Stock ranks senior to the AMC common stock as to dividend rights, as well as with respect to rights upon liquidation, winding-up or dissolution of the Company. Holders of the Series A Preferred Stock do not have any voting rights in the Company, except as required by law, or any preemptive rights.

(b) Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2019	2018	2019
Basic weighted average number of shares outstanding	186,199	506,816	186,194	381,045
Add: Dilutive effect of restricted stock units	—	78	—	108
Add: Dilutive effect of Series A preferred stock	—	873	—	873
Diluted weighted average number of shares outstanding	186,199	507,767	186,194	382,026

(c) Earnings Per Common Share

Earnings per common share—basic for (i) the three and six months ended June 30, 2018 is computed by dividing net income (loss) attributable to AMGP by the basic weighted average number of common shares representing limited partner interest in AMGP outstanding during the period and (ii) the three and six months ended June 30, 2019 is computed by dividing net income (loss) attributable to Antero Midstream Corporation by the basic weighted average number of shares of AMC common stock outstanding during the period. Earnings per common share—assuming dilution for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2018	2019	2018	2019
Net income	$14,387	69,274	$27,192	78,922
Less net income attributable to Series B Units	(506)	—	(919)	—
Less preferred stock dividends	—	(139)	—	(168)
Net income available to common shareholders	$13,881	69,135	$26,273	78,754

Net income per share–basic and diluted	$0.07	0.14	$0.14	0.21
Weighted average common shares outstanding–basic	186,199	506,816	186,194	381,045
Weighted average common shares outstanding–diluted	186,199	507,767	186,194	382,026

(14) Fair Value Measurement

In connection with Antero Resources’ contribution of Antero Water and certain wastewater treatment assets to Antero Midstream Partners in September 2015 (the “Water Acquisition”), Antero Midstream Partners agreed to pay Antero Resources (a) $125 million in cash if Antero Midstream Partners delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if Antero Midstream Partners delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability is valued based on Level 3 inputs related to expected average volumes and weighted average cost of capital.

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the period shown below (in thousands):

Contingent acquisition consideration—December 31, 2018	$—
Contingent acquisition consideration assumed from Antero Midstream Partners	116,924
Accretion and change in fair value of contingent acquisition consideration	3,346
Contingent acquisition consideration—June 30, 2019	$120,270

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

As of June 30, 2019, Antero Midstream Partners expects to pay the entire amount of the contingent consideration for the 176,295,000 barrels or more of fresh water delivered during the period between January 1, 2017 and December 31, 2019, but not for the 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 as a result of changes to Antero Resources’ current 2019 budget and long-term outlook. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

The carrying values of accounts receivable and accounts payable at December 31, 2018 and June 30, 2019 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility at December 31, 2018 and June 30, 2019 approximated fair value because the variable interest rates are reflective of current market conditions.

As of June 30, 2019, the fair value of the Company’s 2024 Notes, 2027 Notes and 2028 Notes was approximately $651 million, $650 million and $644 million, respectively, based on Level 2 market data inputs.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

(15) Investments in Unconsolidated Affiliates

Investment in Antero Midstream Partners

Prior to the closing of the Transactions, AMGP did not consolidate Antero Midstream Partners, and AMGP’s share of Antero Midstream Partners’ earnings as a result of AMGP’s ownership of the IDRs was accounted for using the equity method of accounting. AMGP recognized distributions earned from Antero Midstream Partners as “Equity in earnings of unconsolidated affiliates” on its statement of operations in the period in which they were earned and were allocated to AMGP’s capital account. AMGP’s long-term interest in the IDRs on the balance sheet is recorded in “Investment in unconsolidated affiliates.” The ownership of the general partner interests and IDRs did not provide AMGP with any claim to the assets of AMGP other than the balance in its Antero Midstream Partners capital account. Income related to the IDRs was recognized as earned and increased AMGP’s capital account and equity investment. When these distributions were paid to AMGP, they reduced its capital account and its equity investment in Antero Midstream Partners. As a result of the Transactions, Antero Midstream Corporation assumed financial control of Antero Midstream Partners and Antero Midstream Partners is now consolidated (see Note 3—Business Combination).

Investment in Stonewall and MarkWest Joint Venture

The Company has a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”), which operates a 67-mile pipeline on which Antero Resources is an anchor shipper.

Antero Midstream Partners has a 50% equity interest in the joint venture (the “Joint Venture”) to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP. The Joint Venture was formed to develop processing and fractionation assets in Appalachia. MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia and a one-third interest in two MarkWest fractionators in Ohio.

The Company’s net income includes its proportionate share of the net income of the Joint Venture and Stonewall. When the Company records its proportionate share of net income, it increases equity income in the unaudited condensed consolidated statements of operations and comprehensive income and the carrying value of that investment on its balance sheet. When distributions on the Company’s proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the distribution approach under ASU No. 2016-15. The Company uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because it exercises significant influence, but not control, over the entities. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the Board and participation in policy-making decisions of Stonewall and the Joint Venture.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

The following table is a reconciliation of our investments in these unconsolidated affiliates:

	Antero			Total Investment
	Midstream		MarkWest	in Unconsolidated
(in thousands)	Partners LP	Stonewall	Joint Venture	Affiliates
Balance at December 31, 2018	$43,492	—	—	43,492
Distributions from unconsolidated affiliates	(43,492)	—	—	(43,492)
Balance at March 12, 2019	—	—	—	—
Investments in unconsolidated affiliates acquired from Antero Midstream Partners	—	133,752	956,357	1,090,109
Additional investments	—	—	103,409	103,409
Equity in net income of unconsolidated affiliates(1)	—	2,000	14,503	16,503
Distributions from unconsolidated affiliates	—	(2,520)	(21,340)	(23,860)
Balance at June 30, 2019	$—	133,232	1,052,929	1,186,161
(1)

As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of the date of the acquisition of Antero Midstream Partners.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

Summarized financial information concerning the Company’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and		Consolidated
	Processing	Treatment	Unallocated (1)	Total
Three months ended June 30, 2019
Revenues:
Revenue–Antero Resources	$168,925	95,181	—	264,106
Revenue–third-party	—	46	—	46
Amortization of customer contracts	(2,402)	(6,132)	—	(8,534)
Total revenues	166,523	89,095	—	255,618

Operating expenses:
Direct operating	12,377	51,621	—	63,998
General and administrative (excluding equity-based compensation)	7,335	3,958	1,786	13,079
Equity-based compensation	2,286	926	18,331	21,543
Impairment of property and equipment	592	2	—	594
Depreciation	12,721	23,726	—	36,447
Accretion and change in fair value of contingent acquisition consideration	—	2,297	—	2,297
Accretion of asset retirement obligations	—	69	—	69
Total expenses	35,311	82,599	20,117	138,027
Operating income	$131,212	6,496	(20,117)	117,591

Equity in earnings of unconsolidated affiliates	$13,623	—	—	13,623
Total assets	$4,916,854	1,844,385	7,770	6,769,009
Additions to property and equipment	$81,529	43,656	—	125,185

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling and treatment are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and June 30, 2019

		Water
	Gathering and	Handling and		Consolidated
	Processing	Treatment	Unallocated (1)	Total
Six months ended June 30, 2019
Revenues:
Revenue–Antero Resources	$202,459	117,532	—	319,991
Revenue–third-party	—	50	—	50
Amortization of customer contracts	(2,903)	(7,412)	—	(10,315)
Total revenues	199,556	110,170	—	309,726

Operating expenses:
Direct operating	15,312	63,668	—	78,980
General and administrative (excluding equity-based compensation)	8,355	4,532	8,578	21,465
Equity-based compensation	2,663	1,139	29,164	32,966
Impairment of property and equipment	592	2	—	594
Depreciation	15,281	28,816	—	44,097
Accretion and change in fair value of contingent acquisition consideration	—	3,346	—	3,346
Accretion of asset retirement obligations	—	79	—	79
Total expenses	42,203	101,582	37,742	181,527
Operating income	$157,353	8,588	(37,742)	128,199

Equity in earnings of unconsolidated affiliates	$16,503	—	—	16,503
Total assets	$4,916,854	1,844,385	7,770	6,769,009
Additions to property and equipment	$89,206	51,984	—	141,190

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling and treatment are managed and evaluated on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to our Annual Report on Form 10-K for the year ended December 31, 2018 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, each on file with the SEC.

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

The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805 – Business Combinations and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at fair value. As a result, the unaudited condensed consolidated balance sheet of Antero Midstream Corporation at June 30, 2019 includes the financial position of Antero Midstream Partners and its subsidiaries and the unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries commencing on March 13, 2019. Unless the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning and after March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries.

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to service Antero Resources’ increasing production and completion activity. Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio. Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways and a wastewater treatment facility (referred to herein as our “wastewater treatment facility”) that was placed in service in 2018 and a related landfill used for the disposal of salt therefrom. These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. Other fluid handling services include third-party services for well completion and production operations in Antero Resources’ operating areas managed by Antero Midstream Partners. We believe that Antero Midstream Partners’ strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Marcellus and Utica Shale plays.

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

The financial results of the Company for the three months and six months ended June 30, 2019 are not comparative to the three and six months ended June 30, 2018 due to the closing of the Transactions on March 12, 2019, nor are they reflective of the ongoing operations and financial results of the Company as the operating and financial results of Antero Midstream Partners are only included for the period from March 13, 2019 to March 31, 2019. Accordingly, in addition to presenting a discussion of Antero Midstream Corporation’s results of operations, we are also presenting Antero Midstream Corporation’s pro forma results of operations for the three and six months ended June 30, 2018 and 2019, which give pro forma effect to the Transactions as if they had occurred on January 1, 2018. See additional discussion below regarding “—Items Affecting Comparability of our Financial Results.”

Financial Results as Reported

We recognized net income of $69 million and $14 million for the three months ended June 30, 2019 and 2018, respectively. For the three months ended June 30, 2018 and 2019, we generated cash flows from operations of $12 million and $183 million, respectively. For the three months ended June 30, 2019, we consolidated the results of Antero Midstream Partners and its subsidiaries, whereas in the three months ended June 30, 2018, our source of income and cash flow was from the incentive distribution rights of Antero Midstream Partners.

For the six months ended June 30, 2019, we generated cash flows from operations of $252 million and net income of $79 million. Cash flows from operations were $35 million and net income was $27 million for the six months ended June 30, 2018. From March 13, 2019 through June 30, 2019, we consolidated the results of Antero Midstream Partners and its subsidiaries, whereas in the six months ended June 30, 2018, our source of income and cash flow was from the incentive distribution rights of Antero Midstream Partners.

Dividends Declared

The Board declared a cash dividend on the shares of AMC common stock of $0.3075 per share for the quarter ended June 30, 2019. The dividend will be payable on August 7, 2019 to stockholders of record as of July 26, 2019. The Board also declared a $139 thousand cash dividend on the shares of Series A Preferred Stock of Antero Midstream Corporation to be paid on August 14, 2019 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Earnings Per Common Share. As of June 30, 2019, there were dividends in the amount $70 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

Based on ongoing assessments of drilling and completion designs, Antero Resources announced that it expects to trend lower in water used in completion operations over time. Depending on the areas being developed, Antero Resources expects water use will be reduced by 5 to 7 barrels per foot from the current design of 40 to 45 barrels per foot in the Marcellus, beginning in January 2020. Importantly, Antero Resources has announced that the savings from completion optimization, combined with other savings initiatives is forecasted to allow Antero Resources to continue targeting its 10% production CAGR through 2023, despite the decline in overall commodity prices. In combination with the planned expansion in the scope of produced water services, the continued development plan for Antero Resources is expected to offset a majority of the reduced cash flow from fewer barrels of water being used in completions.

For the six months ended June 30, 2019, Antero Midstream Partners’ full year to date capital expenditures were approximately $347 million, including $186 million of expansion capital, $33 million of maintenance capital and $128 million of capital investment in the Joint Venture.

Credit Facility

We will fund our operations through borrowings under the Credit Facility, our operating cash flows, cash on our balance sheet and capital market transactions. As of June 30, 2019, lender commitments under the Credit Facility were $2.0 billion, with a letter of credit sublimit of $150 million. At June 30, 2019, Antero Midstream Partners had borrowings of $595 million and no letters of credit outstanding under the Credit Facility. See “—Debt Agreements—Antero Midstream Partners Revolving Credit Facility” for a description of the Credit Facility. In conjunction with the closing of the Transactions, AMGP’s $12 million credit facility was terminated on March 12, 2019.

Items Affecting Comparability of Our Financial Results

Our historical financial results discussed below are not comparable to our future financial results primarily as a result of the Merger. The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations, and accounted for as a business combination with the acquired assets and liabilities of Antero Midstream Partners recorded at estimated preliminary fair value. As such, the condensed consolidated financial statements for the three and six months ended June 30, 2018 and as of December 31, 2018 are the condensed consolidated financial statements of AMGP and its consolidated subsidiaries, which does not include Antero Midstream Partners and its subsidiaries.  Effective March 12, 2019, Antero Midstream Corporation commenced consolidating Antero Midstream Partners and its subsidiaries in the condensed consolidated financial statements of Antero Midstream Corporation. As a result, the condensed consolidated balance sheet of Antero Midstream Corporation at June 30, 2019 includes the financial position of Antero Midstream Partners and its subsidiaries, and the condensed consolidated statements of operations and comprehensive income and cash flows for the three and six months ended June 30, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries beginning on March 13, 2019.

The historical condensed consolidated financial statements included herein are the financial statements of Antero Midstream Corporation, formerly AMGP, which prior to the Merger reflect that AMGP’s only income resulted from distributions made on the IDRs of Antero Midstream Partners and expenses were limited to general and administrative expenses and equity-based compensation. The condensed consolidated financial statements for the three and six months ended June 30, 2019 include the results of Antero Midstream Partners and its subsidiaries beginning on March 13, 2019.

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

Results of Operations as Reported

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2019

Revenue and Direct Operating Expenses. Revenues from Antero Resources and direct operating expenses reflect revenue and operating expenses generated by Antero Midstream Partners after the completion of the Transactions on March 12, 2019.

General and administrative expenses. General and administrative expenses (excluding equity-based compensation expense) increased from $2 million for the three months ended June 30, 2018 to $13 million for the three months ended June 30, 2019. The increase was primarily due to the inclusion of general and administrative expenses of Antero Midstream Partners after the completion of the Transactions on March 12, 2019. Equity-based compensation increased from $9 million for the three months ended June 30,

2018 to $22 million for the three months ended June 30, 2019 due to the Series B Exchange and the adoption of the AMC LTIP as result of the Transactions.

Depreciation expense. Depreciation expense increased from none for the three months ended June 30, 2018 to $36 million for the three months ended June 30, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Accretion and change in fair value of contingent acquisition consideration. Accretion expenses increased from none for the three months ended June 30, 2018 to $2 million for the three months ended June 30, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Interest expense. Interest expense increased from $18 thousand for the three months ended June 30, 2018 to $32 million for the three months ended June 30, 2019 as a result of the acquisition of Antero Midstream Partners, which included the assumption of approximately $2.4 billion of debt.

Operating income. Total operating income increased from a loss of $12 million for the three months ended June 30, 2018 to operating income of $118 million for the three months ended June 30, 2019. The increase was due to operating revenues and expenses as a result of the acquisition of Antero Midstream Partners on March 12, 2019.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2018 represents Antero Midstream GP LP’s equity investment in Antero Midstream Partners. Equity in earnings of unconsolidated affiliates for the three months ended June 30, 2019 represents the portion of the net income from Antero Midstream Partners’ investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests for the three months ended June 30, 2019.

Income tax expense. Income tax expense increased from $7 million for the three months ended June 30, 2018 to $30 million for the three months ended June 30, 2019 due to increased income before taxes.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2019

Revenue and Direct Operating Expenses. Revenues from Antero Resources and direct operating expenses reflect 110 days of revenue and operating expenses generated by Antero Midstream Partners after the completion of the Transactions on March 12, 2019.

General and administrative expenses. General and administrative expenses (excluding equity-based compensation expense) increased from $3 million for the six months ended June 30, 2018 to $21 million for the six months ended June 30, 2019. The increase was primarily due to the inclusion of general and administrative expenses of Antero Midstream Partners after the completion of the Transactions on March 12, 2019. Equity-based compensation increased from $18 million for the six months ended June 30, 2018 to $33 million for the six months ended June 30, 2019 due to the Series B Exchange and the adoption of the AMC LTIP as result of the Transactions.

Depreciation expense. Depreciation expense increased from none for the six months ended June 30, 2018 to $44 million for the six months ended June 30, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Accretion and change in fair value of contingent acquisition consideration. Accretion expenses increased from none for the six months ended June 30, 2018 to $3 million for the six months ended June 30, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Interest expense. Interest expense increased from $14 thousand for the six months ended June 30, 2018 to $38 million for the six months ended June 30, 2019 as a result of the acquisition of Antero Midstream Partners, which included the assumption of approximately $2.4 billion of debt.

Operating income. Total operating income increased from a loss of $21 million for the six months ended June 30, 2018 to operating income of $128 million for the six months ended June 30, 2019. The increase was due to operating revenues and expenses as a result of the acquisition of Antero Midstream Partners on March 12, 2019.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates for the six months ended June 30, 2018 represents Antero Midstream GP LP’s equity investment in Antero Midstream Partners. Equity in earnings of unconsolidated affiliates for the six months ended June 30, 2019 represents Antero Midstream GP LP’s equity investment in Antero Midstream Partners from January 1, 2019 through March 12, 2019 and the portion of the net income from Antero Midstream Partners’ investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests for the period from March 13, 2019 through June 30, 2019.

Income tax expense. Income tax expense increased from $13 million for the six months ended June 30, 2018 to $28 million for the six months ended June 30, 2019 due to increased income before taxes.

Pro Forma Results of Operations

Unless the context otherwise requires, references in this “Pro Forma Segment Results of Operations” to the “Company,” “we,” “us” or “our” refer to, and the results of operations discussed below relate to, the combined results of Antero Midstream Corporation and Antero Midstream Partners as if the Transactions had occurred on January 1, 2018.

The pro forma segment results of operations and the pro forma operations data for the three and six months ended June 30, 2018 and for the six months ended June 30, 2019 have been prepared to give pro forma effect to the Transactions as if they had occurred on January 1, 2018. For the three months ended June 30, 2019, actual segment results of operations and operations data has been presented. The pro forma adjustments are based on currently available information and certain estimates and assumptions, including preliminary purchase price allocation, which is subject to finalization. Therefore, the actual adjustments may differ from the pro forma adjustments. However, management believes that the pro forma assumptions provide a reasonable basis for presenting the significant effects of the Transactions.

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

Pro Forma Segment Results of Operations for the three months ended June 30, 2018 and actual results for the three months ended June 30, 2019

		Water			Pro Forma
	Gathering and	Handling and	Pro Forma		Consolidated
	Processing	Treatment	Adjustments	Unallocated (1)	Total
Three months ended June 30, 2018
Revenues:
Revenue–Antero Resources	$118,136	132,231	—	—	250,367
Revenue–third-party	—	25	—	—	25
Gain on sale of assets–Antero Resources	583	—	—	—	583
Amortization of customer contracts	—	—	(8,533)	—	(8,533)
Total revenues	118,719	132,256	(8,533)	—	242,442

Operating expenses:
Direct operating	12,405	63,218	—	—	75,623
General and administrative (excluding equity-based compensation)	7,240	2,387	—	2,398	12,025
Equity-based compensation	4,754	1,113	—	9,111	14,978
Impairment of property and equipment	4,614	—	—	—	4,614
Depreciation	24,258	12,175	8,387	—	44,820
Accretion and change in fair value of contingent acquisition consideration	—	3,947	—	—	3,947
Accretion of asset retirement obligations	—	34	—	—	34
Total expenses	53,271	82,874	8,387	11,509	156,041
Operating income	65,448	49,382	(16,920)	(11,509)	86,401
Other income (expenses):
Interest expense, net	—	—	(5,439)	(14,646)	(20,085)
Equity in earnings of unconsolidated affiliates	9,264	—	(2,992)	—	6,272
Income before taxes	74,712	49,382	(25,351)	(26,155)	72,588
Provision for income tax expense	—	—	(12,743)	(7,231)	(19,974)
Net income and comprehensive income	$74,712	49,382	(38,094)	(33,386)	52,614

Pro Forma Adjusted EBITDA(2)					$174,137
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling and treatment segments.
(2)	For a reconciliation of Pro Forma Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

		Water			Pro Forma
	Gathering and	Handling and	Pro Forma		Consolidated
	Processing	Treatment	Adjustments	Unallocated (1)	Total
Three months ended June 30, 2019
Revenues:
Revenue–Antero Resources	$168,925	95,181	—	—	264,106
Revenue–third-party	—	46	—	—	46
Amortization of customer contracts	(2,402)	(6,132)	—	—	(8,534)
Total revenues	166,523	89,095	—	—	255,618

Operating expenses:
Direct operating	12,377	51,621	—	—	63,998
General and administrative (excluding equity-based compensation)	7,335	3,958	—	1,786	13,079
Equity-based compensation	2,285	927	—	18,331	21,543
Impairment of property and equipment	592	2	—	—	594
Depreciation	12,721	23,726	—	—	36,447
Accretion and change in fair value of contingent acquisition consideration	—	2,297	—	—	2,297
Accretion of asset retirement obligations	—	69	—	—	69
Total expenses	35,310	82,600	—	20,117	138,027
Operating income	131,213	6,495	—	(20,117)	117,591
Other income (expenses):
Interest expense, net	—	—	—	(31,521)	(31,521)
Equity in earnings of unconsolidated affiliates	13,623	—	—	—	13,623
Income before taxes	144,836	6,495	—	(51,638)	99,693
Provision for income tax expense	—	—	—	(30,419)	(30,419)
Net income and comprehensive income	$144,836	6,495	—	(82,057)	69,274

Adjusted EBITDA(2)					$206,160
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling and treatment segments.
(2)	For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

The operating data below represents (i) the operating data of Antero Midstream Partners and its subsidiaries for the three months ended June 30, 2018 and (ii) the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the three months ended June 30, 2019.

			Amount of
	Three Months Ended June 30,		Increase	Percentage
	2018(1)	2019	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	180,268	242,266	61,998	34%
Gathering—high pressure (MMcf)	175,818	238,406	62,588	36%
Compression (MMcf)	141,819	218,020	76,201	54%
Fresh water delivery (MBbl)	20,766	11,147	(9,619)	(46)%
Treated water (MBbl)	700	2,658	1,958	280%
Other fluid handling (MBbl)	4,382	5,086	704	16%
Wells serviced by fresh water delivery	48	25	(23)	(48)%
Gathering—low pressure (MMcf/d)	1,981	2,662	681	34%
Gathering—high pressure (MMcf/d)	1,932	2,620	688	36%
Compression (MMcf/d)	1,558	2,396	838	54%
Fresh water delivery (MBbl/d)	228	122	(106)	(46)%
Treated water (MBbl/d)	8	29	21	263%
Other fluid handling (MBbl/d)	48	56	8	17%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.32	0.33	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.20	0.01	5%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.78	3.90	0.12	3%
Average treatment fee ($/Bbl)	$4.11	4.50	0.39	9%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	51,921	89,770	37,849	73%
Fractionation—Joint Venture (MBbl)	914	2,470	1,556	170%
Processing—Joint Venture (MMcf/d)	571	986	415	73%
Fractionation—Joint Venture (MBbl/d)	10	27	17	170%
(1)	Represents pro forma operations data of Antero Midstream Partners as if the Transactions had occurred on January 1, 2018.

Pro Forma Discussion of Results of Operations Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2019

Revenues. Total revenues, including the amortization of customer contracts of $9 million, increased by 5%, from $242 million for the three months ended June 30, 2018 to $256 million for the three months ended June 30, 2019. Gathering and processing revenues increased by 40%, from $119 million for the three months ended June 30, 2018 to $166 million for the three months ended June 30, 2019. Water handling and treatment revenues decreased by 33%, from $132 million for the three months ended June 30, 2018 to $89 million for the three months ended June 30, 2019. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue increased $21 million period over period due to an increase of throughput volumes of 62 Bcf, or 681 MMcf/d, which was due to 177 additional wells connected to our system since June 30, 2018;
●	high pressure gathering revenue increased $14 million period over period due to an increase of throughput volumes of 63 Bcf, or 688 MMcf/d, primarily as a result of the addition of three new high pressure gathering lines placed in service since June 30, 2018;
●	compression revenue increased $15 million period over period due to an increase of throughput volumes of 76 Bcf, or 838 MMcf/d, primarily due to the addition of two new compressor stations that were placed in service since June 30, 2018, and additional wells connected to our system; and
●	amortization of customer contracts was $2 million due to the acquisition of Antero Midstream Partners on March 12, 2019.

Water Handling and Treatment

●	fresh water delivery revenue decreased $35 million period over period due to a decrease in fresh water delivery of 9,619 MBbl, or 106 MBbl/d, as a result of a decrease in the number of wells serviced as Antero Resources reduced its drilling and completion program;
●	water treatment services revenue provided at our wastewater treatment facility increased revenue by $9 million for the period with increased throughput volumes of 1,958 MBbl, or 21 MBbl/d, as the plant was placed into service in May 2018;
●	other fluid handling services revenue decreased $11 million period over period due to overall operational efficiencies realized by the increased use of the wastewater treatment facility; and
●	amortization of customer contracts was $6 million due to the acquisition of Antero Midstream Partners on March 12, 2019.

Direct operating expenses. Total direct operating expenses decreased by 15%, from $76 million for the three months ended June 30, 2018 to $64 million for the three months ended June 30, 2019. Gathering and processing direct operating expenses remained relatively consistent for the three months ended June 30, 2018 and 2019 at $12 million for each period as operational efficiencies offset two new compressor stations. Water handling and treatment direct operating expenses decreased from $63 million for the three months ended June 30, 2018 to $52 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in freshwater delivery volumes and increased wastewater handling operational efficiencies partially offset by an increase in treatment volumes.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent for the three months ended June 30, 2018 and 2019 at $12 million and $13 million, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased from $15 million for the three months ended June 30, 2018 to $22 million for the three months ended June 30, 2019 primarily due to the revaluation of the Series B Units as result of the Transactions.

Impairment expense. Impairment expense of $5 million for the three months ended June 30, 2018 was due to the impairment of gathering assets acquired from Antero Resources at the time of Antero Midstream Partners’ initial public offering related to well pads Antero Resources no longer planned to drill and complete. Impairment expense of $0.6 million for three months ended June 30, 2019 was related to the costs of decommissioning of a compressor station.

Depreciation expense. Total depreciation expense decreased by 19%, from $45 million for the three months ended June 30, 2018 to $36 million for the three months ended June 30, 2019. The decrease was primarily due to the change in estimated useful lives of gathering and compression facilities, partially offset by additional assets placed into service.

Accretion and change in fair value of contingent acquisition consideration. Accretion of contingent acquisition consideration decreased from $4 million for the three months ended June 30, 2018 to $2 million for the three months ended June 30, 2019. In connection with the Water Acquisition, we agreed to pay Antero Resources $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019. As of June 30, 2019, we have delivered 152 million of the 176 million barrels and we expect to pay the entire amount of the contingent consideration for the delivery of 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019. We have agreed to pay an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. As of June 30, 2019, we have delivered 96 million of the 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 and do not expect to deliver at least 219 million barrels based on Antero Resources’ 2019 budget and long-term outlook.

Interest expense. Interest expense increased by 57%, from $20 million, net of $1 million in capitalized interest, for the three months ended June 30, 2018 to $32 million for the three months ended June 30, 2019. No interest was capitalized for the three months ended June 30, 2019. Total interest costs increased from $21 million for the three months ended June 30, 2018 to $32 million for the three months ended June 30, 2019 primarily due to (i) an increase in interest expense incurred on increased borrowings under the Credit Facility during the period, (ii) increased interest rates, and (iii) the issuance of $650 million of 5.75% senior unsecured notes on February 25, 2019.

Operating income. Total operating income increased by 36%, from $86 million for the three months ended June 30, 2018 to $117 million for the three months ended June 30, 2019. Gathering and processing operating income increased by 100% from $65 million for the three months ended June 30, 2018 to $131 million for the three months ended June 30, 2019. The increase was primarily due to an increase in gathering and compression throughput volumes and lower depreciation on the gathering system in 2019. Water handling and treatment operating income decreased by 87%, from $49 million for the three months ended June 30, 2018 to $6 million for the three months ended June 30, 2019. The decrease was primarily due to a decrease in the number of wells serviced by freshwater delivery services and increase in depreciation expense.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 117%, from $6 million for the three months ended June 30, 2018 to $14 million for the three months ended June 30, 2019. Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests. The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2019.

Net income. Net income increased by 32%, from $52 million for the three months ended June 30, 2018 to $69 million for the three months ended June 30, 2019. The increase was primarily due to increased revenues partially offset by increased expenses.

Pro Forma Adjusted EBITDA and Adjusted EBITDA. Pro Forma Adjusted EBITDA increased by 18%, from $174 million for the three months ended June 30, 2018 to Adjusted EBITDA of $206 million for the three months ended June 30, 2019. The increase was primarily due to an increase in revenue resulting from an increase in gathering and compression volumes. For a discussion of the non-GAAP financial measure Pro Forma Adjusted EBITDA and Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Pro Forma Segment Results of Operations for the six months ended June 30, 2018 and 2019

		Water			Pro Forma
	Gathering and	Handling and	Pro Forma		Consolidated
	Processing	Treatment	Adjustments	Unallocated (1)	Total
Six months ended June 30, 2018
Revenues:
Revenue–Antero Resources	$226,313	253,120	—	—	479,433
Revenue–third-party	—	550	—	—	550
Gain on sale of assets–Antero Resources	583	—	—	—	583
Amortization of customer contracts	—	—	(16,973)	—	(16,973)
Total revenues	226,896	253,670	(16,973)	—	463,593

Operating expenses:
Direct operating	23,786	119,093	—	—	142,879
General and administrative (excluding equity-based compensation)	12,945	4,926	—	3,328	21,199
Equity-based compensation	9,412	2,666	—	17,745	29,823
Impairment of property and equipment	4,614	—	—	—	4,614
Depreciation	47,672	21,193	16,774	—	85,639
Accretion and change in fair value of contingent acquisition consideration	—	7,821	—	—	7,821
Accretion of asset retirement obligations	—	68	—	—	68
Total expenses	98,429	155,767	16,774	21,073	292,043
Operating income	128,467	97,903	(33,747)	(21,073)	171,550
Other income (expenses):
Interest expense, net	—	—	(10,880)	(25,939)	(36,819)
Equity in earnings of unconsolidated affiliates	17,126	—	(5,952)	—	11,174
Income before taxes	145,593	97,903	(50,579)	(47,012)	145,905
Provision for income tax expense	—	—	(26,349)	(13,319)	(39,668)
Net income and comprehensive income	$145,593	97,903	(76,928)	(60,331)	106,237

Pro Forma Adjusted EBITDA(2)					$334,383
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling and treatment segments.
(2)	For a reconciliation of Pro Forma Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

		Water			Pro Forma
	Gathering and	Handling and	Pro Forma		Consolidated
	Processing	Treatment	Adjustments	Unallocated (1)	Total
Six months ended June 30, 2019
Revenues:
Revenue–Antero Resources	$327,232	211,069	—	—	538,301
Revenue–third-party	—	101	—	—	101
Amortization of customer contracts	(2,903)	(7,412)	(6,659)	—	(16,974)
Total revenues	324,329	203,758	(6,659)	—	521,428

Operating expenses:
Direct operating	26,485	117,313	—	—	143,798
General and administrative (excluding equity-based compensation)	18,247	10,956	(15,345)	8,578	22,436
Equity-based compensation	4,248	2,031	—	29,164	35,443
Impairment of property and equipment	7,183	393	—	—	7,576
Depreciation	23,603	42,201	5,932	—	71,736
Accretion and change in fair value of contingent acquisition consideration	—	5,274	—	—	5,274
Accretion of asset retirement obligations	—	142	—	—	142
Total expenses	79,766	178,310	(9,413)	37,742	286,405
Operating income	244,563	25,448	2,754	(37,742)	235,023
Other income (expenses):
Interest expense, net	—	—	(3,301)	(54,553)	(57,854)
Equity in earnings of unconsolidated affiliates	28,767	—	(2,335)	—	26,432
Income before taxes	273,330	25,448	(2,882)	(92,295)	203,601
Provision for income tax expense	—	—	(24,159)	(28,042)	(52,201)
Net income and comprehensive income	$273,330	25,448	(27,041)	(120,337)	151,400

Pro Forma Adjusted EBITDA(2)					$408,633
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling and treatment segments.
(2)	For a reconciliation of Pro Forma Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

The operating data below represents (i) the operating data of Antero Midstream Partners and its subsidiaries for the six months ended June 30, 2018 and (ii) the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the six months ended June 30, 2019.

			Amount of
	Six Months Ended June 30,		Increase	Percentage
	2018	2019(1)	or Decrease	Change
Pro Forma Operating Data:
Gathering—low pressure (MMcf)	345,460	472,806	127,346	37%
Gathering—high pressure (MMcf)	334,680	463,192	128,512	38%
Compression (MMcf)	269,013	420,958	151,945	56%
Fresh water delivery (MBbl)	40,682	24,879	(15,803)	(39)%
Treated water (MBbl)	700	4,805	4,105	586%
Other fluid handling (MBbl)	8,362	10,152	1,790	21%
Wells serviced by fresh water delivery	94	56	(38)	(40)%
Gathering—low pressure (MMcf/d)	1,909	2,612	703	37%
Gathering—high pressure (MMcf/d)	1,849	2,559	710	38%
Compression (MMcf/d)	1,486	2,325	839	56%
Fresh water delivery (MBbl/d)	225	137	(88)	(39)%
Treated water (MBbl/d)	4	27	23	575%
Other fluid handling (MBbl/d)	46	56	10	22%
Pro Forma Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.32	0.33	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.20	0.01	5%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.78	3.89	0.11	3%
Average treatment fee ($/Bbl)	$4.11	4.49	0.38	9%
Pro Forma Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	98,646	179,422	80,776	82%
Fractionation—Joint Venture (MBbl)	1,469	4,451	2,982	203%
Processing—Joint Venture (MMcf/d)	545	991	446	82%
Fractionation—Joint Venture (MBbl/d)	8	25	17	213%
(1)	Includes actual operations data for Antero Midstream Corporation since March 12, 2019.

Pro Forma Discussion of Results of Operations Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2019

Revenues. Total revenues, including the amortization of customer contracts of $17 million, increased by 12% from $464 million for the six months ended June 30, 2018 to $521 million for the six months ended June 30, 2019. Gathering and processing revenues increased by 43%, from $227 million for the six months ended June 30, 2018 to $324 million for the six months ended June 30, 2019. Water handling and treatment revenues decreased by 20%, from $254 million for the six months ended June 30, 2018 to $204 million for the six months ended June 30, 2019. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue increased $43 million period over period due to an increase of throughput volumes of 127 Bcf, or 703 MMcf/d, which was due to 177 additional wells connected to our system since June 30, 2018;
●	high pressure gathering revenue increased $27 million period over period due to an increase of throughput volumes of 129 Bcf, or 710 MMcf/d, primarily as a result of the addition of three new high pressure gathering lines placed in service since six months ended June 30, 2018;
●	compression revenue increased $30 million period over period due to an increase of throughput volumes of 152 Bcf, or 839 MMcf/d, primarily due to the addition of two new compressor stations that were placed in service since June 30, 2018, and additional wells connected to our system;
●	amortization of customer contracts was $3 million due to the acquisition of Antero Midstream Partners on March 12, 2019.

Water Handling and Treatment

●	fresh water delivery revenue decreased $57 million period over period due to a decrease in fresh water delivery of 15,803 MBbl, or 88 MBbl/d, as a result of a decrease in the number of wells serviced as Antero Resources reduced its drilling and completion program;
●	we began recognizing revenues for water treatment services provided at our wastewater treatment facility when the facility was placed in service in May 2018, which increased revenue by $18 million for the period with increased throughput volumes of 4,105 MBbl, or 23 MBbl/d;
●	other fluid handling services revenue decreased $3 million period over period due to overall operational efficiencies realized by the increased use of the wastewater treatment facility; volumes increased by 1,790 MBbl, or 10 MBbl/d; and
●	amortization of customer contracts was $7 million due to the acquisition of Antero Midstream Partners on March 12, 2019.

Direct operating expenses. Total direct operating expenses remained relatively the same at $143 million and $144 million for the six months ended June 30, 2018 and 2019, respectively. Gathering and processing direct operating expenses increased from $24 million for the six months ended June 30, 2018 to $27 million for the six months ended June 30, 2019. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations. Water handling and treatment direct operating expenses decreased from $119 million for the six months ended June 30, 2018 to $117 million for the six months ended June 30, 2019. The decrease was primarily due to a decrease in freshwater delivery volumes and increased wastewater handling operational efficiencies partially offset by an increase in treatment volumes.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $21 million and $22 million for the six months ended June 30, 2018 and 2019, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased from $30 million for the six months ended June 30, 2018 to $35 million for the six months ended June 30, 2019 primarily due to the Series B Exchange as result of the Transactions.

Impairment expense. Impairment expense of $5 million for the six months ended June 30, 2018 was due to the impairment of gathering assets acquired from Antero Resources at the time of Antero Midstream Partners’ initial public offering related to well pads Antero Resources no longer planned to drill and complete. Impairment expense of $8 million for the six months ended June 30, 2019 was primarily for the decommissioning of assets related to a third-party compressor station.

Depreciation expense. Total depreciation expense decreased by 16%, from $86 million for the six months ended June 30, 2018 to $72 million for the six months ended June 30, 2019. The decrease was primarily due to the change in estimated useful lives of gathering and compression facilities, partially offset by additional assets placed into service.

Accretion and change in fair value of contingent acquisition consideration. Accretion of contingent acquisition consideration decreased from $8 million for the six months ended June 30, 2018 to $5 million for the six months ended June 30, 2019. In connection with the Water Acquisition, we agreed to pay Antero Resources $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019. As of June 30, 2019, we have delivered 152 million of the 176 million barrels and we expect to pay the entire amount of the contingent consideration for the delivery of 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019. We have agreed to pay an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. As of June 30, 2019, we have delivered 96 million of the 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 and do not expect to deliver at least 219 million barrels based on Antero Resources’ 2019 budget and long-term outlook.

Interest expense. Interest expense increased by 57%, from $37 million, net of $4 million in capitalized interest, for the six months ended June 30, 2018 to $58 million for the six months ended June 30, 2019. No interest was capitalized for the six months ended June 30, 2019. Total interest costs increased from $41 million for the six months ended June 30, 2018 to $58 million for the six months ended June 30, 2019 primarily due to (i) an increase in interest expense incurred on increased borrowings under the Credit Facility during the period, (ii) increased interest rates, and (iii) this issuance of $650 million of 5.75% senior unsecured notes on February 25, 2019.

Operating income. Total operating income increased by 37%, from $172 million for the six months ended June 30, 2018 to $235 million for the six months ended June 30, 2019. Gathering and processing operating income increased by 90%, from $128 million for the six months ended June 30, 2018 to $245 million for the six months ended June 30, 2019. The increase was primarily due to an increase in gathering and compression throughput volumes and lower depreciation on the gathering system in 2019. Water handling and treatment operating income decreased by 74%, from $98 million for the six months ended June 30, 2018 to $25 million for the six months ended June 30, 2019. The decrease was primarily due to a decrease in the number of wells serviced by freshwater delivery services and increased depreciation expense.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 137%, from $11 million for the six months ended June 30, 2018 to $26 million for the six months ended June 30, 2019. Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests. The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2019.

Net income. Net income increased by 43%, from $106 million for the six months ended June 30, 2018 to $151 million for the six months ended June 30, 2019. The increase was primarily due to increased revenues partially offset by increased income tax expense.

Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA increased by 22%, from $334 million for the six months ended June 30, 2018 to $409 million for the six months ended June 30, 2019. The increase was primarily due to an increase in revenue resulting from an increase in gathering and compression volumes. For a discussion of the non-GAAP financial measure Pro Forma Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity as Reported

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flow, cash on our balance sheet, borrowings under the Credit Facility and capital market transactions. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash distributions for at least the next twelve months.

The Board declared a cash dividend on the shares of AMC common stock of $0.3075 per share for the quarter ended June 30, 2019. The dividend will be payable on August 7, 2019 to stockholders of record as of July 26, 2019. The Board also declared a cash dividend of $139 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation, which will be paid on August 14, 2019 in accordance with the terms of the Series A Preferred Stock as discussed in Note 13—Equity and Earnings Per Common Share. As of June 30, 2019, there were dividends in the amount $70 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under the Credit Facility or from potential capital markets transactions.

The following table summarizes our cash flows for the six months ended June 30, 2018 and 2019:

	Six Months Ended June 30,		Increase
(in thousands)	2018	2019	(Decrease)
Net cash provided by operating activities	$34,598	252,164	217,566
Net cash used in investing activities	—	(221,401)	221,401
Net cash used in financing activities	(35,285)	(25,794)	(9,491)
Net increase (decrease) in cash and cash equivalents	$(687)	4,969

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $35 million and $252 million for the three months ended June 30, 2018 and 2019, respectively. The increase in cash flows from operations for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily the result of increased cash flows associated with Antero Midstream Partners for the period March 13, 2019 through June 30, 2019 due to the Transactions.

Cash Flows Used in Investing Activities

During the six months ended June 30, 2019, we used cash flows in investing activities of $221 million while we had no cash flows from investing activities during the six months ended June 30, 2018. The increase was due to $599 million of cash paid to Antero Midstream Partners unitholders as consideration in the Merger, $103 million in investments in unconsolidated affiliates and $141 million in capital expenditures for gathering systems and facilities and water handling and treatment assets partially offset by cash received of $620 million, which was borrowed by Antero Midstream Partners on the Credit Facility primarily to pay the aforementioned $599 million of consideration in the Merger.

Our capital budget is $750 million to $800 million for 2019 (including capital expenditures by Antero Midstream Partners prior to March 13, 2019), which includes $710 million of expansion capital and $65 million of maintenance capital at the midpoint of the range. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $35 million and $26 million for the six months ended June 30, 2018 and 2019, respectively. Net cash used in financing activities for the six months ended June 30, 2019 included: (i) issuance of the 2028 Notes (as defined below) of $650 million; (ii); total distributions to shareholders, Series B unitholders and preferred shareholders of $186 million; (iii) net payments on the Credit Facility of $481 million and (iv) $7 million of payments for deferred financing. For the six months ended June 30, 2018, net cash used in financing activities consisted of $35 million in distributions to shareholders and Series B unitholders.

Debt Agreements and Contractual Obligations

Antero Midstream Partners Revolving Credit Facility

On October 26, 2017, Antero Midstream Partners entered into the Credit Facility. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower elects to enter into an Investment Grade Period, as described below. Our Credit Facility provides for borrowing under either the London Inter-Bank Offered Rate or an Alternative Rate of Interest (as defined in the credit facility agreement).

The Credit Facility was amended on October 31, 2018 and February 26, 2019 to, among other things: (i) increase lender commitments from $1.5 billion to $2.0 billion, (ii) permit us, the Borrower and the guarantors under the facility to consummate the Transactions and (iii) to modify pricing to the levels described in more detail below. The maturity date of the facility is October 26, 2022. At June 30, 2019, we had $595 million of borrowings and no letters of credit outstanding under the Credit Facility.

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

During any period that is not an Investment Grade Period, the Credit Facility is guaranteed by our subsidiaries and is secured by mortgages on substantially all of Antero Midstream Partners’ and its subsidiaries’ properties; provided that the liens securing the Credit Facility shall be automatically released during an Investment Grade Period. The Credit Facility contains restrictive covenants that may limit our ability to, among other things:

●	incur additional indebtedness;
●	sell assets;
●	make loans to others;
●	make investments;

●	enter into mergers;
●	make certain restricted payments;
●	incur liens; and
●	engage in certain other transactions without the prior consent of the lenders.

The Credit Facility also requires us to maintain the following financial ratios:

●	a consolidated interest coverage ratio, which is the ratio of our consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter; provided that during an Investment Grade Period, the Borrower will not to be subject to such ratio;
●	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that during an Investment Grade Period or at our election (the “Financial Covenant Election”), the consolidated total leverage ratio shall be no more than 5.25 to 1.0; and
●	after a Financial Covenant Election (and up to the commencement of an Investment Grade Period), a consolidated senior secured leverage ratio covenant rather than the consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with the applicable covenants and ratios as of June 30, 2019. The actual borrowing capacity available to Antero Midstream Partners may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

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

5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par.  The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time on or after January 15, 2023 at redemption prices ranging from 102.875% on or after January 15, 2023 to 100.00% on or after January 15, 2026.  In addition, prior to January 15, 2023, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2028 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.  At any time prior to January 15, 2023, Antero Midstream Partners may also redeem the 2028 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

Contractual Obligations

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance. A summary of our contractual obligations by maturity date as of June 30, 2019 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Credit Facility (1)	$—	—	—	595	—	—	—	595
5.375% senior notes due 2024—principal	—	—	—	—	—	650	—	650
5.375% senior notes due 2024—interest	17	35	35	35	35	35	—	192
5.75% senior notes due 2027—principal	—	—	—	—	—	—	650	650
5.75% senior notes due 2027—interest	19	37	37	37	37	37	93	297
5.75% senior notes due 2028—principal	—	—	—	—	—	—	650	650
5.75% senior notes due 2028—interest	—	39	37	37	37	37	131	318
Water treatment (2)	27	—	—	—	—	—	—	27
Contingent acquisition consideration	—	125	—	—	—	—	—	125
Asset retirement obligations	1	2	—	—	1	—	2	6
Total	$64	238	109	704	110	759	1,526	3,510

(1)	Includes outstanding principal amounts on the Credit Facility at June 30, 2019. This table does not include future commitment fees, interest expense or other fees on the Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.
(2)	Includes obligations related to the construction of our wastewater treatment facility.

Non-GAAP Financial Measures

We use Pro Forma Adjusted EBITDA and Adjusted EBITDA (for the three months ended June 30, 2019) as important indicators of our performance. Pro Forma Adjusted EBITDA is used to represent both Pro Forma Adjusted EBITDA and Adjusted EBITDA throughout the Non-GAAP Financial Measures discussion below. We define Pro Forma Adjusted EBITDA as net income before net interest expense, interest tax expense (benefit), depreciation, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, transaction expenses, amortization of customer relationships and including cash distributions from unconsolidated affiliates and including Antero Midstream Partners’ pre-acquisition: net income before interest expense, simplification expenses, depreciation, impairment, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, amortization of customer relationships excluding equity in earnings of unconsolidated affiliates, including cash distributions from unconsolidated affiliates and excluding equity in earnings of Antero Midstream Partners.

We use Pro Forma Adjusted EBITDA to assess:

● the financial performance of our assets, without regard to financing methods capital structure or historical cost basis;

● our operating performance and return on capital as compared to other publicly traded companies in the midstream energy sector, without regard to financing or capital structure; and

● the viability of acquisitions and other capital expenditure projects.

Pro Forma Adjusted EBITDA is a non-GAAP financial measure. The GAAP measure most directly comparable to Pro Forma Adjusted EBITDA is net income. The non-GAAP financial measure of Pro Forma Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income. Pro Forma Adjusted EBITDA presentations are made in accordance with GAAP and have important limitations as an analytical tool because they include some, but not all, items that affect net income, Pro Forma Adjusted EBITDA. You should not consider Pro Forma Adjusted EBITDA in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Pro Forma Adjusted EBITDA may not be comparable to similarly titled measures of other corporations.

The following table represents a reconciliation of our Pro Forma Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2019(1)	2018	2019
Reconciliation of Pro Forma Net Income to Pro Forma Adjusted EBITDA:
Pro Forma Net income	$52,614	69,274	106,237	151,400
Interest expense	20,085	31,521	36,819	57,854
Income tax expense	19,974	30,419	39,668	52,201
Amortization of customer relationships	8,533	8,534	16,973	16,974
Depreciation expense	44,820	36,447	85,639	71,736
Impairment	4,614	594	4,614	7,576
Accretion of contingent asset consideration	3,947	2,297	7,821	5,274
Accretion of asset retirement obligations	34	69	68	142
Equity-based compensation	14,978	21,543	29,823	35,443
Equity in earnings of unconsolidated affiliates	(6,272)	(13,623)	(11,174)	(26,432)
Distributions from unconsolidated affiliates	10,810	19,085	17,895	36,465
Pro Forma Adjusted EBITDA	$174,137	206,160	334,383	408,633
(1)	Represents Adjusted EBITDA for the three months ended June 30, 2019.

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

Off-Balance Sheet Arrangements

As of June 30, 2019, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The primary objective of the following information is to provide forward-looking quantitative and qualitative information about our potential exposure to market risk. The term “market risk” refers to the risk of loss arising from adverse changes in commodity prices and interest rates. The disclosures are not meant to be precise indicators of expected future losses, but rather indicators of reasonably possible losses. This forward-looking information provides indicators of how we view and manage our ongoing market risk exposures.

Commodity Price Risk

Our gathering and compression and water services agreements with Antero Resources provide for fixed-fee structures, and we intend to continue to pursue additional fixed-fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero Resources’ development program and production and therefore our gathering, compression, and water handling and treatment volumes. We cannot predict to what extent our business would be impacted by lower commodity prices and any resulting impact on Antero Resources’ operations.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At June 30, 2019, we had $595 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $3 million increase in interest expense for the six months ended June 30, 2019.

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

Further, we are subject to the risk of non-payment or non-performance by Antero Resources, including with respect to our gathering and compression and water handling and treatment services agreements. We cannot predict the extent to which Antero Resources’ business would be impacted if conditions in the energy industry were to deteriorate, nor can we estimate the impact such conditions would have on Antero Resources’ ability to execute its drilling and development program or to perform under our agreement. Any material non-payment or non-performance by Antero Resources could reduce our ability to make distributions to our unitholders.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2018 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. The risks described in such reports could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in such reports. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number of	Maximum Number
	Number of	Average Price	Common Shares	of Common Shares
	Common	Paid per	Purchased as Part of	that May Yet be
	Shares	Common Share	Publicly Announced	Purchased Under
Period	Purchased	Share	Plans	the Plan
April 1, 2019 – April 30, 2019	129,119	$14.15	—	N/A
May 1, 2019 – May 31, 2019	—	$—	—	N/A
June 1, 2019 – June 30, 2019	—	$—	—	N/A

Shares purchased represent shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of Antero Midstream Corporation equity awards held by our employees.

Item 5.  Other Information.

On July 29, 2019, David A. Peters notified the Company of his intent to resign from the Board of Directors of the Company effective as of August 1, 2019 for personal reasons. The resignation was not the result of any disagreement with the Company or any of its affiliates on any matter relating to the Company’s operations, policies or practices.

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

4.1

First Supplemental Indenture, dated as of April 15, 2019, among Antero Midstream Partners LP, Antero Midstream Finance Corporation, Antero Midstream Corporation, each of the other parties identified therein and Wells Fargo Bank, National Association, a national banking association, to the indenture governing the 2027 Notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on April 16, 2019).

4.2

Second Supplemental Indenture, dated as of April 15, 2019, among Antero Midstream Partners LP, Antero Midstream Finance Corporation, Antero Midstream Corporation, each of the other parties identified therein and Wells Fargo Bank, National Association, a national banking association to the indenture governing the 2024 Notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on April 16, 2019).

4.3

Indenture, dated as of June 28, 2019, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on June 28, 2019).

4.4		Form of 5.75% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K (Commission File No. 001-38075) filed on June 28, 2019).
10.1	*	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Midstream Corporation Long Term Incentive Plan.
10.2	*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement under the Antero Midstream Corporation Long Term Incentive Plan.
31.1	*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Unaudited pro forma condensed combined financial statements of Antero Midstream Corporation.
101	*

The following financial information from this Form 10-Q of Antero Midstream Corporation for the quarter ended June 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Partners’ Capital and Stockholders’ Equity, (v)

Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM CORPORATION

By:	/s/ Michael N. Kennedy
MICHAEL N. KENNEDY
Chief Financial Officer

Date:	July 31, 2019