Form 10-Q
period 2019-09-30
Antero Midstream Corp
filed 2019-10-30
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had 503,419,919 shares of common stock outstanding as of October 25, 2019.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain forward-looking statements. Forward-looking statements give our current expectations, contain projections of results of operations or of financial condition, or forecasts of future events. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements. They can be affected by assumptions used or by known or unknown risks or uncertainties. Consequently, no forward-looking statements can be guaranteed. When considering these forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. Actual results may vary materially. You are cautioned not to place undue reliance on any forward-looking statements. You should also understand that it is not possible to predict or identify all such factors and should not consider the following list to be a complete statement of all potential risks and uncertainties. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and ability to meet its drilling and development plan;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, natural gas liquids (“NGLs”) and oil prices;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling and treatment or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	our ability to successfully complete our share repurchase program;
●	competition and government regulations;
●	actions taken by third-party producers, operators, processors and transporters;
●	legal or environmental matters;
●	costs of conducting our operations;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results; and
●	plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q that are not historical.

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

Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q or our 2018 Forms 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2018 and September 30, 2019

(In thousands)

		(Unaudited)
	December 31,	September 30,
	2018	2019
Assets
Current assets:
Cash and cash equivalents	$2,822	—
Accounts receivable–Antero Resources	—	105,182
Accounts receivable–third party	—	940
Other current assets	87	3,102
Total current assets	2,909	109,224
Property and equipment, net	—	3,215,978
Investments in unconsolidated affiliates	43,492	672,310
Deferred tax asset	1,304	35,530
Customer relationships	—	1,496,951
Goodwill	—	902,777
Other assets, net	—	12,734
Total assets	$47,705	6,445,504

Liabilities and Equity
Current liabilities:
Accounts payable–Antero Resources	$731	4,745
Accounts payable–third party	28	32,569
Accrued liabilities	407	96,944
Contingent acquisition consideration	—	122,247
Asset retirement obligations	—	2,630
Taxes payable	15,678	—
Other current liabilities	—	493
Total current liabilities	16,844	259,628
Long-term liabilities:
Long-term debt	—	2,657,750
Asset retirement obligations	—	3,441
Other	—	1,655
Total liabilities	16,844	2,922,474

Partners' Capital and Stockholders' Equity:
Common shareholders—186,219 shares issued and outstanding at December 31, 2018; none issued and outstanding at September 30, 2019	(41,969)	—
IDR LLC Series B units (66 units vested at December 31, 2018; none issued and outstanding at September 30, 2019)	72,830	—
Preferred stock, $0.01 par value: none authorized or issued at December 31, 2018; 100,000 authorized at September 30, 2019
Series A non-voting perpetual preferred stock; none designated, issued or outstanding at December 31, 2018; 12 designated and 10 issued and outstanding at September 30, 2019	—	—
Common stock, $0.01 par value; none authorized, issued or outstanding at December 31, 2018; 2,000,000 authorized and 503,378 issued and outstanding at September 30, 2019	—	5,034
Additional paid-in capital	—	3,715,002
Accumulated earnings (loss)	—	(197,006)
Total partners' capital and stockholders' equity	30,861	3,523,030
Total liabilities and partners' capital and stockholders' equity	$47,705	6,445,504

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended September 30, 2018 and 2019

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2018	2019
Revenue:
Gathering and compression–Antero Resources	$—	175,719
Water handling and treatment–Antero Resources	—	96,939
Amortization of customer relationships	—	(28,863)
Total revenue	—	243,795
Operating expenses:
Direct operating	—	61,808
General and administrative (including $8,574 and $20,129 of equity-based compensation in 2018 and 2019, respectively)	10,803	30,595
Facility idling	—	1,512
Impairment of property and equipment	—	407,848
Impairment of goodwill	—	43,759
Impairment of customer relationships	—	5,871
Depreciation	—	24,460
Accretion and change in fair value of contingent acquisition consideration	—	1,977
Accretion of asset retirement obligations	—	54
Total operating expenses	10,803	577,884
Operating loss	(10,803)	(334,089)
Interest expense, net	(68)	(36,134)
Equity in earnings of unconsolidated affiliates	37,816	18,478
Income (loss) before income taxes	26,945	(351,745)
Provision for income tax benefit (expense)	(8,917)	62,268
Net income (loss) and comprehensive income (loss)	$18,028	(289,477)

Net income (loss) per share–basic and diluted	$0.09	(0.57)

Weighted average common shares outstanding:
Basic	186,208	506,419
Diluted	186,208	506,419

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Nine Months Ended September 30, 2018 and 2019

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2018	2019
Revenue:
Gathering and compression–Antero Resources	$—	378,178
Water handling and treatment–Antero Resources	—	214,471
Water handling and treatment–third party	—	50
Amortization of customer relationships	—	(39,178)
Total revenue	—	553,521
Operating expenses:
Direct operating	—	140,788
General and administrative (including $26,319 and $53,095 of equity-based compensation in 2018 and 2019, respectively)	31,876	85,026
Facility idling	—	1,512
Impairment of property and equipment	—	408,442
Impairment of goodwill	—	43,759
Impairment of customer relationships	—	5,871
Depreciation	—	68,557
Accretion and change in fair value of contingent acquisition consideration	—	5,323
Accretion of asset retirement obligations	—	133
Total operating expenses	31,876	759,411
Operating loss	(31,876)	(205,890)
Interest expense, net	(82)	(73,872)
Equity in earnings of unconsolidated affiliates	99,414	34,981
Income (loss) before income taxes	67,456	(244,781)
Provision for income tax benefit (expense)	(22,236)	34,226
Net income (loss) and comprehensive income (loss)	$45,220	(210,555)

Net income (loss) per share–basic and diluted	$0.23	(0.50)

Weighted average common shares outstanding:
Basic	186,199	423,296
Diluted	186,199	423,296

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Partners’ Capital

Three and Nine Months Ended September 30, 2018

(Unaudited)

(In thousands)

	Common
	Shares
	Representing		Total
	Limited Partner	Series B	Partners'
	Interests	Unitholders	Capital
Balance at December 31, 2017	$(19,866)	35,474	15,608
Net income and comprehensive income	12,392	413	12,805
Equity-based compensation	7,777	—	7,777
Distributions to shareholders	(13,964)	(783)	(14,747)
Balance at March 31, 2018	(13,661)	35,104	21,443
Net income and comprehensive income	13,881	506	14,387
Equity-based compensation	7,777	—	7,777
Distributions to shareholders	(20,109)	(414)	(20,523)
Balance at June 30, 2018	(12,112)	35,196	23,084
Net income and comprehensive income	17,430	598	18,028
Equity-based compensation	7,795	—	7,795
Distributions to shareholders	(23,276)	(505)	(23,781)
Balance at September 30, 2018	$(10,163)	35,289	25,126

See accompanying notes to the unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Partners’ Capital and Stockholders’ Equity

Three and Nine Months Ended September 30, 2019

(Unaudited)

(In thousands)

	Common
	Shares
	Representing
	Limited			Additional
	Partner	Series B	Common	Paid-In	Preferred	Accumulated	Total
	Interests	Unitholders	Stock	Capital	Stock	Earnings	Equity
Balance at December 31, 2018	$(41,969)	72,830	—	—	—	—	30,861
Distributions to unitholders	(30,543)	(3,720)	—	—	—	—	(34,263)
Net (loss) and comprehensive (loss) pre-acquisition	(13,549)	—	—	—	—	—	(13,549)
Equity-based compensation pre-acquisition	7,034	—	—	—	—	—	7,034
Exchange of common shares for shares of common stock and cash consideration paid	79,027	(69,110)	5,066	4,002,898	—	—	4,017,881
Issuance of Series A non-voting perpetual preferred stock	—	—	—	—	—	—	—
Equity-based compensation	—	—	—	4,389	—	—	4,389
Net income and comprehensive income	—	—	—	—	—	23,197	23,197
Balance at March 31, 2019	—	—	5,066	4,007,287	—	23,197	4,035,550
Dividends to shareholders	—	—	—	(152,180)	—	—	(152,180)
Equity-based compensation	—	—	—	21,543	—	—	21,543
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	2	(1,830)	—	—	(1,828)
Net income and comprehensive income	—	—	—	—	—	69,274	69,274
Balance at June 30, 2019	—	—	5,068	3,874,820	—	92,471	3,972,359
Dividends to shareholders	—	—	—	(154,284)	—	—	(154,284)
Equity-based compensation	—	—	—	20,129	—	—	20,129
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	1	(179)	—	—	(178)
Repurchases and retirement of common stock	—	—	(35)	(25,484)	—	—	(25,519)
Net loss and comprehensive loss	—	—	—	—	—	(289,477)	(289,477)
Balance at September 30, 2019	$—	—	5,034	3,715,002	—	(197,006)	3,523,030

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2018 and 2019

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2018	2019
Cash flows provided by (used in) operating activities:
Net income (loss)	$45,220	(210,555)
Adjustments to reconcile net income to net cash provided by operating activities:
Distributions received from Antero Midstream Partners LP, prior to the Transactions	85,371	43,492
Depreciation	—	68,557
Accretion and change in fair value of contingent acquisition consideration	—	5,323
Accretion of asset retirement obligations	—	133
Impairment of property and equipment	—	408,442
Impairment of goodwill	—	43,759
Impairment of customer relationships	—	5,871
Deferred income benefit	—	(34,226)
Equity-based compensation	26,319	53,095
Equity in earnings of unconsolidated affiliates	(99,414)	(34,981)
Distributions from unconsolidated affiliates	—	42,570
Amortization of customer relationships	—	39,178
Amortization of deferred financing costs	90	2,123
Changes in assets and liabilities:
Accounts receivable–Antero Resources	—	38,331
Accounts receivable–third party	—	12
Other current assets	(56)	(1,788)
Accounts payable–Antero Resources	—	(503)
Accounts payable–third party	—	(3,635)
Accrued liabilities	646	(19,648)
Income taxes payable	(636)	(15,678)
Net cash provided by operating activities	57,540	429,872
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	—	(170,921)
Additions to water handling and treatment systems	—	(91,144)
Investments in unconsolidated affiliates	—	(117,339)
Cash received on acquisition of Antero Midstream Partners LP	—	619,532
Cash consideration paid to Antero Midstream Partners LP unitholders	—	(598,709)
Change in other assets	—	3,338
Change in other liabilities	—	(1,050)
Net cash used in investing activities	—	(356,293)
Cash flows provided by (used in) financing activities:
Distributions to shareholders	(57,349)	(336,772)
Distributions to Series B unitholders	(1,702)	(3,720)
Distributions to preferred shareholders	—	(235)
Repurchases of common stock	—	(25,519)
Issuance of senior notes	—	650,000
Payments of deferred financing costs	(230)	(8,523)
Payments on bank credit facilities, net	—	(349,500)
Employee tax withholding for settlement of equity compensation awards	—	(2,008)
Other	—	(124)
Net cash used in financing activities	(59,281)	(76,401)
Net decrease in cash and cash equivalents	(1,741)	(2,822)
Cash and cash equivalents, beginning of period	5,987	2,822
Cash and cash equivalents, end of period	$4,246	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$—	75,071
Cash paid during the period for income taxes	$22,871	16,001
Increase in accrued capital expenditures and accounts payable for property and equipment	$—	34,667

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements

December 31, 2018 and September 30, 2019

(1) Organization

Antero Midstream Corporation was originally formed as Antero Resources Midstream Management LLC in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream Partners”).  On May 4, 2017, Antero Resources Midstream Management LLC converted from a limited liability company to a limited partnership under the laws of the State of Delaware (the “Conversion”), and changed its name to Antero Midstream GP LP (“AMGP”) in connection with its initial public offering.  On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among AMGP, Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”), and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to by the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AMC common stock”). As a result of the Transactions, Antero Midstream Partners is now a wholly owned subsidiary of Antero Midstream Corporation and former shareholders of AMGP, unitholders of Antero Midstream Partners, including Antero Resources Corporation (“Antero Resources”), and holders of Series B Units now own AMC common stock. Unless the context otherwise requires, references to the “Company,” “we,” “us” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning on March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries Antero Midstream LLC, Antero Water LLC (“Antero Water”), Antero Treatment LLC, and Antero Midstream Finance Corporation (“Finance Corp”).

We are a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources and its production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. Our assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants, and water handling and treatment assets. The Company, through Antero Midstream Partners and its affiliates, provides midstream services to Antero Resources under long-term contracts. The Company’s corporate headquarters are located in Denver, Colorado.

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of the Company, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation of the Company’s financial position as of December 31, 2018 and September 30, 2019, and the results the Company’s operations for the three and nine months ended September 30, 2018 and 2019 and its cash flows for the nine months ended September 30, 2018 and 2019. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to its comprehensive income (loss).

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

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

Transactions between the Company and Antero Resources have been identified in the unaudited condensed consolidated financial statements (see Note 6—Transactions with Affiliates).

As of the date these unaudited condensed consolidated financial statements were filed with the SEC, the Company completed its evaluation of potential subsequent events for disclosure and no items requiring disclosure were identified other than as disclosed in Note 13—Cash Distributions and Dividends.

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

The Company, through Antero Midstream Partners and its affiliates, provides gathering and compression and water handling and treatment services under fee-based contracts primarily based on throughput or at cost plus a margin. Certain of these contracts contain operating leases of the Company’s assets under GAAP. Under these arrangements, the Company receives fees for gathering gas products, compression services, and water handling and treatment services. The revenue the Company earns from these arrangements is directly related to (1) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses, and delivers to natural gas compression sites or other transmission delivery points, (2) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (3) in the case of wastewater treatment services performed by the Company prior to idling of the Clearwater Facility (as defined below) in September 2019, the quantities of wastewater treated for our customers, or (4) in the case of wastewater services provided by third parties, the third-party costs the Company incurs plus 3%. The Company recognizes revenue when it satisfies a performance obligation by delivering a service to a customer or the use of leased assets to a customer. See Note 7—Revenue for the Company’s required disclosures under Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company includes lease revenue within revenues by service.

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

December 31, 2018 and September 30, 2019

(e)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents.  The Company classifies book overdrafts in accounts payable within its consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its consolidated statements of cash flows. The Company classified $1.7 million of book overdrafts within accounts payable as of September 30, 2019.

(f)	Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations, the wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) used for the disposal of salt therefrom and fresh water delivery pipelines and facilities stated at historical cost less accumulated depreciation, amortization and impairment. The Company capitalizes construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

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

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs, and discount rates typical of third-party market participants, which is a Level 3 fair value measurement. The Company recognized an impairment with respect to the Clearwater Facility during the three months ended September 30, 2019. See Note 4— Clearwater Facility Impairment.

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

December 31, 2018 and September 30, 2019

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

The Company is under no legal obligations, neither contractually nor under the doctrine of promissory estoppel, to restore or dismantle its gathering pipelines, compressor stations, water delivery pipelines and facilities and the wastewater treatment facility upon abandonment. See Note 4—Clearwater Facility Impairment. The Company’s gathering pipelines, compressor stations, fresh water delivery pipelines and facilities and wastewater treatment facility have an indeterminate life, if properly maintained. Accordingly, the Company is not able to make a reasonable estimate of when future dismantlement and removal dates of its pipelines, compressor stations and the wastewater treatment facility will occur.

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

The carrying values on the balance sheet of the Company’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

party, accrued liabilities, other current liabilities, other liabilities and the Credit Facility (as defined in Note 9—Long-Term Debt) approximate fair values due to their short-term maturities. The assets and liabilities of Antero Midstream Partners were recorded at fair value as of the acquisition date, March 12, 2019 (see Note 3—Business Combination).

(j)	Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in companies if the investment provides the Company with the ability to exercise significant influence over, but not control of, the operating and financial policies of the investee. The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of such companies. The Company’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Company’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions. See Note 16—Investments in Unconsolidated Affiliates.

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

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business.  Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value.  The impairment test requires allocating goodwill and other assets and liabilities to reporting units.  The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, future volumes, discount rates, and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense.

Amortization of intangible assets with definite lives is calculated using the straight-line method which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. See Note 4—Clearwater Facility Impairment and Note 5—Goodwill and Intangibles.

(m)	Treasury Share Retirement

The Company periodically retires treasury shares acquired through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to accumulated earnings. The portion allocable to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of retirement.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

(n)	Adoption of New Accounting Principle

On February 25, 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases, which requires lessees to record lease liabilities and right-of-use assets as of the date of adoption and was incorporated into GAAP as ASC Topic 842. The new lease standard does not substantially change accounting by lessors. The Company adopted the new standard prospectively effective January 1, 2019. The Company is not a party to material contracts as a lessee. The Company determined that Antero Midstream Partners’ contractual arrangement with Antero Resources to provide gathering and compression services is an operating lease of certain of the Company’s assets, which are accounted for under the new ASU (see Note 7—Revenue for information on this arrangement).

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

The preliminary purchase price allocation of the Transactions, and preliminary adjustments thereto, are summarized in the table below. As of September 30, 2019, the Company was still completing its analysis of the final purchase price allocation. The estimated fair value of assets acquired and liabilities assumed at March 12, 2019, are as follows (in thousands):

	As Originally		As
	Reported	Adjustments	Adjusted
Cash and cash equivalents	$619,532	—	619,532
Accounts receivable–Antero Resources	142,312	—	142,312
Accounts receivable–third party	117	—	117
Other current assets	1,150	—	1,150
Property and equipment, net	3,639,148	(267,721)	3,371,427
Investments in unconsolidated affiliates	1,090,109	(527,549)	562,560
Customer relationships	558,000	984,000	1,542,000
Other assets, net	42,887	—	42,887
Total assets acquired	6,093,255	188,730	6,281,985

Accounts payable–Antero Resources	3,316	—	3,316
Accounts payable–third party	30,674	—	30,674
Accrued liabilities	87,021	—	87,021
Other current liabilities	537	—	537
Long-term debt	2,364,935	—	2,364,935
Contingent acquisition consideration	116,924	—	116,924
Asset retirement obligations	5,715	—	5,715
Other liabilities	2,809	—	2,809
Total liabilities assumed	2,611,931	—	2,611,931
Net assets acquired, excluding goodwill	3,481,324	188,730	3,670,054
Goodwill	1,135,266	(188,730)	946,536
Net assets acquired	$4,616,590	$—	$4,616,590

Adjustments to the preliminary purchase price allocation stem mainly from additional information obtained by the Company in the second and third quarters of 2019 about facts and circumstances that existed as of the date of the Transactions, including updates to the completion of certain valuations to determine the underlying fair value of certain assets. The decrease in the fair value of the property and equipment resulted in a $10 million reversal of Depreciation in the unaudited condensed consolidated statement of operations. The increase in the fair value of customer relationships resulted in a $21 million increase in Amortization of customer relationships in the unaudited condensed consolidated statement of operations. All customer relationships are subject to amortization, which will be recognized over a weighted-average period of 22 years.

The purchase price allocation resulted in the recognition of $588 million of goodwill in three reporting units within the Company’s gathering and processing segment and $359 million of goodwill in two reporting units within its water handling and treatment segment. Substantially all of goodwill is expected to be deductible for tax purposes. Goodwill represents the efficiencies realized with simplifying our corporate structure to own, operate and develop midstream energy infrastructure primarily to service Antero Resources.

The Company’s financial statements include $6 million of acquisition-related costs associated with the Transactions. These costs were expensed as general and administrative costs.

(4) Clearwater Facility Impairment

On September 18, 2019, the Company commenced a strategic evaluation of the Clearwater Facility at which time, such facility was idled. Based on the preliminary results of the evaluation and ongoing discussions with the facility’s contractor, the Company determined that the facility is expected to be idled for the foreseeable future. Accordingly, the Company performed an

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

interim impairment analysis of the facility and determined: (i) to reduce the carrying value of the facility to its estimated salvage value, which included the land associated with the Clearwater Facility; (ii) the fair value of the goodwill assigned to the wastewater treatment reporting unit was less than its carrying value resulting in an impairment charge to goodwill; and (iii) the customer relationships intangible asset was impaired. The following table shows the impairment charges for the three months ended September 30, 2019 related to the Clearwater Facility (in thousands):

Impairment of property and equipment	$407,848
Impairment of goodwill	43,759
Impairment of customer relationships	5,871
Total impairment expense	$457,478

The Company incurred $2 million in facility idling costs for the care and maintenance of the Clearwater Facility during the period from September 18, 2019 through September 30, 2019.

(5) Goodwill and Intangible Assets

The Company evaluates goodwill for impairment annually during the fourth quarter and whenever events or changes in circumstances indicate it is more likely than not that the fair value of a reporting unit with goodwill is less than its carrying amount. Significant assumptions used to estimate the reporting units’ fair value include the discount rate as well as estimates of future cash flows, which are impacted primarily by commodity prices and producer customers’ development plans (which impact volumes and capital requirements).

During the third quarter of 2019, the Company performed an interim impairment analysis of the goodwill recorded in connection with the Transactions due to the Company’s strategic evaluation of the Clearwater Facility. As a result of this evaluation, the Company incurred impairment charges to the goodwill and customer relationships intangible asset associated with the Clearwater Facility. See Note 4—Clearwater Facility Impairment.

The changes in the carrying amount in goodwill for the nine months ended September 30, 2019 were as follows (in thousands):

		Water
	Gathering and	Handling and	Consolidated
	Processing	Treatment	Total
Goodwill as of December 31, 2018	$—	—	—
Goodwill acquired(1)	587,629	358,907	946,536
Impairment of goodwill	—	(43,759)	(43,759)
Goodwill as of September 30, 2019	$587,629	315,148	902,777
(1)	See Note 3—Business Combination.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

All customer relationships are subject to amortization and will be amortized over a weighted-average period of 22 years. The changes in the carrying amount of customer relationships for the nine months ended September 30, 2019 were as follows (in thousands):

Customer relationships as of December 31, 2018	$—
Customer relationships acquired(1)	1,542,000
Accumulated amortization	(39,178)
Impairment	(5,871)
Customer relationships as of September 30, 2019	$1,496,951
(1)	See Note 3—Business Combination.

Future amortization expense is as follows (in thousands):

Remainder of 2019	$17,785
Year ending December 31, 2020	70,753
Year ending December 31, 2021	70,560
Year ending December 31, 2022	70,560
Year ending December 31, 2023	70,560
Year ending December 31, 2024	70,753
Thereafter	1,125,980
Total	$1,496,951

(6) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and nine months ended September 30, 2019 were earned from Antero Resources, under various agreements for gathering and compression and water handling and treatment services. Revenues earned from gathering and processing services consists of lease income. There were no such revenues earned by AMGP for the three and nine months ended September 30, 2018.

(b)	Accounts receivable—Antero Resources and Accounts payable—Antero Resources

Accounts receivable—Antero Resources represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling and treatment services. Accounts payable—Antero Resources represents amounts due to Antero Resources for general and administrative and other costs.

(c)	Costs charged by Antero Resources

The employees supporting the Company’s operations are employees of Antero Resources.  Direct operating expense includes costs charged to the Company of $1.8 million and $4.1 million during the three months and nine months ended September 30, 2019, respectively, related to labor charges for Antero Resources employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling and treatment assets.  There were no such charges to AMGP during the three months and nine months ended September 30, 2018. General and administrative expense includes costs charged to the Company by Antero Resources of $0.1 million and $9.6 million during the three months ended September 30, 2018 and 2019, respectively.  For the nine months ended September 30, 2018 and 2019, general and administrative expenses charged to the Company by Antero Resources were $0.4 million and $23.5 million, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, with the exception of noncash equity compensation attributed to the Company for awards issued under Antero Resources’ long-term incentive plan and the Antero Midstream Corporation Long Term Incentive Plan (the “AMC LTIP”).  See Note 12—Equity-Based Compensation.

(7) Revenue

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

Gathering and Compression Agreement

Pursuant to the Company’s 20-year gathering and compression agreement with Antero Resources, which was originally entered into on November 10, 2014, Antero Resources has dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. Upon completion of the initial 20-year term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

Water Services Agreement

Antero Midstream Partners is party to a 20-year Water Services Agreement with Antero Resources, which commenced on September 23, 2015, whereby Antero Midstream Partners agreed to provide certain water handling and treatment services to Antero Resources within an area of dedication in defined service areas in West Virginia, Ohio and other locations. Antero Resources agreed to pay Antero Midstream Partners for all water handling and treatment services provided by Antero Midstream Partners in accordance with the terms of the water services agreement. Upon completion of the initial term 20-year term, the Water Services Agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date. Under the agreement, the Company receives a fixed fee per barrel in West Virginia, Ohio and all other locations for fresh water deliveries by pipeline directly to the well site. Additionally, the Company receives a fixed fee per barrel for fresh water delivered by truck to high-rate transfer facilities. All of these fees have been subject to annual CPI adjustments since the inception of the agreement in 2015. Antero Resources also agreed to pay the Company a fixed fee per barrel for wastewater treatment at the Clearwater Facility, which was idled in the third quarter of 2019, in each case subject to annual CPI-based adjustments and additional fees based on certain costs. There are no minimum volume commitments or other fees related to the Clearwater Facility.

Under the water services agreement, the Company may also contract with third parties to provide water services to Antero Resources. Antero Resources reimburses the Company for third-party out-of-pocket costs plus a 3% markup.

The Company satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad and the wastewater volumes have been delivered to the Clearwater Facility. The Company invoices the customer the month after water services are performed, and payment is due in the same month. For services contracted through third-party providers, the Company’s performance obligation is satisfied when the service to be performed by the third-party provider has been completed. The Company invoices the customer after the third-party provider billing is received, and payment is due in the same month.

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

	Remainder of	Year Ended December 31,
(in thousands)	2019	2020	2021	2022	2023	2024	Thereafter	Total
Minimum revenue under the Gathering and Compression Agreement (1)	$20,029	210,363	209,788	209,788	209,788	210,363	535,756	1,605,875
Minimum revenue under the Water Services Agreement	23,247	—	—	—	—	—	—	23,247
Total	$43,276	210,363	209,788	209,788	209,788	210,363	535,756	1,629,122
(1)	Minimum volume commitments under the Gathering and Compression Agreement are recognized on a straight-line basis and additional operating lease income is earned when excess volumes are delivered under the contract. The Company is not party to any leases that have not commenced.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

(b)   Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee. The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 17—Reporting Segments.

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,	Segment to which
(in thousands)	2019	2019	revenues relate
Revenue from contracts with customers
Type of service
Gathering—low pressure	$80,741	175,375	Gathering and Processing(1)
Gathering—high pressure	51,434	108,466	Gathering and Processing(1)
Compression	43,544	94,337	Gathering and Processing(1)
Fresh water delivery	50,434	104,638	Water Handling and Treatment
Wastewater treatment	10,617	25,059	Water Handling and Treatment
Other fluid handling	35,888	84,824	Water Handling and Treatment
Amortization of customer relationships(2)	(16,363)	(19,266)	Gathering and Processing
Amortization of customer relationships(2)	(12,500)	(19,912)	Water Handling and Treatment
Total	$243,795	553,521

Type of contract
Per Unit Fixed Fee	$175,719	378,178	Gathering and Processing(1)
Per Unit Fixed Fee	61,051	129,697	Water Handling and Treatment
Cost plus 3%	35,888	84,824	Water Handling and Treatment
Amortization of customer relationships(2)	(16,363)	(19,266)	Gathering and Processing
Amortization of customer relationships(2)	(12,500)	(19,912)	Water Handling and Treatment
Total	$243,795	553,521
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.
(2)	Fair value of customer contracts acquired as part of the Transactions discussed in Note 3—Business Combination.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

(d)   Contract Balances

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities. At September 30, 2019, the Company’s receivables with customers were $105 million. There were no receivables from customers as of December 31, 2018.

(8) Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

	Estimated	September 30,
(in thousands)	useful lives	2019
Land	n/a	$22,660
Gathering systems and facilities	40-50 years(1)	2,353,614
Fresh water permanent buried pipelines and equipment	10-20 years	561,975
Fresh water surface pipelines and equipment	1-5 years	39,637
Landfill	n/a(2)	1,244
Heavy trucks and equipment	3-5 years	6,245
Above ground storage tanks	5-10 years	3,418
Construction-in-progress	n/a	287,864
Total property and equipment		3,276,657
Less accumulated depreciation		(60,679)
Property and equipment, net		$3,215,978
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(2)	Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

(9)	Long-Term Debt

On May 9, 2018, AMGP entered into a credit facility (the “AMGP Credit Facility”) with a bank, which provided for a line of credit of up to $12 million. At December 31, 2018, AMGP had no borrowings under the AMGP Credit Facility. In connection with the Transactions, the AMGP Credit Facility was terminated on March 12, 2019.

AMGP had no long-term debt at December 31, 2018. Antero Midstream Corporation’s long-term debt was as follows at September 30, 2019:

(in thousands)	September 30, 2019
Credit Facility (a)	$725,500
5.375% senior notes due 2024 (b)	652,600
5.75% senior notes due 2027 (c)	653,250
5.75% senior notes due 2028 (d)	650,000
Net unamortized debt issuance costs	(23,600)
Total long-term debt	$2,657,750

(a)	Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility are $2.0 billion. At September 30, 2019, the Borrower had borrowings under the Credit Facility of $726 million with a weighted average interest rate of 3.46%. No letters of credit were outstanding at September 30, 2019 under the Credit

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

Facility. The maturity date of the facility is October 26, 2022. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower is assigned an Investment Grade Rating (as defined below).

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

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios; provided, however, that during an Investment Grade Period, such covenants become less restrictive on the Borrower. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy previously adopted by the board of directors of the general partner of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of September 30, 2019.

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

(b) 5.375% Senior Notes Due 2024

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Finance Corp together with Antero Midstream Partners, (the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  Antero Midstream Partners may redeem all or part of the 2024 Notes at any time at redemption prices ranging from 104.031% as of September 30, 2019 to 100.00% on or after September 15, 2022.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2024 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

(c)	5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.  The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 102.875% on or after March 1, 2022 to 100.00% on or after March 1, 2025.  In addition, prior to March 1, 2022, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2027 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.  At any time prior to March 1, 2022, Antero Midstream Partners may also redeem the 2027 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2027 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

(d)	5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par.  The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time on or after January 15, 2023 at redemption prices ranging from 102.875% on or after January 15, 2023 to 100.00% on or after January 15, 2026.  In addition, prior to January 15, 2023, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2028 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.  At any time prior to January 15, 2023, Antero Midstream Partners may also redeem the 2028 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

(10) Accrued Liabilities

Accrued liabilities as of December 31, 2018 and September 30, 2019 consisted of the following items:

	December 31,	September 30,
(in thousands)	2018	2019
Capital expenditures	$—	48,512
Operating expenses	—	27,412
Interest expense	—	16,915
Other	407	4,105
Total accrued liabilities	$407	96,944

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

(11) Asset Retirement Obligations

The following is a reconciliation of our asset retirement obligations for the period shown below (in thousands):

Asset retirement obligations—December 31, 2018	$—
Antero Midstream Partners asset retirement obligation assumed—March 12, 2019	5,715
Obligations incurred	223
Accretion expense	133
Asset retirement obligations—September 30, 2019	$6,071

(12) Equity-Based Compensation

The Company’s general and administrative expenses include equity-based compensation costs related to the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”) and the Series B Units prior to the Transactions. Equity-based compensation after the Transactions include (i) costs allocated to Antero Midstream Partners by Antero Resources for grants made prior to the Transactions pursuant to Antero Resources’ long-term incentive plan, (ii) costs due to Antero Midstream Corporation LTIP (the “AMC LTIP”) and (iii) the Exchanged B Units (as defined below). Antero Midstream Partners’ portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity. Equity-based compensation expense allocated to Antero Midstream Partners was $3.6 million for the period from March 13, 2019 to September 30, 2019. For grants made prior to the Transactions, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $32 million as of September 30, 2019, which includes grants made under the AMP LTIP (as defined below) prior to the Transactions, which were converted into awards under the AMC LTIP. A portion of this will be allocated to Antero Midstream Partners as it is amortized over the remaining service period of the related awards. Antero Midstream Partners does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the Antero Resources long-term incentive plan.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

The Company recognized $18 million and $47 million of equity-based compensation expense related to the Series B awards, including the Series B Units prior to the Closing of the Transactions, for the three and nine months ended September 30, 2019, respectively. For the three and nine months ended September 30, 2018, the Company recognized $8 million and $26 million, respectively, of equity-based compensation expense related to the Series B Units. Unamortized expense related to these awards was $18 million as of September 30, 2019, which is expected to be recognized during the remainder of 2019.

AMGP LTIP

On April 17, 2017, Antero Midstream GP LP adopted the AMGP LTIP pursuant to which certain non-employee directors of Antero Midstream GP LP’s general partner and certain officers, employees and consultants of Antero Resources were eligible to receive awards representing equity interests in Antero Midstream GP LP. The Company recognized expense of $0.2 million for the three months ended September 30, 2018, and the Company did not recognize expense related to these awards for the three months ended September 30, 2019. For the nine months ended September 30, 2018 and 2019, the Company recognized expense of $0.5 million and $0.2 million, respectively, related to these awards. Expenses related to these awards were recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures were accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. In connection with the Transactions, the AMGP LTIP was terminated on March 12, 2019. No awards were issued and outstanding as of March 12, 2019.

AMC LTIP

Effective March, 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AMC LTIP under which awards may be granted to employees, directors and other service providers of the Company and its affiliates. The AMC LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. The Company is authorized to grant up to 15,398,901 shares of common stock to employees and directors under the AMC LTIP. As of September 30, 2019, a total of 13,673,136 shares were available for future grant under the AMC LTIP. For the three and nine months ended September 30, 2019, the Company recognized expense of $1.4 million and $2.8 million, respectively, related to these awards. Expenses related to restricted stock units are recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

A summary of the restricted stock unit awards activity during the nine months ended September 30, 2019 is as follows:

		Weighted
		Average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total AMC LTIP units awarded and unvested—December 31, 2018	—	$—	$—
AMP LTIP Awards converted into AMC LTIP Awards(1)	1,068,900	$14.58
Granted	683,807	$14.03
Vested	(400,439)	$14.18
Forfeited	(72,110)	$14.43
Total AMC LTIP units awarded and unvested—September 30, 2019	1,280,158	$14.41	$9,473
(1)

Effective as of March 12, 2019, all unvested outstanding phantom units in the AMP LTIP were assumed by the Company and converted into restricted stock units under the AMC LTIP at a conversion rate of 1.8926.

Intrinsic values are based on the closing price of the Company’s common shares on the referenced dates. AMC LTIP unamortized expense of $15 million at September 30, 2019, is expected to be recognized over a weighted average period of approximately 2.6 years and the Company’s proportionate share will be allocated to it as it is recognized.

Performance Share Unit Awards Based on Return on Invested Capital (“ROIC”)

In 2019, the Company granted PSUs to certain of its employees and executive officers, a portion of which vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“ROIC PSUs”). The number of shares of common stock that may ultimately be earned with respect to the ROIC PSUs ranges from zero to 200% of the target number of ROIC PSUs originally granted. Expense related to the ROIC PSUs is recognized based on the number of shares of common stock that are expected to be issued at the end of the measurement period, and is reversed if the likelihood of achieving the performance condition decreases. As of September 30, 2019, the likelihood of achieving the performance conditions decreased to a level of improbable and therefore, previously recognized expense of $0.2 million has been reversed in the three months ended September 30, 2019.

Summary Information for Performance Share Unit Awards

A summary of PSU activity for the nine months ended September 30, 2019 is as follows:

		Weighted
		Average
	Number of	grant date
	units	fair value
Total awarded and unvested—December 31, 2018	—	$—
Granted	164,196	$14.16
Vested	—	$—
Forfeited	(15,890)	$14.16
Total awarded and unvested—September 30, 2019	148,306	$14.16

The grant-date fair value for the ROIC PSUs is based on the closing price of the Company’s common stock on the date of the grant, assuming the achievement of the performance condition.

As of September 30, 2019, there was $2.1 million of unamortized equity-based compensation expense related to unvested PSUs, which will not be recognized unless the likelihood of achieving the performance condition becomes probable.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

(13) Cash Distributions and Dividends

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

			Common
Quarter			shareholders	Distributions
and Year	Record Date	Distribution Date	distributions	per share
Q4 2017	February 1, 2018	February 20, 2018	$13,964	$0.075
Q1 2018	May 3, 2018	May 23, 2018	20,109	$0.108
Q2 2018	August 2, 2018	August 22, 2018	23,276	$0.125
Q3 2018	November 2, 2018	November 21, 2018	26,817	$0.144
	Total 2018		$84,166

Q4 2018	February 1, 2019	February 21, 2019	$30,543	$0.164
Q1 2019	April 26, 2019	May 8, 2019	152,082	$0.3025
Q1 2019	May 15, 2019	May 15, 2019	98	*
Q2 2019	July 26, 2019	August 7, 2019	154,146	$0.3075
Q2 2019	August 14, 2019	September 18, 2019	138	*
	Total 2019		$337,007
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock as discussed in Note 14—Equity and Earnings Per Common Share.

On October 16, 2019, the Board declared a cash dividend on the shares of AMC common stock of $0.3075 per share for the quarter ended September 30, 2019. The dividend will be payable on November 13, 2019 to stockholders of record as of November 1, 2019.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation to be paid on November 14, 2019 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 14—Equity and Earnings Per Common Share. As of September 30, 2019, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

(14) Equity and Earnings Per Common Share

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

December 31, 2018 and September 30, 2019

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

(b) Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2019	2018	2019
Basic weighted average number of shares outstanding	186,208	506,419	186,199	423,296
Add: Dilutive effect of restricted stock units	—	—	—	—
Add: Dilutive effect of Series A preferred stock	—	—	—	—
Diluted weighted average number of shares outstanding	186,208	506,419	186,199	423,296

Weighted average number of oustanding equity awards excluded from calculation of diluted earnings per common share(1):
Restricted stock units	—	34	—	64
Preferred shares	—	1,351	—	1,351
(1)

The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common shares—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(c) Earnings Per Common Share

Earnings per common share—basic for (i) the three and nine months ended September 30, 2018 is computed by dividing net income (loss) attributable to AMGP by the basic weighted average number of common shares representing limited partner interest in AMGP outstanding during the period and (ii) the three and nine months ended September 30, 2019 is computed by dividing net income (loss) attributable to Antero Midstream Corporation by the basic weighted average number of shares of AMC common stock outstanding during the period. Earnings per common share—assuming dilution for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2018	2019	2018	2019
Net income (loss)	$18,028	(289,477)	$45,220	(210,555)
Less net income attributable to Series B Units	(598)	—	(1,517)	—
Less preferred stock dividends	—	(138)	—	(304)
Net income (loss) available to common shareholders	$17,430	(289,615)	$43,703	(210,859)

Net income (loss) per share–basic and diluted	$0.09	(0.57)	$0.23	(0.50)
Weighted average common shares outstanding–basic	186,208	506,419	186,199	423,296
Weighted average common shares outstanding–diluted	186,208	506,419	186,199	423,296

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

(15) Fair Value Measurement

Business Combination

As the Transactions were accounted for under the acquisition method of accounting, the Company estimated the fair value of assets acquired and liabilities assumed at March 12, 2019. See Note 3—Business Combination. In connection with the Transactions, the Company, among other things, issued shares of common stock valued at the closing market price of the common shares at the effective time of the Transactions, which was a Level 1 measurement.

The Company used the discounted cash flow approach, which is an income statement technique, to estimate the fair value of the customer relationships and investments in unconsolidated affiliates using a weighted-average cost of capital of 13.8%, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy. The Company also used this approach in combination with the cost approach to estimate the fair value of property and equipment whereby certain property and equipment was adjusted for recent purchases of similar items, economic and functional obsolescence, location, normal useful lives, and capacity (if applicable). To estimate the fair value of the long-term debt, the Company used Level 2 market data inputs.

Contingent Acquisition Consideration

In connection with Antero Resources’ contribution of Antero Water and certain water handling and treatment assets to Antero Midstream Partners in September 2015 (the “Water Acquisition”), Antero Midstream Partners agreed to pay Antero Resources (a) $125 million in cash if Antero Midstream Partners delivers 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if Antero Midstream Partners delivers 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability is valued based on Level 3 inputs related to expected average volumes and weighted average cost of capital.

The following table provides a reconciliation of changes in Level 3 financial liabilities measured at fair value on a recurring basis for the period shown below (in thousands):

Contingent acquisition consideration—December 31, 2018	$—
Contingent acquisition consideration assumed from Antero Midstream Partners	116,924
Accretion and change in fair value of contingent acquisition consideration	5,323
Contingent acquisition consideration—September 30, 2019	$122,247

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

As of September 30, 2019, Antero Midstream Partners expects to pay the entire amount of the contingent consideration for the 176,295,000 barrels or more of fresh water delivered during the period between January 1, 2017 and December 31, 2019, but not for the 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 as a result of changes to Antero Resources’ current 2019 budget and long-term outlook. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the contingent consideration liability associated with future milestone payments was based on the risk adjusted present value of the contingent consideration payout.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

Senior Unsecured Notes

As of September 30, 2019 the fair value of the Company’s 2024 Notes, 2027 Notes and 2028 Notes was approximately $585 million, $542 million and $535 million, respectively, based on Level 2 market data inputs.

Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable at December 31, 2018 and September 30, 2019 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility at December 31, 2018 and September 30, 2019 approximated fair value because the variable interest rates are reflective of current market conditions.

(16) Investments in Unconsolidated Affiliates

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

The following table is a reconciliation of our investments in these unconsolidated affiliates:

	Antero			Total Investment
	Midstream		MarkWest	in Unconsolidated
(in thousands)	Partners LP	Stonewall	Joint Venture	Affiliates
Balance at December 31, 2018	$43,492	—	—	43,492
Distributions from unconsolidated affiliates	(43,492)	—	—	(43,492)
Balance at March 12, 2019	—	—	—	—
Investments in unconsolidated affiliates acquired from Antero Midstream Partners	—	140,640	421,920	562,560
Additional investments	—	—	117,339	117,339
Equity in net income of unconsolidated affiliates(1)	—	3,482	31,499	34,981
Distributions from unconsolidated affiliates	—	(3,525)	(39,045)	(42,570)
Balance at September 30, 2019	$—	140,597	531,713	672,310
(1)

As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of the date of the acquisition of Antero Midstream Partners.

(17) Reporting Segments

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

Water Handling and Treatment

The Company’s water handling and treatment segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs as well as several regional waterways. The water handling and treatment segment also includes the Clearwater Facility that was placed in service in 2018 and idled in September 2019, as well as other fluid handling services, which includes high rate transfer, wastewater transportation, disposal and treatment. See Note 8—Property and Equipment.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

Summarized financial information concerning the Company’s segments for the periods indicated is shown in the following table (in thousands):

		Water
	Gathering and	Handling and		Consolidated
	Processing	Treatment	Unallocated (1)	Total
Three months ended September 30, 2019
Revenues:
Revenue–Antero Resources	$175,719	96,939	—	272,658
Amortization of customer relationships	(16,363)	(12,500)	—	(28,863)
Total revenues	159,356	84,439	—	243,795

Operating expenses:
Direct operating	13,197	48,611	—	61,808
General and administrative (excluding equity-based compensation)	6,741	3,098	627	10,466
Facility idling	—	1,512	—	1,512
Equity-based compensation	1,348	450	18,331	20,129
Impairment of property and equipment	—	407,848	—	407,848
Impairment of goodwill	—	43,759	—	43,759
Impairment of customer relationships	—	5,871	—	5,871
Depreciation	11,709	12,751	—	24,460
Accretion and change in fair value of contingent acquisition consideration	—	1,977	—	1,977
Accretion of asset retirement obligations	—	54	—	54
Total expenses	32,995	525,931	18,958	577,884
Operating income	$126,361	(441,492)	(18,958)	(334,089)

Equity in earnings of unconsolidated affiliates	$18,478	—	—	18,478
Total assets	$4,768,005	1,639,295	38,204	6,445,504
Additions to property and equipment	$81,715	39,160	—	120,875

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling and treatment are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2018 and September 30, 2019

		Water
	Gathering and	Handling and		Consolidated
	Processing	Treatment	Unallocated (1)	Total
Nine months ended September 30, 2019
Revenues:
Revenue–Antero Resources	$378,178	214,471	—	592,649
Revenue–third-party	—	50	—	50
Amortization of customer relationships	(19,266)	(19,912)	—	(39,178)
Total revenues	358,912	194,609	—	553,521

Operating expenses:
Direct operating	28,509	112,279	—	140,788
General and administrative (excluding equity-based compensation)	15,096	7,630	9,205	31,931
Facility idling	—	1,512	—	1,512
Equity-based compensation	4,011	1,589	47,495	53,095
Impairment of property and equipment	592	407,850	—	408,442
Impairment of goodwill	—	43,759	—	43,759
Impairment of customer relationships	—	5,871	—	5,871
Depreciation	26,990	41,567	—	68,557
Accretion and change in fair value of contingent acquisition consideration	—	5,323	—	5,323
Accretion of asset retirement obligations	—	133	—	133
Total expenses	75,198	627,513	56,700	759,411
Operating income	$283,714	(432,904)	(56,700)	(205,890)

Equity in earnings of unconsolidated affiliates	$34,981	—	—	34,981
Total assets	$4,768,005	1,639,295	38,204	6,445,504
Additions to property and equipment, net	$170,921	91,144	—	262,065

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling and treatment are managed and evaluated on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. For more information please refer to the 2018 Forms 10-K and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, each on file with the SEC.

On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners GP LP (“AMGP”), Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”), and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AMC common stock”).

The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805 – Business Combinations and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at fair value. As a result, the unaudited condensed consolidated balance sheet of Antero Midstream Corporation at September 30, 2019 includes the financial position of Antero Midstream Partners and its subsidiaries and the unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the three and nine months ended September 30, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries commencing on March 13, 2019. Unless the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning and after March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries.

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to primarily service Antero Resources’ production and completion activity. Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio. Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways. These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. Other fluid handling services include third-party services for well completion and production operations in Antero Resources’ operating areas managed by us. We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Marcellus and Utica Shale plays.

Recent Developments and Highlights

Idling of the Clearwater Facility

On September 18, 2019, we commenced a strategic evaluation of the wastewater treatment facility and the related landfill for the disposal of salt therefrom (collectively, the “Clearwater Facility”), at which time, the Company idled such facility. Based on the preliminary results of our evaluation and ongoing discussions with the facility’s contractor, the Clearwater Facility is expected to continue to be idled for the foreseeable future. The decision to idle the Clearwater Facility was driven by its inability to operate at its intended specifications. Accordingly, we recorded impairment charges related to the Clearwater Facility of $408 million for property and equipment, $44 million of goodwill and $6 million in customer relationships during the three months ended September 30, 2019. See Note 4—Clearwater Facility Impairment. The Company incurred $2 million in facility idling costs for the care and maintenance of the Clearwater Facility during the period from September 18, 2019 through September 30, 2019 and expects to incur approximately $10 million to $15 million in facility idling costs during the fourth quarter of 2019 and is unable to estimate costs thereafter. Since idling the Clearwater Facility, we have satisfied our obligation to handle Antero Resources’ wastewater through third parties.

Closing of Simplification Transaction

On March 12, 2019, AMGP and Antero Midstream Partners completed the Transactions. The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations, and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at fair value.

The financial results of the Company for the three months and nine months ended September 30, 2019 are not comparative to the three and nine months ended September 30, 2018 due to the closing of the Transactions on March 12, 2019, nor are they reflective of the ongoing operations and financial results of the Company as the operating and financial results of Antero Midstream Partners are only included for the period from March 13, 2019 to September 30, 2019. Accordingly, in addition to presenting a discussion of Antero Midstream Corporation’s results of operations, we are also presenting Antero Midstream Corporation’s pro forma results of operations for the three and nine months ended September 30, 2018 and 2019, which give pro forma effect to the Transactions as if they had occurred on January 1, 2018. See additional discussion below regarding “—Items Affecting Comparability of our Financial Results.”

Financial Results as Reported

We recognized net income of $18 million for the three months ended September 30, 2018 and net loss of $290 million for the three months ended September 30, 2019. For the three months ended September 30, 2018 and 2019, we generated cash flows from operations of $23 million and $178 million, respectively. For the three months ended September 30, 2019, we consolidated the results of Antero Midstream Partners and its subsidiaries, whereas in the three months ended September 30, 2018, our source of income and cash flow was from the incentive distribution rights of Antero Midstream Partners.

For the nine months ended September 30, 2019, we generated cash flows from operations of $430 million and a net loss of $211 million. Cash flows from operations were $58 million and net income was $45 million for the nine months ended September 30, 2018. From March 13, 2019 through September 30, 2019, we consolidated the results of Antero Midstream Partners and its subsidiaries, whereas in the nine months ended September 30, 2018, our source of income and cash flow was from the incentive distribution rights of Antero Midstream Partners.

Dividends Declared

The Board declared a cash dividend on the shares of AMC common stock of $0.3075 per share for the quarter ended September 30, 2019. The dividend will be payable on November 13, 2019 to stockholders of record as of November 1, 2019. The Board also declared a $138 thousand cash dividend on the shares of Series A Preferred Stock of Antero Midstream Corporation to be paid on November 14, 2019 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 14—Equity and Earnings Per Common Share. As of September 30, 2019, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

2019 Capital Budget and Capital Spending

Driven by the deferral of certain gathering, processing and freshwater delivery projects, certain capital savings initiatives, and removal of the final milestone payment related to our wastewater treatment facility, each of which was assumed in the capital budget, Antero Midstream is revising its 2019 capital budget down to a range of $665 to $685 million from a previous range of $750 to $800 million. For the nine months ended September 30, 2019, Antero Midstream Partners’ full year to date capital expenditures were approximately $482 million, including $294 million of expansion capital, $46 million of maintenance capital and $142 million of capital investment in the Joint Venture.

Based on ongoing assessments of drilling and completion designs, Antero Resources announced that it expects to trend lower in water used in completion operations over time. Depending on the areas being developed, Antero Resources expects water use will be reduced by five to seven barrels per foot from the current design of 40 to 45 barrels per foot in the Marcellus, beginning in January 2020. Importantly, Antero Resources has announced that the savings from completion optimization, combined with other savings initiatives, are forecasted to allow Antero Resources to continue targeting its 10% production compound annual growth rate through 2022, based on current future commodity prices. Combined with the planned expansion in the scope of produced water services, the continued development plan for Antero Resources is expected to offset a majority of the reduced cash flow from fewer barrels of water Antero Resources expects to use in completions.

In conjunction with Antero Resources’ well cost initiatives, Antero Midstream plans to expand the scope of its water business to support the growing flowback and produced water volumes from Antero Resources. Antero Midstream plans to implement localized storage and fresh water blending operations and construct a limited amount of new pipelines for flowback and produced water volumes.  The fresh water blending operations could commence as soon as the fourth quarter of 2019 in certain areas.  These localized operations would replace a significant amount of the flowback and produced volumes trucked by third parties.

Credit Facility

We will fund our operations through borrowings under the Credit Facility, our operating cash flows, cash on our balance sheet and capital market transactions. As of September 30, 2019, lender commitments under the Credit Facility were $2.0 billion, with a letter of credit sublimit of $150 million. At September 30, 2019, Antero Midstream Partners had borrowings of $726 million and no letters of credit outstanding under the Credit Facility. See “—Debt Agreements—Antero Midstream Partners Revolving Credit Facility” for a description of the Credit Facility. In conjunction with the closing of the Transactions, AMGP’s $12 million credit facility was terminated on March 12, 2019.

Items Affecting Comparability of Our Financial Results

Our historical financial results discussed below are not comparable to our future financial results primarily as a result of the Merger. The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations, and accounted for as a business combination with the acquired assets and liabilities of Antero Midstream Partners recorded at estimated preliminary fair value. As such, the condensed consolidated financial statements for the three and nine months ended September 30, 2018 and as of December 31, 2018 are the condensed consolidated financial statements of AMGP and its consolidated subsidiaries, which does not include Antero Midstream Partners and its subsidiaries.  Effective March 12, 2019, Antero Midstream Corporation commenced consolidating Antero Midstream Partners and its subsidiaries in the condensed consolidated financial statements of Antero Midstream Corporation. As a result, the condensed consolidated balance sheet of Antero Midstream Corporation at September 30, 2019 includes the financial position of Antero Midstream Partners and its subsidiaries, and the condensed consolidated statements of operations and comprehensive income and cash flows for the three and nine months ended September 30, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries beginning on March 13, 2019.

The historical condensed consolidated financial statements included herein are the financial statements of Antero Midstream Corporation, formerly AMGP, which prior to the Merger reflect that AMGP’s only income resulted from distributions made on the IDRs of Antero Midstream Partners and expenses were limited to general and administrative expenses and equity-based compensation. The condensed consolidated financial statements for the three and nine months ended September 30, 2019 include the results of Antero Midstream Partners and its subsidiaries beginning on March 13, 2019.

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

Results of Operations as Reported

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2019

Revenue and Direct Operating Expenses. Revenues from Antero Resources and direct operating expenses reflect revenue and operating expenses generated by Antero Midstream Partners after the completion of the Transactions on March 12, 2019.

General and administrative expenses. General and administrative expenses (excluding equity-based compensation expense) increased from $2 million for the three months ended September 30, 2018 to $10 million for the three months ended September 30, 2019. The increase was primarily due to the inclusion of general and administrative expenses of Antero Midstream Partners after the completion of the Transactions on March 12, 2019. Equity-based compensation increased from $9 million for the three months ended September 30, 2018 to $20 million for the three months ended September 30, 2019 due to the Series B Exchange and the adoption of the AMC LTIP as result of the Transactions.

Impairment of property and equipment expense. Impairment of property and equipment expense of $408 million for the three months ended September 30, 2019 was primarily due to the idling of the Clearwater Facility in September 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $44 million for the three months ended September 30, 2019 reflects an impairment of the goodwill that was associated with the Clearwater Facility.

Impairment of customer relationships expense. Impairment of customer relationships expense of $6 million for the three months ended September 30, 2019 reflects impairment of the customer relationships that were associated with the Clearwater Facility.

Depreciation expense. Depreciation expense increased from none for the three months ended September 30, 2018 to $24 million for the three months ended September 30, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Accretion and change in fair value of contingent acquisition consideration. Accretion expenses increased from none for the three months ended September 30, 2018 to $2 million for the three months ended September 30, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Interest expense. Interest expense increased from $68 thousand for the three months ended September 30, 2018 to $36 million for the three months ended September 30, 2019 as a result of the acquisition of Antero Midstream Partners, which included the assumption of approximately $2.4 billion of debt.

Operating loss. Total operating loss increased from a loss of $11 million for the three months ended September 30, 2018 to $334 million for the three months ended September 30, 2019. The increase was due to operating revenues and expenses as a result of the acquisition of Antero Midstream Partners on March 12, 2019 and impairments to property and equipment, goodwill and customer relationships of approximately $408 million, $44 million and $6 million, respectively.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates for the three months ended September 30, 2018 represents Antero Midstream GP LP’s equity investment in Antero Midstream Partners. Equity in earnings of unconsolidated affiliates for the three months ended September 30, 2019 represents the portion of the net income from Antero Midstream Partners’ investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests for the three months ended September 30, 2019.

Income tax benefit (expense). Income tax benefit (expense) changed from income tax expense of $9 million for the three months ended September 30, 2018 to an income tax benefit of $62 million for the three months ended September 30, 2019 primarily due to the loss before taxes for the three months ended September 30, 2019.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2019

Revenue and Direct Operating Expenses. Revenues from Antero Resources and direct operating expenses reflect 202 days of revenue and operating expenses generated by Antero Midstream Partners after the completion of the Transactions on March 12, 2019.

General and administrative expenses. General and administrative expenses (excluding equity-based compensation expense) increased from $6 million for the nine months ended September 30, 2018 to $32 million for the nine months ended September 30, 2019. The increase was primarily due to the inclusion of general and administrative expenses of Antero Midstream Partners after the completion of the Transactions on March 12, 2019. Equity-based compensation increased from $26 million for the nine months ended September 30, 2018 to $53 million for the nine months ended September 30, 2019 due to the Series B Exchange and the adoption of the AMC LTIP as result of the Transactions.

Impairment of property and equipment expense. Impairment of property and equipment expense of $408 million for the nine months ended September 30, 2019 was primarily due to the idling of the Clearwater Facility in September 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $44 million for the nine months ended September 30, 2019 reflects an impairment of the goodwill that was associated with the Clearwater Facility.

Impairment of customer relationships expense. Impairment of customer relationships expense of $6 million for the nine months ended September 30, 2019 reflects an impairment of the customer relationships that were associated with the Clearwater Facility.

Depreciation expense. Depreciation expense increased from none for the nine months ended September 30, 2018 to $69 million for the nine months ended September 30, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Accretion and change in fair value of contingent acquisition consideration. Accretion expenses increased from none for the nine months ended September 30, 2018 to $5 million for the nine months ended September 30, 2019 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Interest expense. Interest expense increased from $82 thousand for the nine months ended September 30, 2018 to $74 million for the nine months ended September 30, 2019 as a result of the acquisition of Antero Midstream Partners, which included the assumption of approximately $2.4 billion of debt.

Operating loss. Total operating loss increased from a loss of $32 million for the nine months ended September 30, 2018 to $206 million for the nine months ended September 30, 2019. The increase was due to net operating revenues and expenses as a result of the acquisition of Antero Midstream Partners on March 12, 2019 and impairments to property and equipment, goodwill and customer relationships of approximately $408 million, $44 million and $6 million, respectively.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2018 represents Antero Midstream GP LP’s equity investment in Antero Midstream Partners. Equity in earnings of unconsolidated affiliates for the nine months ended September 30, 2019 represents Antero Midstream GP LP’s equity investment in Antero Midstream Partners from January 1, 2019 through March 12, 2019 and the portion of the net income from Antero Midstream Partners’ investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests for the period from March 13, 2019 through September 30, 2019.

Income tax benefit (expense). Income tax benefit (expense) changed from an income tax expense of $22 million for the nine months ended September 30, 2018 to a benefit of $34 million for the nine months ended September 30, 2019 primarily due to the loss before taxes for the nine months ended September 30, 2019.

Pro Forma Results of Operations

Unless the context otherwise requires, references in this “Pro Forma Segment Results of Operations” to the “Company,” “we,” “us” or “our” refer to, and the results of operations discussed below relate to, the combined results of Antero Midstream Corporation and Antero Midstream Partners as if the Transactions had occurred on January 1, 2018.

The pro forma segment results of operations and the pro forma operations data for the three and nine months ended September 30, 2018 and for the nine months ended September 30, 2019 have been prepared to give pro forma effect to the Transactions as if they had occurred on January 1, 2018. For the three months ended September 30, 2019, actual segment results of operations and operations data has been presented. The pro forma adjustments are based on currently available information and certain estimates and assumptions, including preliminary purchase price allocation for the acquisition of Antero Midstream Partners, which is subject to finalization. Therefore, the actual adjustments may differ from the pro forma adjustments. However, management believes that the pro forma assumptions provide a reasonable basis for presenting the significant effects of the Transactions.

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

Pro Forma Segment Results of Operations for the three months ended September 30, 2018 and the three months ended September 30, 2019

		Water			Pro Forma
	Gathering and	Handling and	Pro Forma		Consolidated
	Processing	Treatment	Adjustments	Unallocated (1)	Total
Three months ended September 30, 2018
Revenues:
Revenue–Antero Resources	$133,202	132,898	—	—	266,100
Revenue–third-party	—	105	—	—	105
Amortization of customer relationships	—	—	(17,843)	—	(17,843)
Total revenues	133,202	133,003	(17,843)	—	248,362

Operating expenses:
Direct operating	12,317	69,158	—	—	81,475
General and administrative (excluding equity-based compensation)	8,117	2,373	—	2,229	12,719
Equity-based compensation	3,666	862	—	8,574	13,102
Impairment of property and equipment	1,157	—	—	—	1,157
Depreciation	25,830	12,626	3,934	—	42,390
Accretion and change in fair value of contingent acquisition consideration	—	4,020	—	—	4,020
Accretion of asset retirement obligations	—	33	—	—	33
Total expenses	51,087	89,072	3,934	10,803	154,896
Operating income	82,115	43,931	(21,777)	(10,803)	93,466
Other income (expenses):
Interest expense, net	—	—	(5,437)	(17,056)	(22,493)
Equity in earnings of unconsolidated affiliates	10,706	—	(1,471)	—	9,235
Income before taxes	92,821	43,931	(28,685)	(27,859)	80,208
Provision for income tax expense	—	—	(13,316)	(8,917)	(22,233)
Net income and comprehensive income	$92,821	43,931	(42,001)	(36,776)	57,975

Pro Forma Adjusted EBITDA(2)					$183,776
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling and treatment segments.
(2)	For a reconciliation of Pro Forma Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

		Water
	Gathering and	Handling and	Pro Forma		Consolidated
	Processing	Treatment	Adjustments	Unallocated (1)	Total
Three months ended September 30, 2019
Revenues:
Revenue–Antero Resources	$175,719	96,939	—	—	272,658
Amortization of customer relationships	(16,363)	(12,500)	—	—	(28,863)
Total revenues	159,356	84,439	—	—	243,795

Operating expenses:
Direct operating	13,197	48,611	—	—	61,808
General and administrative (excluding equity-based compensation)	6,741	3,098	—	627	10,466
Facility idling	—	1,512	—	—	1,512
Equity-based compensation	1,348	450	—	18,331	20,129
Impairment of property and equipment	—	407,848	—	—	407,848
Impairment of goodwill	—	43,759	—	—	43,759
Impairment of customer relationships	—	5,871	—	—	5,871
Depreciation	11,709	12,751	—	—	24,460
Accretion and change in fair value of contingent acquisition consideration	—	1,977	—	—	1,977
Accretion of asset retirement obligations	—	54	—	—	54
Total expenses	32,995	525,931	—	18,958	577,884
Operating income	126,361	(441,492)	—	(18,958)	(334,089)
Other income (expenses):
Interest expense, net	—	—	—	(36,134)	(36,134)
Equity in earnings of unconsolidated affiliates	18,478	—	—	—	18,478
Income (loss) before taxes	144,839	(441,492)	—	(55,092)	(351,745)
Provision for income tax benefit	—	—	—	62,268	62,268
Net income (loss) and comprehensive income (loss)	$144,839	(441,492)	—	7,176	(289,477)

Adjusted EBITDA(2)					$217,582
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling and treatment segments.
(2)	For a reconciliation of Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

The operating data below represents (i) the operating data of Antero Midstream Partners and its subsidiaries for the three months ended September 30, 2018 and (ii) the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the three months ended September 30, 2019.

			Amount of
	Three Months Ended September 30,		Increase	Percentage
	2018	2019	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	199,226	248,208	48,982	25%
Gathering—high pressure (MMcf)	199,897	244,937	45,040	23%
Compression (MMcf)	161,549	223,904	62,355	39%
Fresh water delivery (MBbl)	17,984	12,945	(5,039)	(28)%
Treated water (MBbl)	1,062	2,332	1,270	120%
Other fluid handling (MBbl)	5,080	5,114	34	1%
Wells serviced by fresh water delivery	38	30	(8)	(21)%
Gathering—low pressure (MMcf/d)	2,166	2,698	532	25%
Gathering—high pressure (MMcf/d)	2,173	2,662	489	23%
Compression (MMcf/d)	1,756	2,434	678	39%
Fresh water delivery (MBbl/d)	195	141	(54)	(28)%
Treated water (MBbl/d)	12	25	13	108%
Other fluid handling (MBbl/d)	55	56	1	2%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.32	0.33	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.21	0.02	11%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.78	3.90	0.12	3%
Average treatment fee ($/Bbl)	$4.92	4.55	(0.37)	(8)%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	55,720	95,333	39,613	71%
Fractionation—Joint Venture (MBbl)	1,598	2,964	1,366	85%
Processing—Joint Venture (MMcf/d)	606	1,036	430	71%
Fractionation—Joint Venture (MBbl/d)	17	32	15	88%

Pro Forma Discussion of Results of Operations Three Months Ended September 30, 2018 Compared Three Months Ended September 30, 2019

Revenues. Total revenues decreased by 2%, from $248 million, including amortization of customer relationships of $18 million, for the three months ended September 30, 2018 to $244 million including amortization of customer relationships of $29 million, for the three months ended September 30, 2019. Gathering and processing revenues increased by 20%, from $133 million for the three months ended September 30, 2018 to $159 million for the three months ended September 30, 2019. Water handling and treatment revenues decreased by 37%, from $133 million for the three months ended September 30, 2018 to $84 million for the three months ended September 30, 2019. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue increased $17 million period over period due to an increase in throughput volumes of 49 Bcf, or 532 MMcf/d, which was due to 137 additional wells connected to our system since September 30, 2018;
●	high pressure gathering revenue increased $13 million period over period due to an increase in throughput volumes of 45 Bcf, or 489 MMcf/d, primarily as a result of the addition of three new high pressure gathering lines placed in service and additional wells connected to our system since September 30, 2018; and
●	compression revenue increased $13 million period over period due to an increase in throughput volumes of 62 Bcf, or 678 MMcf/d, primarily due to the addition of two new compressor stations that were placed in service since September 30, 2018, as well as additional wells connected to our system.

Water Handling and Treatment

●	fresh water delivery revenue decreased $18 million period over period due to a decrease in fresh water delivery of 5,039 MBbl, or 54 MBbl/d, as a result of a decrease in the number of wells completed as Antero Resources reduced its drilling and completion program;
●	water treatment services revenue provided at the Clearwater Facility increased revenue by $5 million for the period with increased throughput volumes of 1,270 MBbl, or 13 MBbl/d; and
●	other fluid handling services revenue decreased $24 million period over period due to overall operational efficiencies.

Direct operating expenses. Total direct operating expenses decreased by 24%, from $81 million for the three months ended September 30, 2018 to $62 million for the three months ended September 30, 2019. Gathering and processing direct operating expenses remained relatively consistent for the three months ended September 30, 2018 and 2019 at $12 million and $13 million, respectively, as operational efficiencies offset two new compressor stations. Water handling and treatment direct operating expenses decreased from $69 million for the three months ended September 30, 2018 to $49 million for the three months ended September 30, 2019. The decrease was primarily due to a decrease in freshwater delivery volumes, water blending and increased wastewater handling operational efficiencies partially offset by an increase in treatment volumes.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased from $13 million for the three months ended September 30, 2018 to $10 million for the three months ended September 30, 2019 due to decreased general and administrative costs allocated from Antero Resources.

Equity-based compensation expenses. Equity-based compensation expenses increased from $13 million for the three months ended September 30, 2018 to $20 million for the three months ended September 30, 2019 due to the revaluation of the Series B Units as result of the Transactions.

Impairment of property and equipment expense. Impairment of property and equipment expense of $1 million for the three months ended September 30, 2018 was due to the impairment of gathering assets acquired from Antero Resources at the time of Antero Midstream Partners’ initial public offering related to well pads Antero Resources no longer planned to drill and complete. Impairment of property and equipment expense of $408 million for three months ended September 30, 2019 was primarily due to the idling of the Clearwater Facility in September 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $44 million for the three months ended September 30, 2019 reflects an impairment of the goodwill that was associated with the Clearwater Facility.

Impairment of customer relationships expense. Impairment of customer relationships expense of $6 million for the three months ended September 30, 2019 reflects an impairment of the customer relationships that were associated with the Clearwater Facility.

Depreciation expense. Total depreciation expense decreased by 42%, from $42 million for the three months ended September 30, 2018 to $24 million for the three months ended September 30, 2019. The decrease was primarily due to the change in estimated useful lives of gathering and compression facilities, partially offset by additional assets placed into service.

Accretion and change in fair value of contingent acquisition consideration. Accretion of contingent acquisition consideration decreased from $4 million for the three months ended September 30, 2018 to $2 million for the three months ended September 30, 2019. In connection with the Water Acquisition, we agreed to pay Antero Resources $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019. As of September 30, 2019, we have delivered 165 million of the 176 million barrels and we expect to pay the entire amount of the contingent consideration for the delivery of 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019. We have agreed to pay an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. As of September 30, 2019, we have delivered 109 million of the 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 and do not expect to deliver at least 219 million barrels based on Antero Resources’ 2019 budget and long-term outlook.

Interest expense. Interest expense increased by 61%, from $22 million for the three months ended September 30, 2018 to $36 million for the three months ended September 30, 2019 primarily due to (i) an increase in interest expense incurred on increased borrowings under the Credit Facility during the period, (ii) increased interest rates, (iii) the issuance of $650 million of 5.75% senior unsecured notes on February 25, 2019, and (iv) the issuance of $650 million of 5.75% senior unsecured notes on June 28, 2019.

Operating income (loss). Total operating income was $93 million for the three months ended September 30, 2018. Total operating loss was $334 million for the three months ended September 30, 2019. Gathering and processing operating income increased from $82 million for the three months ended September 30, 2018 to $127 million for the three months ended September 30, 2019. The increase was primarily due to an increase in gathering and compression throughput volumes and lower depreciation on the gathering system in 2019. Water handling and treatment operating income was $44 million for the three months ended September 30, 2018. Water handling and treatment operating loss was $441 million for the three months ended September 30, 2019 primarily due to the impairment of the Clearwater Facility and its associated goodwill and customer relationships.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 100%, from $9 million for the three months ended September 30, 2018 to $18 million for the three months ended September 30, 2019. Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests. The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2019.

Net income (loss). Net income was $58 million for the three months ended September 30, 2018. Net loss was $289 million for the three months ended September 30, 2019 primarily due to the impairment of the Clearwater Facility and its associated goodwill and customer relationships.

Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA increased by 18%, from $184 million for the three months ended September 30, 2018 to $218 million for the three months ended September 30, 2019. The increase was primarily due to an increase in revenue resulting from an increase in gathering and compression volumes. For a discussion of the non-GAAP financial measure Pro Forma Adjusted EBITDA and Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Pro Forma Segment Results of Operations for the nine months ended September 30, 2018 and 2019

		Water			Pro Forma
	Gathering and	Handling and	Pro Forma		Consolidated
	Processing	Treatment	Adjustments	Unallocated (1)	Total
Nine months ended September 30, 2018
Revenues:
Revenue–Antero Resources	$359,515	386,018	—	—	745,533
Revenue–third-party	—	655	—	—	655
Gain on sales of assets–Antero Resources	583	—	—	—	583
Amortization of customer contracts	—	—	(52,949)	—	(52,949)
Total revenues	360,098	386,673	(52,949)	—	693,822

Operating expenses:
Direct operating	36,103	188,251	—	—	224,354
General and administrative (excluding equity-based compensation)	21,062	7,299	—	5,557	33,918
Equity-based compensation	13,078	3,528	—	26,319	42,925
Impairment of property and equipment	5,771	—	—	—	5,771
Depreciation	73,502	33,819	11,801	—	119,122
Accretion and change in fair value of contingent acquisition consideration	—	11,841	—	—	11,841
Accretion of asset retirement obligations	—	101	—	—	101
Total expenses	149,516	244,839	11,801	31,876	438,032
Operating income	210,582	141,834	(64,750)	(31,876)	255,790
Other income (expenses):
Interest expense, net	—	—	(16,316)	(42,995)	(59,311)
Equity in earnings of unconsolidated affiliates	27,832	—	(4,365)	—	23,467
Income before taxes	238,414	141,834	(85,431)	(74,871)	219,946
Provision for income tax expense	—	—	(38,123)	(22,236)	(60,359)
Net income and comprehensive income	$238,414	141,834	(123,554)	(97,107)	159,587

Pro Forma Adjusted EBITDA(2)					$517,576
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling and treatment segments.
(2)	For a reconciliation of Pro Forma Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

		Water
	Gathering and	Handling and	Pro Forma		Consolidated
	Processing	Treatment	Adjustments	Unallocated (1)	Total
Nine months ended September 30, 2019
Revenues:
Revenue–Antero Resources	$502,951	308,008	—	—	810,959
Revenue–third-party	—	101	—	—	101
Amortization of customer relationships	(19,266)	(19,912)	(13,771)	—	(52,949)
Total revenues	483,685	288,197	(13,771)	—	758,111

Operating expenses:
Direct operating	39,682	165,924	—	—	205,606
General and administrative (excluding equity-based compensation)	24,989	14,053	(15,345)	9,205	32,902
Facility idling	—	1,512	—	—	1,512
Equity-based compensation	5,592	2,485	—	47,495	55,572
Impairment of property and equipment	7,182	408,242	—	—	415,424
Impairment of goodwill	—	43,759	—	—	43,759
Impairment of customer relationships	—	5,871	—	—	5,871
Depreciation	35,311	54,953	3,130	—	93,394
Accretion and change in fair value of contingent acquisition consideration	—	7,251	—	—	7,251
Accretion of asset retirement obligations	—	196	—	—	196
Total expenses	112,756	704,246	(12,215)	56,700	861,487
Operating income (loss)	370,929	(416,049)	(1,556)	(56,700)	(103,376)
Other income (expenses):
Interest expense, net	—	—	(3,301)	(90,687)	(93,988)
Equity in earnings of unconsolidated affiliates	47,245	—	(1,151)	—	46,094
Income (loss) before taxes	418,174	(416,049)	(6,008)	(147,387)	(151,270)
Provision for income tax expense	—	—	(23,378)	34,226	10,848
Net income (loss) and comprehensive income (loss)	$418,174	(416,049)	(29,386)	(113,161)	(140,422)

Pro Forma Adjusted EBITDA(2)					$626,215
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling and treatment segments.
(2)	For a reconciliation of Pro Forma Adjusted EBITDA to the most directly comparable financial measure calculated and presented in accordance with GAAP, see the description below.

The operating data below represents (i) the operating data of Antero Midstream Partners and its subsidiaries for the nine months ended September 30, 2018 and (ii) the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the nine months ended September 30, 2019.

			Amount of
	Nine Months Ended September 30,		Increase	Percentage
	2018	2019	or Decrease	Change
Pro Forma Operating Data:
Gathering—low pressure (MMcf)	544,687	721,014	176,327	32%
Gathering—high pressure (MMcf)	534,578	708,129	173,551	32%
Compression (MMcf)	430,563	644,862	214,299	50%
Fresh water delivery (MBbl)	58,666	37,824	(20,842)	(36)%
Treated water (MBbl)	1,762	7,137	5,375	305%
Other fluid handling (MBbl)	13,442	15,266	1,824	14%
Wells serviced by fresh water delivery	132	86	(46)	(35)%
Gathering—low pressure (MMcf/d)	1,995	2,641	646	32%
Gathering—high pressure (MMcf/d)	1,958	2,594	636	32%
Compression (MMcf/d)	1,577	2,362	785	50%
Fresh water delivery (MBbl/d)	215	139	(76)	(35)%
Treated water (MBbl/d)	6	26	20	333%
Other fluid handling (MBbl/d)	49	56	7	14%
Pro Forma Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.32	0.33	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.19	0.20	0.01	5%
Average compression fee ($/Mcf)	$0.19	0.19	—	—%
Average fresh water delivery fee ($/Bbl)	$3.78	3.89	0.11	3%
Average treatment fee ($/Bbl)	$4.75	4.51	(0.24)	(5)%
Pro Forma Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	153,853	274,755	120,902	79%
Fractionation—Joint Venture (MBbl)	3,066	7,415	4,349	142%
Processing—Joint Venture (MMcf/d)	564	1,006	442	78%
Fractionation—Joint Venture (MBbl/d)	11	27	16	145%

Pro Forma Discussion of Results of Operations Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2019

Revenues. Total revenues, including the amortization of customer relationships of $53 million, increased by 9% from $694 million for the nine months ended September 30, 2018 to $758 million for the nine months ended September 30, 2019. Gathering and processing revenues increased by 34%, from $360 million for the nine months ended September 30, 2018 to $484 million for the nine months ended September 30, 2019. Water handling and treatment revenues decreased by 25%, from $387 million for the nine months ended September 30, 2018 to $288 million for the nine months ended September 30, 2019. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue increased $60 million period over period due to an increase in throughput volumes of 176 Bcf, or 646 MMcf/d, which was due to 137 additional wells connected to our system since September 30, 2018;
●	high pressure gathering revenue increased $40 million period over period due to an increase in throughput volumes of 174 Bcf, or 636 MMcf/d, primarily as a result of the addition of three new high pressure gathering lines placed in service and additional wells connected to our system since September 30, 2018; and
●	compression revenue increased $43 million period over period due to an increase in throughput volumes of 214 Bcf, or 785 MMcf/d, primarily due to the addition of two new compressor stations that were placed in service since September 30, 2018, and additional wells connected to our system.

Water Handling and Treatment

●	fresh water delivery revenue decreased $74 million period over period due to a decrease in fresh water delivery of 20,842 MBbl, or 76 MBbl/d, as a result of a decrease in the number of wells serviced as Antero Resources reduced its drilling and completion program;
●	we began recognizing revenues for water treatment services provided at the Clearwater Facility when the facility was placed in service in May 2018, which increased revenue by $24 million for the period with increased throughput volumes of 5,375 MBbl, or 20 MBbl/d; and
●	other fluid handling services revenue decreased $27 million period over period due to overall operational efficiencies realized; volumes increased by 1,824 MBbl, or 7 MBbl/d.

Direct operating expenses. Total direct operating expenses decreased from $224 million for the nine months ended September 30, 2018 to $206 million for the nine months ended September 30, 2019. Gathering and processing direct operating expenses increased from $36 million for the nine months ended September 30, 2018 to $40 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in the number of gathering pipelines and compressor stations. Water handling and treatment direct operating expenses decreased from $188 million for the nine months ended September 30, 2018 to $166 million for the nine months ended September 30, 2019. The decrease was primarily due to a decrease in freshwater delivery volumes and increased wastewater handling operational efficiencies partially offset by an increase in treatment volumes.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $34 million and $33 million for the nine months ended September 30, 2018 and 2019, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased from $43 million for the nine months ended September 30, 2018 to $56 million for the nine months ended September 30, 2019.

Impairment of property and equipment expense. Impairment of property and equipment expense of $6 million for the nine months ended September 30, 2018 was due to the impairment of gathering assets acquired from Antero Resources at the time of Antero Midstream Partners’ initial public offering related to well pads Antero Resources no longer planned to drill and complete. Impairment of property and equipment expense of $415 million for the nine months ended September 30, 2019 was primarily for the idling of the Clearwater Facility and the decommissioning of assets related to a third-party compressor station.

Impairment of goodwill expense. Impairment of goodwill expense of $44 million for the nine months ended September 30, 2019 reflects an impairment of the goodwill that was associated with the Clearwater Facility.

Impairment of customer relationships expense. Impairment of customer relationships expense of $6 million for the nine months ended September 30, 2019 reflects an impairment of the customer relationships that were associated with the Clearwater Facility.

Depreciation expense. Total depreciation expense decreased by 22%, from $119 million for the nine months ended September 30, 2018 to $93 million for the nine months ended September 30, 2019. The decrease was primarily due to the change in estimated useful lives of gathering and compression facilities, partially offset by additional assets placed into service.

Accretion and change in fair value of contingent acquisition consideration. Accretion of contingent acquisition consideration decreased from $12 million for the nine months ended September 30, 2018 to $7 million for the nine months ended September 30, 2019. In connection with the Water Acquisition, we agreed to pay Antero Resources $125 million in cash if we deliver 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019. As of September 30, 2019, we have delivered 165 million of the 176 million barrels and we expect to pay the entire amount of the contingent consideration for the delivery of 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019. We have agreed to pay an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. As of September 30, 2019, we have delivered 109 million of the 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020 and do not expect to deliver at least 219 million barrels based on Antero Resources’ 2019 budget and long-term outlook.

Interest expense. Interest expense increased by 58%, from $59 million, net of $4 million in capitalized interest, for the nine months ended September 30, 2018 to $94 million for the nine months ended September 30, 2019. No interest was capitalized for the nine months ended September 30, 2019. Total interest costs increased from $63 million for the nine months ended September 30, 2018 to $94 million for the nine months ended September 30, 2019 primarily due to (i) an increase in interest expense incurred on increased borrowings under the Credit Facility during the period, (ii) increased interest rates, (iii) this issuance of $650 million of 5.75% senior unsecured notes on February 25, 2019, and (iv) this issuance of $650 million of 5.75% senior unsecured notes on June 28, 2019.

Operating income (loss). Total operating income was $256 million for the nine months ended September 30, 2018. Total operating loss was $103 million for the nine months ended September 30, 2019. Gathering and processing operating income increased by 77%, from $211 million for the nine months ended September 30, 2018 to $371 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in gathering and compression throughput volumes and lower depreciation on the gathering system in 2019. Water handling and treatment operating income was $142 million for the nine months ended September 30, 2018. Water handling and treatment operating loss was $416 million for the nine months ended September 30, 2019. The operating loss was primarily due to the impairment of the Clearwater Facility and its associated goodwill and customer relationships.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 96%, from $23 million for the nine months ended September 30, 2018 to $46 million for the nine months ended September 30, 2019. Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests. The increase is primarily attributable to an increase in the level of operations at the Joint Venture in 2019.

Net income (loss). Net income was $160 million for the nine months ended September 30, 2018. Net loss was $140 million for the nine months ended September 30, 2019. The net loss was primarily due to the impairment of the Clearwater Facility and its associated goodwill and customer relationships.

Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA increased by 21%, from $518 million for the nine months ended September 30, 2018 to $626 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in revenue resulting from an increase in gathering and compression volumes. For a discussion of the non-GAAP financial measure Pro Forma Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity as Reported

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flow, cash on our balance sheet, borrowings under the Credit Facility and capital market transactions. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash distributions and share repurchases under our share repurchases program for at least the next twelve months.

The Board declared a cash dividend on the shares of AMC common stock of $0.3075 per share for the quarter ended September 30, 2019. The dividend will be payable on November 13, 2019 to stockholders of record as of November 1, 2019. The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation, which will be paid on November 14, 2019 in accordance with the terms of the Series A Preferred Stock as discussed in Note 14—Equity and Earnings Per Common Share. As of September 30, 2019, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by borrowings under the Credit Facility or from potential capital markets transactions.

The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2019:

	Nine Months Ended September 30,
(in thousands)	2018	2019	Increase
Net cash provided by operating activities	$57,540	429,872	372,332
Net cash used in investing activities	—	(356,293)	356,293
Net cash used in financing activities	(59,281)	(76,401)	17,120
Net decrease in cash and cash equivalents	$(1,741)	(2,822)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $58 million and $430 million for the nine months ended September 30, 2018 and 2019, respectively. The increase in cash flows from operations for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily the result of increased cash flows associated with Antero Midstream Partners for the period March 13, 2019 through September 30, 2019 due to the Transactions.

Cash Flows Used in Investing Activities

During the nine months ended September 30, 2019, we used cash flows in investing activities of $356 million while we had no cash flows from investing activities during the nine months ended September 30, 2018. The increase was due to $599 million of cash paid to Antero Midstream Partners unitholders as consideration in the Merger, $117 million in investments in unconsolidated affiliates and $262 million in capital expenditures for gathering systems and facilities and water handling and treatment assets partially offset by cash received of $620 million, which was borrowed by Antero Midstream Partners on the Credit Facility primarily to pay the aforementioned $599 million of consideration in the Merger.

Our revised capital budget is $665 million to $685 million for 2019 (including capital expenditures by Antero Midstream Partners prior to March 13, 2019). Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $59 million and $76 million for the nine months ended September 30, 2018 and 2019, respectively. Net cash used in financing activities for the nine months ended September 30, 2019 included: (i) issuance of the 2028 Notes (as defined below) of $650 million; (ii); total distributions to shareholders, Series B unitholders and preferred shareholders of $341 million; (iii) $26 million in repurchases of common stock; (iv) net payments on the Credit Facility of $350 million and (v) $9 million of payments for deferred financing. For the nine months ended September 30, 2018, net cash used in financing activities consisted of $59 million in distributions to shareholders and Series B unitholders.

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

The Credit Facility was amended on October 31, 2018 and February 26, 2019 to, among other things: (i) increase lender commitments from $1.5 billion to $2.0 billion, (ii) permit us, the Borrower and the guarantors under the facility to consummate the Transactions and (iii) to modify pricing to the levels described in more detail below. The maturity date of the facility is October 26, 2022. At September 30, 2019, we had $726 million of borrowings and no letters of credit outstanding under the Credit Facility.

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

We were in compliance with the applicable covenants and ratios as of September 30, 2019. The actual borrowing capacity available to Antero Midstream Partners may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

5.375% Senior Notes Due 2024

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Finance Corp together with Antero Midstream Partners, (the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  Antero Midstream Partners may redeem all or part of the 2024 Notes at any time at redemption prices ranging from 104.031% as of September 30, 2019 to 100.00% on or after September 15, 2022.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2024 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.  The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 102.875% on or after March 1, 2022 to 100.00% on or after March 1, 2025.  In addition, prior to March 1, 2022, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2027 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.  At any time prior to March 1, 2022, Antero Midstream Partners may also redeem the 2027 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2027 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par.  The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time on or after January 15, 2023 at redemption prices ranging from 102.875% on or after January 15, 2023 to 100.00% on or after January 15, 2026.  In addition, prior to January 15, 2023, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2028 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.  At any time prior to January 15, 2023, Antero Midstream Partners may also redeem the 2028 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2028 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

Contractual Obligations

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance. A summary of our contractual obligations by maturity date as of September 30, 2019 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2019	2020	2021	2022	2023	2024	Thereafter	Total
Credit Facility (1)	$—	—	—	726	—	—	—	726
5.375% senior notes due 2024—principal	—	—	—	—	—	650	—	650
5.375% senior notes due 2024—interest	—	35	35	35	35	35	—	175
5.75% senior notes due 2027—principal	—	—	—	—	—	—	650	650
5.75% senior notes due 2027—interest	—	37	37	37	37	37	93	278
5.75% senior notes due 2028—principal	—	—	—	—	—	—	650	650
5.75% senior notes due 2028—interest	—	39	37	37	37	37	131	318
Contingent acquisition consideration	—	125	—	—	—	—	—	125
Asset retirement obligations	1	2	—	—	1	—	2	6
Total	$1	238	109	835	110	759	1,526	3,578

(1)	Includes outstanding principal amounts on the Credit Facility at September 30, 2019. This table does not include future commitment fees, interest expense or other fees on the Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments, or future interest rates to be charged.

Non-GAAP Financial Measures

We use Pro Forma Adjusted EBITDA and Adjusted EBITDA (for the three months ended September 30, 2019) as important indicators of our performance. Pro Forma Adjusted EBITDA is used to represent both Pro Forma Adjusted EBITDA and Adjusted EBITDA throughout the Non-GAAP Financial Measures discussion below. We define Pro Forma Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, transaction expenses, amortization of customer relationships and including cash distributions from unconsolidated affiliates and including Antero Midstream Partners’ pre-acquisition: net income before interest expense, simplification expenses, depreciation, impairment, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, amortization of customer relationships excluding equity in earnings of unconsolidated affiliates, including cash distributions from unconsolidated affiliates and excluding equity in earnings of Antero Midstream Partners.

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

Pro Forma Adjusted EBITDA is a non-GAAP financial measure. The GAAP measure most directly comparable to Pro Forma Adjusted EBITDA is Pro Forma Net income (loss). The non-GAAP financial measure of Pro Forma Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income. Pro Forma Adjusted EBITDA presentations are made in accordance with GAAP and have important limitations as an analytical tool because they include some, but not all, items that affect net income, Pro Forma Adjusted EBITDA. You should not consider Pro Forma Adjusted EBITDA in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Pro Forma Adjusted EBITDA may not be comparable to similarly titled measures of other corporations.

The following table represents a reconciliation of our Pro Forma Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2019(1)	2018	2019
Reconciliation of Pro Forma Net Income (Loss) to Pro Forma Adjusted EBITDA:
Pro Forma Net income (loss)	$57,975	(289,477)	159,587	(140,422)
Interest expense	22,493	36,134	59,311	93,988
Income tax expense (benefit)	22,233	(62,268)	60,359	(10,848)
Amortization of customer relationships	17,843	28,863	52,949	52,949
Depreciation expense	42,390	24,460	119,122	93,394
Impairment of property and equipment	1,157	407,848	5,771	415,424
Impairment of goodwill	—	43,759	—	43,759
Impairment of customer relationships	—	5,871	—	5,871
Accretion and change in fair value of contingent acquisition consideration	4,020	1,977	11,841	7,251
Accretion of asset retirement obligations	33	54	101	196
Equity-based compensation	13,102	20,129	42,925	55,572
Equity in earnings of unconsolidated affiliates	(9,235)	(18,478)	(23,467)	(46,094)
Distributions from unconsolidated affiliates	11,765	18,710	29,660	55,175
Gain on sale of assets—Antero Resources	—	—	(583)	—
Pro Forma Adjusted EBITDA	$183,776	217,582	517,576	626,215
(1)	Represents Adusted EBITDA for the three months ended September 30, 2019.

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

New Accounting Pronouncements

On February 25, 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases, which requires lessees to record lease liabilities and right-of-use assets as of the date of adoption and was incorporated into GAAP as Accounting Standards Codification (“ASC”) Topic 842. The new lease standard does not substantially change accounting by lessors. The Company adopted the new standard prospectively effective January 1, 2019. The Company is not a party to material contracts as a lessee. The Company determined that Antero Midstream Partners’ contractual arrangement with Antero Resources to provide gathering and compression services is an operating lease of certain of the Company’s assets, which are accounted for under the new ASU (see Note 7—Revenue for information on this arrangement).

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At September 30, 2019, we had $726 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $4.7 million increase in interest expense for the nine months ended September 30, 2019.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2018 Forms 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. The risks described in such reports could materially and adversely affect our business, financial condition, cash flows, and results of operations. There have been no material changes to the risks described in such reports. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect our business, financial condition, cash flows and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number of	Maximum Number
	Number of	Average Price	Common Shares	of Common Shares
	Common	Paid per	Purchased as Part of	that May Yet be
	Shares	Common Share	Publicly Announced	Purchased Under
Period	Purchased(1)	Share	Plans(2)	the Plan
July 1, 2019 – July 31, 2019	15,627	$11.54	—	N/A
August 1, 2019 – August 31, 2019	1,077,600	$7.18	1,077,600	N/A
September 1, 2019 – September 30, 2019	2,440,744	$7.28	2,440,744	N/A
Total	3,533,971	$7.27	3,518,344	N/A
(1)	The total number of shares purchased includes 15,627 shares repurchased in July, representing shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of Antero Midstream Corporation equity awards held by our employees. There were no such repurchases in August and September.
(2)	In August 2019, the Company’s Board of Directors authorized a $300 million share repurchase program. During the three months ended September 30, 2019, we repurchased 3,518,344 shares under this program for a total of $26 million, or a weighted average of $7.24 per share.

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

The following financial information from this Form 10-Q of Antero Midstream Corporation for the quarter ended September 30, 2019, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Condensed Consolidated Statements of Partners’ Capital, (iv) Condensed Consolidated Statements of Partners’ Capital and Stockholders’ Equity, (v)

Condensed Consolidated Statements of Cash Flows, and (vi) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104	*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM CORPORATION

By:	/s/ Michael N. Kennedy
MICHAEL N. KENNEDY
Chief Financial Officer

Date:	October 29, 2019