Form 10-Q
period 2020-03-31
Antero Midstream Corp
filed 2020-04-29
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ⌧ Yes  ◻ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ⌧ Yes  ◻ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 476,496,017 shares of common stock outstanding as of April 24, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial positions, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current belief, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	impacts of world health events, including the coronavirus (COVID-19) pandemic;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	our ability to successfully execute our share repurchase program;
●	competition and government regulations;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world events, including the COVID-19 pandemic, potential shut-ins of production by producers due to lack of downstream demand or storage capacity, and the other risks described under the heading “Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) on file with the Securities and Exchange Commission (“SEC”).

Should one or more of the risks or uncertainties described in this Quarterly Report on Form 10-Q or the 2019 Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2019 and March 31, 2020

(In thousands)

		(Unaudited)
	December 31,	March 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$1,235	—
Accounts receivable–Antero Resources	101,029	90,569
Accounts receivable–third party	4,574	3,095
Income tax receivable	—	56,457
Other current assets	1,720	1,251
Total current assets	108,558	151,372
Property and equipment, net	3,273,410	3,228,265
Investments in unconsolidated affiliates	709,639	716,778
Deferred tax asset	103,231	192,499
Customer relationships	1,498,119	1,480,514
Goodwill	575,461	—
Other assets, net	14,460	11,931
Total assets	$6,282,878	5,781,359

Liabilities and Equity
Current liabilities:
Accounts payable–Antero Resources	$3,146	1,675
Accounts payable–third party	6,645	21,662
Accrued liabilities	104,188	57,139
Contingent acquisition consideration	125,000	—
Other current liabilities	3,105	3,084
Total current liabilities	242,084	83,560
Long-term liabilities:
Long-term debt	2,892,249	3,103,762
Other	5,131	5,082
Total liabilities	3,139,464	3,192,404

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized at December 31, 2019 and March 31, 2020, respectively
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding at December 31, 2019 and March 31, 2020, respectively	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 484,042 and 479,385 issued and outstanding at December 31, 2019 and March 31, 2020, respectively	4,840	4,794
Additional paid-in capital	3,480,139	3,318,659
Accumulated loss	(341,565)	(734,498)
Total stockholders' equity	3,143,414	2,588,955
Total liabilities and stockholders' equity	$6,282,878	5,781,359

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2019 and 2020

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2020
Revenue:
Gathering and compression–Antero Resources	$33,534	163,129
Water handling–Antero Resources	22,351	98,184
Water handling–third party	4	—
Amortization of customer relationships	(1,781)	(17,605)
Total revenue	54,108	243,708
Operating expenses:
Direct operating	14,982	48,728
General and administrative (including $11,423 and $3,338 of equity-based compensation in 2019 and 2020, respectively)	19,809	13,537
Facility idling	—	8,678
Impairment of goodwill	—	575,461
Impairment of property and equipment	—	89,083
Depreciation	7,650	27,343
Accretion and change in fair value of contingent acquisition consideration	1,049	—
Accretion of asset retirement obligations	10	42
Total operating expenses	43,500	762,872
Operating income (loss)	10,608	(519,164)
Interest expense, net	(6,217)	(37,631)
Equity in earnings of unconsolidated affiliates	2,880	19,077
Income (loss) before income taxes	7,271	(537,718)
Provision for income tax benefit	2,377	144,785
Net income (loss) and comprehensive income (loss)	$9,648	(392,933)

Net income (loss) per share–basic and diluted	$0.04	(0.81)

Weighted average common shares outstanding:
Basic	253,877	483,103
Diluted	254,903	483,103

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statement of Partners’ Capital and Stockholders’ Equity

Three Months Ended March 31, 2019

(Unaudited)

(In thousands)

	Common
	Shares
	Representing
	Limited					Additional
	Partner	Series B	Preferred	Common Stock		Paid-In	Accumulated	Total
	Interests	Unitholders	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	$(41,969)	72,830	—	—	$—	—	—	30,861
Distributions to unitholders	(30,543)	(3,720)	—	—	—	—	—	(34,263)
Net (loss) and comprehensive (loss) pre-acquisition	(13,549)	—	—	—	—	—	—	(13,549)
Equity-based compensation pre-acquisition	7,034	—	—	—	—	—	—	7,034
Exchange of common shares for shares of common stock and cash consideration paid	79,027	(69,110)	—	506,641	5,066	4,002,898	—	4,017,881
Issuance of Series A non-voting perpetual preferred stock	—	—	—	—	—	—	—	—
Equity-based compensation post-acquisition	—	—	—	—	—	4,389	—	4,389
Net income and comprehensive income post-acquisition	—	—	—	—	—	—	23,197	23,197
Balance at March 31, 2019	$—	—	—	506,641	$5,066	4,007,287	23,197	4,035,550

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity

Three Months Ended March 31, 2020

(Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated	Total
	Stock	Shares	Amount	Capital	Loss	Equity
Balance at December 31, 2019	$—	484,042	$4,840	3,480,139	(341,565)	3,143,414
Dividends to stockholders	—	—	—	(149,014)	—	(149,014)
Equity-based compensation	—	—	—	3,338	—	3,338
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	43	—	(26)	—	(26)
Repurchases and retirement of common stock	—	(4,700)	(46)	(15,778)	—	(15,824)
Net loss and comprehensive loss	—	—	—	—	(392,933)	(392,933)
Balance at March 31, 2020	$—	479,385	$4,794	3,318,659	(734,498)	2,588,955

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows

Three Months Ended March 31, 2019 and 2020

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$9,648	(392,933)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Distributions from Antero Midstream Partners LP, prior to the Transactions	43,492	—
Depreciation	7,650	27,343
Payment of contingent consideration in excess of acquisition date fair value	—	(34,342)
Accretion and change in fair value of contingent acquisition consideration	1,059	42
Impairment	—	664,544
Deferred income tax benefit	(2,377)	(88,328)
Equity-based compensation	11,423	3,338
Equity in earnings of unconsolidated affiliates	(2,880)	(19,077)
Distributions from unconsolidated affiliates	4,775	23,628
Amortization of customer relationships	1,781	17,605
Amortization of deferred financing costs	251	1,090
Changes in assets and liabilities:
Accounts receivable–Antero Resources	31,331	10,460
Accounts receivable–third party	(18)	998
Income tax receivable	—	(56,457)
Other current assets	(2,361)	517
Accounts payable–Antero Resources	(444)	(1,470)
Accounts payable–third party	(1,454)	6,614
Accrued liabilities	(32,289)	(42,852)
Net cash provided by operating activities	69,587	120,720
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(7,677)	(54,659)
Additions to water handling systems	(8,328)	(13,324)
Investments in unconsolidated affiliates	(65,729)	(11,690)
Cash received on acquisition of Antero Midstream Partners LP	619,532	—
Cash consideration paid to Antero Midstream Partners LP unitholders	(598,709)	—
Change in other assets	(267)	2,296
Net cash used in investing activities	(61,178)	(77,377)
Cash flows provided by (used in) financing activities:
Distributions to unitholders and dividends to stockholders	(30,543)	(148,876)
Distributions to Series B unitholders	(3,720)	—
Distributions to preferred stockholders	—	(138)
Repurchases of common stock	—	(15,824)
Borrowings on bank credit facilities, net	25,000	211,000
Payment for contingent acquisition consideration	—	(90,658)
Employee tax withholding for settlement of equity compensation awards	—	(26)
Other	—	(56)
Net cash used in financing activities	(9,263)	(44,578)
Net decrease in cash and cash equivalents	(854)	(1,235)
Cash and cash equivalents, beginning of period	2,822	1,235
Cash and cash equivalents, end of period	$1,968	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$19,250	67,609
Increase in accrued capital expenditures and accounts payable for property and equipment	$11,933	3,266

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and March 31, 2020

(1) Organization

Antero Midstream Corporation was originally formed as Antero Resources Midstream Management LLC in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream Partners”).  On May 4, 2017, Antero Resources Midstream Management LLC converted from a limited liability company to a limited partnership under the laws of the State of Delaware and changed its name to Antero Midstream GP LP (“AMGP”) in connection with its initial public offering.  On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among AMGP, Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation (the “Conversion”), (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”), and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to by the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AM common stock”). As a result of the Transactions, Antero Midstream Partners became and is now a wholly owned subsidiary of Antero Midstream Corporation and former shareholders of AMGP, unitholders of Antero Midstream Partners, including Antero Resources Corporation (“Antero Resources”), and holders of Series B Units became owners of AM common stock. Unless the context otherwise requires, references to the “Company,” “we,” “us” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning on March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries, including Antero Midstream LLC, Antero Water LLC (“Antero Water”), Antero Treatment LLC, and Antero Midstream Finance Corporation (“Finance Corp”).

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2019 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2019 consolidated financial statements were included in the Company’s 2019 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2019 and March 31, 2020, the results of the Company’s operations and its cash flows for the three months ended March 31, 2019 and 2020. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss).

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

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

The accompanying unaudited condensed consolidated financial statements include (i) for the period prior to March 13, 2019, the accounts of AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning on March 13, 2019, the accounts of Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries, which were acquired in the Transactions. See Note 3—Business Combination. All significant intercompany accounts and transactions have been eliminated in the Company’s unaudited condensed consolidated financial statements.

(c)	Revenue Recognition

The Company, through Antero Midstream Partners and its affiliates, provides gathering, compression and water handling services under fee-based contracts primarily based on throughput or at cost plus a margin. Certain of these contracts contain operating leases of the Company’s assets under GAAP. Under these arrangements, the Company receives fees for gathering, compression services and water handling services. The revenue the Company earns from these arrangements is directly related to (i) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses and delivers to natural gas compression sites or other transmission delivery points, (ii) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (iii) in the case of wastewater treatment services performed by the Company prior to idling of the Clearwater Facility (as defined below) in September 2019, the quantities of wastewater treated for its customers, (iv) in the case of wastewater services provided by third parties, the third-party costs the Company incurs plus 3%, or (v) in the case of flowback and produced water treatment performed by the Company, a cost of service fee based on the costs incurred by the Company. The Company recognizes revenue when it satisfies a performance obligation by delivering a service to a customer or the use of leased assets to a customer. The Company includes lease revenue within revenues by service. See Note 7—Revenue.

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

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents.  The Company classifies book overdrafts in accounts payable within its consolidated balance sheets, and

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

classifies the change in accounts payable associated with book overdrafts as an operating activity within its unaudited condensed consolidated statements of cash flows. The Company classified $2.2 million of book overdrafts within accounts payable as of March 31, 2020.

(f)	Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations and the wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) previously used for the disposal of salt therefrom, other flowback and produced water treatment facilities, and fresh water delivery pipelines and facilities stated at historical cost less accumulated depreciation, amortization and impairment. The Company capitalizes construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

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

Amortization of landfill airspace consists of the amortization of landfill capital costs, including those that have been incurred and capitalized and estimated future costs for landfill development and construction, and the amortization of asset retirement costs arising from landfill final capping, closure, and post-closure obligations. Amortization expense is recorded on a units-of-consumption basis, applying cost as a rate per-cubic yard. The rate per-cubic yard is calculated by dividing each component of the amortizable basis of the landfill by the number of cubic yards needed to fill the corresponding asset’s airspace. Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life and are, therefore, amortized on a per-cubic yard basis using a landfill’s total airspace capacity. Estimates of disposal capacity and future development costs are created using input from independent engineers and internal technical teams and are reviewed at least annually.

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs, and discount rates typical of third-party market participants, which is a Level 3 fair value measurement. The Company recognized an impairment with respect to the freshwater delivery system during the three months ended March 31, 2020.

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

December 31, 2019 and March 31, 2020

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

The Company is under no legal obligations, neither contractually nor under the doctrine of promissory estoppel, to restore or dismantle its gathering pipelines, compressor stations, water delivery pipelines, flowback and produced water facilities and the Clearwater Facility upon abandonment. See Note 4—Clearwater Facility Idling.

(h)	Equity-Based Compensation

The Company’s unaudited condensed consolidated financial statements include equity-based compensation costs related to awards granted by its own plans, as in place before and after the Transactions, as well as costs allocated by Antero Resources for grants made prior to the Transactions. Costs allocated from Antero Resources are offset to additional paid in capital on the unaudited condensed consolidated balance sheet. See Note 6—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to the Company. For awards granted under its own plan, the Company recognizes compensation cost related to all equity-based awards in the financial statements based on the estimated grant date fair value. The Company is authorized to grant various types of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, dividend equivalent awards and other types of awards. The grant date fair values of such awards are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. See Note 11—Equity-Based Compensation.

(i)	Income Taxes

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted.  The CARES Act allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019, and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years.  As a result of this NOLs carryback provision in the CARES Act, the Company was able to recognize an income tax refund receivable as of March 31, 2020 of $55 million, including $11 million in current income tax benefit and $44 million of previously recognized deferred income tax benefit.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

(j)	Fair Value Measures

The Financial Accounting Standards Board (the “FASB”) ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long-lived assets).  The fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value.  An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs.  Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

The carrying values on the unaudited condensed balance sheet of the Company’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The assets and liabilities of Antero Midstream Partners were recorded at fair value as of the acquisition date, March 12, 2019 (see Note 3—Business Combination). Additionally, the Company uses certain fair valuation techniques in performing its goodwill impairment test described below and in determining the fair value of the freshwater delivery system, both as of March 31, 2020.

(k)	Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in companies if the investment provides the Company with the ability to exercise significant influence over, but not control of, the operating and financial policies of the investee. The Company’s unaudited condensed consolidated net income (loss) includes the Company’s proportionate share of the net income or loss of such companies. The Company’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Company’s ownership interest, representation on the board of directors and participation in policy-making decisions of the investee and material intercompany transactions. See Note 15—Investments in Unconsolidated Affiliates.

(l)	Business Combinations

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

(m)	Goodwill and Intangible Assets

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

December 31, 2019 and March 31, 2020

future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, future volumes, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense.

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. See Note 4—Clearwater Facility Idling and Note 5—Goodwill and Intangibles.

(n)	Treasury Share Retirement

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

(o)	Adoption of New Accounting Principle

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement: Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement,” which provides changes to certain fair value disclosure requirements. The Company adopted this standard prospectively effective January 1, 2020. The adoption of this update does not have a material impact on the Company’s unaudited condensed consolidated financial statements.

(3) Business Combination

On March 12, 2019, AMGP and Antero Midstream Partners completed the Transactions. The Transactions have been accounted for using the acquisition method of accounting with Antero Midstream Corporation identified as the acquirer of Antero Midstream Partners.

The components of the fair value of consideration transferred are as follows (in thousands):

Fair value of shares of AM common stock issued(1)	$4,017,881
Cash	598,709
Total fair value of consideration transferred	$4,616,590
(1)	The fair value of each share of AM common stock issued in connection with the Transactions was determined to be $12.54, the closing price of AMGP common shares on March 12, 2019.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

The final purchase price allocation of the Transactions are summarized in the table below. The fair value of assets acquired and liabilities assumed at March 12, 2019, were as follows (in thousands):

As
Adjusted
Cash and cash equivalents	$619,532
Accounts receivable–Antero Resources	142,312
Accounts receivable–third party	117
Other current assets	1,150
Property and equipment, net	3,371,427
Investments in unconsolidated affiliates	568,285
Customer relationships	1,567,000
Other assets, net	42,887
Total assets acquired	6,312,710

Accounts payable–Antero Resources	3,316
Accounts payable–third party	30,674
Accrued liabilities	87,021
Other current liabilities	537
Long-term debt	2,364,935
Contingent acquisition consideration	116,924
Other liabilities	8,524
Total liabilities assumed	2,611,931
Net assets acquired, excluding goodwill	3,700,779
Goodwill	915,811
Net assets acquired	$4,616,590

All customer relationships are subject to amortization, which is recognized over a weighted-average period of 23 years for the remaining economic life of the relationship.

The purchase price allocation resulted in the recognition of $915 million of goodwill, including $575 million within the Company’s gathering and processing segment and $340 million of goodwill within its water handling segment. Substantially all of the goodwill is expected to be deductible for tax purposes. Goodwill represented the efficiencies realized with simplifying our corporate structure to own, operate and develop midstream energy infrastructure primarily to service Antero Resources.

The Company’s unaudited condensed consolidated statement of operations for the three months ended March 31, 2019 include $6 million of acquisition-related costs associated with the Transactions. These costs were expensed as general and administrative costs.

(4) Clearwater Facility Idling

On September 18, 2019, the Company commenced a strategic evaluation of the Clearwater Facility, at which time such facility was idled. Based on the preliminary results of the evaluation and ongoing discussions with the facility’s contractor, the Company determined that the facility is expected to be idled for the foreseeable future. Accordingly, the Company performed an impairment analysis of the facility and determined: (i) to reduce the carrying value of the facility to its estimated salvage value, which included the land associated with the Clearwater Facility; (ii) the fair value of the goodwill assigned to the wastewater treatment reporting unit was less than its carrying value, resulting in an impairment charge to goodwill; and (iii) the customer relationships intangible asset was impaired. The following table shows the impairment charges for the year ended December 31, 2019 related to the Clearwater Facility (in thousands):

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

Impairment of property and equipment	$408,882
Impairment of goodwill	42,290
Impairment of customer relationships	11,871
Total impairment expense	$463,043

The Company incurred $8.7 million in facility idling costs for the care and maintenance of the Clearwater Facility during the three months ended March 31, 2020.

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

During the third quarter of 2019, the Company incurred impairment charges to the goodwill and customer relationships intangible asset associated with the Clearwater Facility, which is in the water handling segment. See Note 4—Clearwater Facility Idling.

During the fourth quarter of 2019, the Company incurred impairment charges of $298 million to its fresh water delivery and services reporting unit, which is in the water handling segment. This was primarily due to decreased water volumes driven by decreased drilling and increased use of water blending operations by Antero Resources. There was no goodwill remaining in this segment after this impairment was incurred.

During the first quarter of 2020, the Company performed an interim impairment analysis of the goodwill due to changes in Antero Resources’ drilling plans as a result of the decline in commodity prices. As a result of this evaluation, the Company impaired all remaining goodwill of $575 million associated with its gathering and processing segment for the three months ended March 31, 2020.

All customer relationships are subject to amortization and will be amortized over a weighted-average period of 23 years, which reflects the remaining economic life of the relationships. The changes in the carrying amount of customer relationships for the three months ended March 31, 2020 were as follows (in thousands):

Customer relationships as of December 31, 2019	$1,498,119
Accumulated amortization	(17,605)
Customer relationships as of March 31, 2020	$1,480,514

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2020	$53,069
Year ending December 31, 2021	70,672
Year ending December 31, 2022	70,672
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Thereafter	1,074,085
Total	$1,480,514

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

(6) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three months ended March 31, 2019 and 2020 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and processing services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $0.4 million and $2.0 million during the three months ended March 31, 2019 and 2020, respectively, related to services provided by employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $1.6 million and $6.3 million during the three months ended March 31, 2019 and 2020, respectively.  These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on (i) the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable, and (ii) an annual management services fee.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it.  See Note 11—Equity-Based Compensation.

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

Gathering and Compression Agreement

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain volumetric targets at certain points during such time. Antero Resources achieved the volumetric targets for the three months ended March 31, 2020, and the Company provided Antero Resources a $12 million rebate. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

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

Water Services Agreement

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date. Under the agreement, the Company receives a fixed fee per barrel for fresh water deliveries by pipeline directly to the well site. Additionally, the Company receives a fixed fee per barrel for fresh water delivered by truck to high-rate transfer facilities. For flowback and produced water blending services, the Company receives a cost of service fee based on the costs incurred by the Company. Antero Resources also agreed to pay the Company a fixed fee per barrel for wastewater treatment at the Clearwater Facility, which was idled in the third quarter of 2019 and which the Company expects will remain idled for the foreseeable future. All such fees under the agreement are subject to annual CPI-based adjustments and additional fees based on certain costs.

Under the water services agreement, the Company may also contract with third parties to provide water services to Antero Resources. Antero Resources reimburses the Company for third-party out-of-pocket costs plus a 3% markup.

The Company satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad, flowback and produced water blending services have been completed, or prior to the idling of the Clearwater Facility in September 2019, when the wastewater volumes were delivered to the Clearwater Facility. The Company invoices the customer the month after water services are performed, and payment is due in the same month. For services contracted through third-party providers, the Company’s performance obligation is satisfied when the service to be performed by the third-party provider has been completed. The Company invoices the customer after the third-party provider billing is received, and payment is due in the same month.

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

December 31, 2019 and March 31, 2020

when excess volumes are delivered under the contract. The Company is not party to any leases that have not commenced. Minimum volume commitments for fresh water deliveries under the water services agreement concluded at December 31, 2019.

Minimum revenue amounts under the gathering and compression minimum volume commitments are as follows (in thousands):

Remainder of 2020	$138,954
Year ending December 31, 2021	211,408
Year ending December 31, 2022	211,408
Year ending December 31, 2023	211,408
Year ending December 31, 2024	211,987
Year ending December 31, 2025	198,365
Thereafter	390,968
Total	$1,574,498

(b)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee. The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 16—Reporting Segments.

	Three Months Ended March 31,		Segment to which
(in thousands)	2019	2020	revenues relate
Revenue from contracts with customers
Type of service
Gathering—low pressure	$15,826	81,148	Gathering and Processing(1)
Gathering—low pressure rebate	—	(12,000)	Gathering and Processing(1)
Gathering—high pressure	9,284	48,913	Gathering and Processing(1)
Compression	8,424	45,068	Gathering and Processing(1)
Fresh water delivery	10,776	65,818	Water Handling
Wastewater treatment	2,430	—	Water Handling
Other fluid handling	9,149	32,366	Water Handling
Amortization of customer relationships(2)	(501)	(9,238)	Gathering and Processing
Amortization of customer relationships(2)	(1,280)	(8,367)	Water Handling
Total	$54,108	243,708

Type of contract
Per Unit Fixed Fee	$33,534	175,129	Gathering and Processing(1)
Gathering—low pressure rebate	—	(12,000)	Gathering and Processing(1)
Per Unit Fixed Fee	13,206	65,818	Water Handling
Cost plus 3%	9,149	30,945	Water Handling
Cost of service fee	—	1,421	Water Handling
Amortization of customer relationships(2)	(501)	(9,238)	Gathering and Processing
Amortization of customer relationships(2)	(1,280)	(8,367)	Water Handling
Total	$54,108	243,708
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.
(2)	Fair value of customer contracts acquired as part of the Transactions discussed in Note 3—Business Combination.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

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

The remainder of the Company’s service contracts, which relate to contracts with third parties, are short-term in nature with a contract term of one year or less. Accordingly, the Company is not required to disclose the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

(d)	Contract Balances

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities. At December 31, 2019 and March 31, 2020, the Company’s receivables with customers were $101 million and $91 million, respectively.

(8) Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

	Estimated	December 31,	March 31,
(in thousands)	useful lives	2019	2020
Land	n/a	$23,549	23,549
Gathering systems and facilities	40-50 years(1)	2,375,241	2,397,023
Permanent buried pipelines and equipment	7-20 years	602,230	530,005
Surface pipelines and equipment	1-7 years	48,594	37,308
Landfill	n/a(2)	1,244	1,244
Heavy trucks and equipment	3-5 years	6,617	6,623
Above ground storage tanks	5-10 years	3,418	1,868
Construction-in-progress	n/a	300,165	307,284
Total property and equipment		3,361,058	3,304,904
Less accumulated depreciation		(87,648)	(76,639)
Property and equipment, net		$3,273,410	3,228,265
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(2)	Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

Due to the decline in commodity prices and industry environment, the Company evaluated its assets for impairment. As a result of this evaluation, the Company recorded an impairment expense of $89 million, which included an $83 million impairment expense to its permanent buried pipelines and equipment and a $6 million impairment expense to its surface pipelines and equipment.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

(9) Long-Term Debt

The Company’s long-term debt as of December 31, 2019 and March 31, 2020 was as follows at:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2019	2020
Credit Facility (a)	$959,500	1,170,500
5.375% senior notes due 2024 (b)	652,600	652,600
5.75% senior notes due 2027 (c)	653,250	653,250
5.75% senior notes due 2028 (d)	650,000	650,000
Net unamortized debt issuance costs	(23,101)	(22,588)
Total long-term debt	$2,892,249	3,103,762

(a)	Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility are currently $2.13 billion. At December 31, 2019, the Borrower had borrowings under the Credit Facility of $960 million with a weighted average interest rate of 3.15%. At March 31, 2020, the Borrower had borrowings under the Credit Facility of $1.2 billion with a weighted average interest rate of 2.24%. No letters of credit were outstanding at either December 31, 2019 or March 31, 2020, under the Credit Facility. The maturity date of the facility is October 26, 2022. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower is assigned an Investment Grade Rating (as defined below).

Under the Credit Facility, “Investment Grade Period” is a period that, as long as no event of default has occurred and the Borrower is in pro forma compliance with the financial covenants under the Credit Facility, commences when the Borrower elects to give notice to the Administrative Agent that the Borrower has received at least one of either (i) a BBB- or better rating from S&P Global Ratings (“S&P”) or (ii) a Baa3 or better from Moody’s (provided that the non-investment grade rating from the other rating agency is at least either Ba1 if Moody’s or BB+ if S&P (an “Investment Grade Rating”)). An Investment Grade Period can end at the Borrower’s election.

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

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios; provided, however, that during an Investment Grade Period, such covenants become less restrictive on the Borrower. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy previously adopted by the board of directors of the general partner of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2019 and March 31, 2020.

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

December 31, 2019 and March 31, 2020

leverage ratio, during a period that is not an Investment Grade Period, and 0.175% to 0.375% based on the Borrower’s rating during an Investment Grade Period.

(b)	5.375% Senior Notes Due 2024

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Finance Corp (together with Antero Midstream Partners, the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  Antero Midstream Partners may redeem all or part of the 2024 Notes at any time at redemption prices ranging from 104.031% as of March 31, 2020 to 100.00% on or after September 15, 2022.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2024 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

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

December 31, 2019 and March 31, 2020

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

(10) Accrued Liabilities

Accrued liabilities as of December 31, 2019 and March 31, 2020 consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2019	2020
Capital expenditures	$27,427	22,289
Operating expenses	24,980	15,557
Interest expense	44,440	13,370
Other	7,341	5,923
Total accrued liabilities	$104,188	57,139

(11) Equity-Based Compensation

The Company’s general and administrative expenses include equity-based compensation costs related to the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”) and the Series B Units prior to the Transactions. Equity-based compensation after the Transactions include (i) costs allocated to Antero Midstream Partners by Antero Resources for grants made prior to the Transactions pursuant to Antero Resources’ long-term incentive plan, (ii) costs related to Antero Midstream Corporation LTIP (the “AM LTIP”) and (iii) the Exchanged B Units (as defined below). Antero Midstream Partners’ portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity. Equity-based compensation expense allocated to Antero Midstream Partners was $0.5 million for the period from March 13, 2019 to March 31, 2019. For the three months ended March 31, 2020, equity-based compensation allocated to Antero Midstream Partners was $1.5 million. For grants made prior to the Transactions, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $19 million as of March 31, 2020, which includes grants made under the Antero Midstream Partners Long Term Incentive Plan (the “AMP LTIP”) prior to the Transactions, which were converted into awards under the AM LTIP. A portion of this will be allocated to Antero Midstream Partners as it is amortized over the remaining service period of the related awards. Antero Midstream Partners does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the Antero Resources long-term incentive plan.

Exchanged B Units

Upon Closing of the Transactions, each Series B Unit, vested and unvested, was exchanged for 176.0041 shares of AM common stock (the “Series B Exchange”). A total of 17,353,999 shares of the Company’s common stock were issued in exchange for

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

the 98,600 Series B Units then outstanding (the “Exchanged B Units”). The Company recognized $11 million of equity-based compensation expense related to the Series B awards for the three months ending March 31, 2019, including expenses recognized with respect to the Series B Units prior to the Closing of the Transactions and expenses recognized with respect to the Exchanged Series B Units following the closing of the Transactions through March 31, 2019. There were no forfeitures after the Series B Exchange was completed.

AMGP LTIP

The Company recognized expense of $0.2 million for the three months ended March 31, 2019. In connection with the Transactions, the AMGP LTIP was terminated on March 12, 2019.

AM LTIP

The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of March 31, 2020, a total of 12,681,835 shares were available for future grant under the AM LTIP. For the three months ended March 31, 2020, the Company recognized expense of $1.4 million related to these awards.

Restricted Stock Unit Awards

A summary of the restricted stock unit awards activity during the three months ended March 31, 2020 is as follows:

		Weighted
		Average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total AM LTIP RSUs awarded and unvested—December 31, 2019	1,275,990	$14.38	$9,685
Granted	985,269	$7.23
Vested	(10,120)	$8.98
Forfeited	(21,891)	$14.51
Total AM LTIP RSUs awarded and unvested—March 31, 2020	2,229,248	$11.22	$4,681

Intrinsic values are based on the closing price of the Company’s common shares on the referenced dates. At March 31, 2020, unamortized expense of $18 million related to the unvested RSUs is expected to be recognized over a weighted average period of approximately 2.3 years and the Company’s proportionate share will be allocated to it as it is recognized.

Performance Share Unit Awards Based on Return on Invested Capital

For the three months ended March 31, 2020, the Company recognized $78 thousand of expense related to performance share unit awards based on return of invested capital. There was no PSU activity during the three months ended March 31, 2020.

As of March 31, 2020, there was $0.6 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 2.0 years.

Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. As of March 31, 2020, the Company has accrued $0.4 million in Other liabilities in the unaudited condensed consolidated balance sheet.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

(12) Cash Distributions and Dividends

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

				Distributions/
Quarter			Distributions/	Dividends
and Year	Record Date	Distribution Date	Dividends	per share
Q4 2018	February 1, 2019	February 21, 2019	$30,543	$0.164
Q1 2019	April 26, 2019	May 8, 2019	152,082	$0.3025
Q1 2019	May 15, 2019	May 15, 2019	98	*
Q2 2019	July 26, 2019	August 7, 2019	154,146	$0.3075
Q2 2019	August 14, 2019	September 18, 2019	138	*
Q3 2019	November 1, 2019	November 13, 2019	153,033	$0.3075
Q3 2019	November 14, 2019	November 14, 2019	138	*
**	December 31, 2019	December 31, 2019	2,299	**
	Total 2019		$492,477

Q4 2019	January 31, 2020	February 12, 2020	148,876	$0.3075
*	February 14, 2020	February 14, 2020	138	*
	Total 2020		$149,014
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock as discussed in Note 13—Equity and Earnings Per Common Share.
**	Distributions declared on unvested Series B Units prior to the closing date of the Transactions that were paid upon the vesting date to the holders of the Exchanged B Units.

On April 14, 2020, the Board declared a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended March 31, 2020. The dividend will be payable on May 12, 2020 to stockholders of record as of April 30, 2020. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation to be paid on May 15, 2020 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Earnings Per Common Share. As of March 31, 2020, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

(13) Equity and Earnings Per Common Share

(a)	Preferred Stock

The Board authorized 100,000,000 shares of preferred stock in connection with the closing of the Transactions (see Note 3—Business Combination) on March 12, 2019, and issued 10,000 shares of preferred stock designated as "5.5% Series A Non-Voting Perpetual Preferred Stock" (the "Series A Preferred Stock"), to The Antero Foundation on that date. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable in cash on the 45th day following the end of each fiscal quarter, or such other dates as the Board will approve, at a rate of 5.5% per annum on (i) the liquidation preference per share of Series A Preferred Stock (as described below) and (ii) the amount of accrued and unpaid dividends for any prior dividend period on such share of Series A Preferred Stock, if any. At any time following the date of issue, in the event of a change of control, or at any time on or after March 12, 2029, the Company may redeem the Series A Preferred Stock at a price equal to $1,000 per share, plus any accrued and unpaid dividends, payable in cash; provided that if any shares of the Series A Preferred Stock are held by The Antero Foundation at the time of such redemption, the price for redemption of each share of Series A Preferred Stock will be the greater of (i)

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

$1,000 per share, plus any accrued but unpaid dividends, and (ii) the fair market value of the Series A Preferred Stock. On or after March 12, 2029, the holder of each share of Series A Preferred Stock (other than The Antero Foundation) may convert such shares, at any time and from time to time, at the option of the holder into a number of shares of AM common stock equal to the conversion ratio in effect on the applicable conversion date, subject to certain limitations. The Series A Preferred Stock ranks senior to the AM common stock as to dividend rights, as well as with respect to rights upon liquidation, winding-up or dissolution of the Company. Holders of the Series A Preferred Stock do not have any voting rights in the Company, except as required by law, or any preemptive rights.

(b)	Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three Months Ended March 31,
(in thousands)	2019	2020
Basic weighted average number of shares outstanding	253,877	483,103
Add: Dilutive effect of restricted stock units	300	—
Add: Dilutive effect of Series A preferred stock	726	—
Diluted weighted average number of shares outstanding	254,903	483,103

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share(1):
Restricted stock units	—	98
Preferred shares	—	4,762
(1)

The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common shares—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(c)	Earnings Per Common Share

Earnings per common share—basic for each period is computed by dividing net income (loss) attributable to Antero Midstream Corporation by the basic weighted average number of shares of AM common stock outstanding during the period. Earnings per common share—assuming dilution for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2019	2020
Net income (loss)	$9,648	(392,933)
Less preferred stock dividends	(29)	(138)
Net income (loss) available to common shareholders	$9,619	(393,071)

Net income (loss) per share–basic and diluted	$0.04	(0.81)
Weighted average common shares outstanding–basic	253,877	483,103
Weighted average common shares outstanding–diluted	254,903	483,103

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

(14) Fair Value Measurement

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

Goodwill

The Company estimated the fair value of its assets in performing its interim goodwill analysis. The Company utilized a combination of approaches to discounted cash flow approach, comparable company method and the market value approach. The Company used a weighted-average cost of capital of 18.0% as of March 31, 2020, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

Property and equipment

The Company estimated the undiscounted future cash flow projections to assess its property and equipment for impairment. The carrying values of certain freshwater permanent buried pipelines and equipment and fresh water surface pipelines and equipment were deemed not recoverable. As a result, the carrying values have been reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs, and a discount rate typical of third-party market participants of 19.0%, which is a Level 3 fair value measurement within the fair value hierarchy.

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

In January 2020, Antero Midstream Partners paid Antero Resources $125 million and, as of March 31, 2020, no additional contingent acquisition consideration is expected to be earned. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Senior Unsecured Notes

As of March 31, 2020 the fair value of the Company’s 2024 Notes, 2027 Notes and 2028 Notes was approximately $458 million, $416 million and $416 million, respectively, based on Level 2 market data inputs.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable at December 31, 2019 and March 31, 2020 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility at December 31, 2019 and March 31, 2020 approximated fair value because the variable interest rates are reflective of current market conditions.

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

Investment in Stonewall and MarkWest Joint Venture

The Company has a 15% equity interest in a gathering system of Stonewall Gas Gathering LLC (“Stonewall”), which operates a 67-mile pipeline on which Antero Resources is an anchor shipper.

The Company has a 50% equity interest in the joint venture (the “Joint Venture”) to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP. The Joint Venture was formed to develop processing and fractionation assets in Appalachia. MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia and a one-third interest in two MarkWest fractionators in Ohio.

The Company’s net income (loss) includes its proportionate share of the net income of the Joint Venture and Stonewall. When the Company records its proportionate share of net income, it increases equity income in the unaudited condensed consolidated statements of operations and comprehensive income and the carrying value of that investment on its balance sheet. When distributions on the Company’s proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the distribution approach under ASC 230. The Company uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because it exercises significant influence, but not control, over the entities. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the applicable board of directors and participation in policy-making decisions of Stonewall and the Joint Venture.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

	Antero			Total Investment
	Midstream		MarkWest	in Unconsolidated
(in thousands)	Partners LP	Stonewall	Joint Venture	Affiliates
Balance at December 31, 2018	$43,492	—	—	43,492
Distributions from unconsolidated affiliates	(43,492)	—	—	(43,492)
Balance at March 12, 2019	—	—	—	—
Investments in unconsolidated affiliates acquired from Antero Midstream Partners	—	142,071	426,214	568,285
Additional Investments	—	—	154,359	154,359
Equity in net income of unconsolidated affiliates(1)	—	4,117	47,198	51,315
Distributions from unconsolidated affiliates	—	(5,730)	(58,590)	(64,320)
Balance at December 31, 2019	—	140,458	569,181	709,639
Additional investments	—	—	11,690	11,690
Equity in net income of unconsolidated affiliates(1)	—	1,376	17,701	19,077
Distributions from unconsolidated affiliates	—	(2,085)	(21,543)	(23,628)
Balance at March 31, 2020	$—	139,749	577,029	716,778
(1)

As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of the date of the Transactions.

(16) Reporting Segments

Prior to the closing of the Transactions, AMGP had no reporting segment results. Following the completion of the Transactions, the Company’s operations, which are located in the United States, are organized into two reporting segments: (i) gathering and processing and (ii) water handling.

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in West Virginia and Ohio. The gathering and processing segment also includes equity in earnings from the Company’s investments in the Joint Venture and Stonewall.

Water Handling

The Company’s water handling segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs and several regional waterways. The water handling segment also includes the Clearwater Facility that was placed in service in 2018 and idled in September 2019 (See Note 4—Clearwater Facility Idling), as well as other fluid handling services, which includes high rate transfer, wastewater transportation, disposal and treatment. See Note 8—Property and Equipment.

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

The summarized operating results and assets of the Company’s reportable segments were as follows for the three months ended March 31, 2019 and 2020:

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended March 31, 2019
Revenues:
Revenue–Antero Resources	$33,534	22,351	—	55,885
Revenue–third-party	—	4	—	4
Amortization of customer relationships	(501)	(1,280)	—	(1,781)
Total revenues	33,033	21,075	—	54,108

Operating expenses:
Direct operating	2,935	12,047	—	14,982
General and administrative (excluding equity-based compensation)	1,020	574	6,792	8,386
Equity-based compensation	377	213	10,833	11,423
Depreciation	2,560	5,090	—	7,650
Accretion and change in fair value of contingent acquisition consideration	—	1,049	—	1,049
Accretion of asset retirement obligations	—	10	—	10
Total operating expenses	6,892	18,983	17,625	43,500
Operating income	$26,141	2,092	(17,625)	10,608

Equity in earnings of unconsolidated affiliates	$2,880	—	—	2,880
Total assets	$4,818,809	1,841,516	8,102	6,668,427
Additions to property and equipment	$7,677	8,328	—	16,005

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and March 31, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended March 31, 2020
Revenues:
Revenue–Antero Resources	$163,129	98,184	—	261,313
Amortization of customer relationships	(9,238)	(8,367)	—	(17,605)
Total revenues	153,891	89,817	—	243,708

Operating expenses:
Direct operating	13,391	35,337	—	48,728
General and administrative (excluding equity-based compensation)	5,044	2,905	2,250	10,199
Facility idling	—	8,678	—	8,678
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	—	89,083	—	89,083
Equity-based compensation	2,533	555	250	3,338
Depreciation	13,050	14,293	—	27,343
Accretion of asset retirement obligations	—	42	—	42
Total operating expenses	609,479	150,893	2,500	762,872
Operating loss	$(455,588)	(61,076)	(2,500)	(519,164)

Equity in earnings of unconsolidated affiliates	$19,077	—	—	19,077
Total assets	$4,347,932	1,184,095	249,332	5,781,359
Additions to property and equipment, net	$54,659	13,324	—	67,983

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners GP LP (“AMGP”), Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”), and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AM common stock”).

The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at fair value. As a result, the unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries commencing on March 13, 2019. Unless the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning and after March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries.

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to primarily service Antero Resources’ production and completion activity. We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Marcellus and Utica shale plays. Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Marcellus and Utica Shales in West Virginia and Ohio. Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways. These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. These services are provided by us directly or through third-parties with which we contract. Our assets also include other flowback and produced water treatment facilities that we use to provide water treatment services to Antero Resources.

Recent Developments and Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil and to a lesser extent natural gas and NGLs. Also in March 2020, Saudi Arabia and Russia failed to agree to cut production of oil along with the Organization of the Petroleum Exporting Countries (“OPEC”), and Saudi Arabia significantly reduced the price at which it sells oil and announced plans to increase production, which contributed to a sharp drop in the price of oil. While OPEC, Russia and other allied producers reached an agreement in April 2020 to reduce production, oil prices have remained low. The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices in March and April.

As a midstream energy company, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced Antero Resources’ production and our throughput in a significant manner. A substantial portion of our non-field level employees have transitioned temporarily to remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. To date, we have had no confirmed cases of COVID-19 within our employee group at any of our locations. Our midstream assets are located in West Virginia and Ohio to serve the production of natural gas, NGLs and oil in the Appalachian Basin, primarily by Antero Resources. Our operations support well completion and production operations for Antero Resources and as such, we are directly impacted by changes in Antero Resources’ operations. While Antero Resources has seen a decrease in the overall demand for its products, demand for natural gas and NGLs has not declined as much as demand for oil, and there has not been as substantial an oversupply of natural gas and NGLs as there has been of oil. Furthermore, the decrease in demand for oil has significantly reduced the number of rigs drilling for oil in the continental U.S. and, as a result, estimates of future gas supply associated with oil production have declined. Additionally, the restart of economic activity in Asia, coupled with lower refinery liquefied petroleum gas (“LPG”) production in the U.S., Europe, and other markets such as India, has led to strengthening prices for international LPG. The expected decline in associated gas supply is expected be beneficial to Antero Resources, as approximately 4% its revenue in 2019 was derived from oil production while 51% of its revenues were derived from natural gas sales. During the three months ended March 31, 2020, all of our gathering, compression and processing revenues were derived from the production of natural gas.

Neither our nor Antero Resources’ supply chain has thus far experienced any significant interruptions. The industry overall is experiencing storage capacity constraints with respect to oil and certain NGL products, and Antero Resources may become subject to those constraints if it is not able to sell its production, or certain components of its production, or enter into additional storage arrangements. The lack of a market or available storage for any one NGL product or oil could result in Antero Resources having to delay or discontinue well completions and commercial production or shut in production for other products as it has disclosed that it cannot curtail the production of individual products in a meaningful way without reducing the production of other products. Antero Resources has indicated that the potential impacts of these constraints may include partial shut-in of production, although it is not able to determine the extent of or for how long any shut-ins may occur. Antero Resources has also indicated that because some of its wells produce rich gas, which is processed, and some produce dry gas, which does not require processing, it has the ability to change the mix of products that it produces and wells that it completes to adjust its production to address takeaway capacity constraints for certain products better than if it had only rich gas or dry gas wells. Antero Resources has indicated that it has the ability to shut-in rich gas wells and still produce from the dry gas wells if processing or storage capacity of NGL products becomes further limited or constrained. Also, prior to the COVID-19 pandemic, Antero Resources had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for its condensate volumes. Since the outbreak of the pandemic, Antero Resources has expanded its customer base and doubled its condensate storage capacity within the basin. However, production curtailments or shut-ins by our producer customers will reduce throughput for our gathering and processing system. In addition, if our customers delay or discontinue drilling or completion activities, it will reduce the volumes of water that we handle and therefore revenues for our water distribution and handling business.

In addition, Antero Resources has reduced its drilling and completion capital budget for 2020 by approximately 34% since the beginning of the year. Antero Resources has indicated that reductions in its 2020 capital budget may impact production levels in 2021 and forward to the extent fewer wells will be brought online, which will directly impact our throughput and cash flows for the same time periods.

During the three months ended March 31, 2020 and the two previous quarters, we have recognized various impairment charges related to our Clearwater Facility, goodwill and certain freshwater delivery system assets. Additional impairment charges related to our assets may occur if we experience disruptions in operations, decreases in our revenues or other adverse effects of the COVID-19 pandemic. However, at this time we do not anticipate any further impairment charges as the Clearwater Facility and our goodwill have been fully impaired as of March 31, 2020.

In March 2020, the CARES Act was enacted. The CARES Act allows corporations with NOLs incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years. As a result of this NOLs carryback provision in the CARES Act, the Company was able to recognize an income tax refund receivable as of March 31, 2020 of $55 million, including $11 million in current income tax benefit and $44 million of previously recognized deferred income tax benefit.

Financial Results as Reported

The financial results of the Company for the three months ended March 31, 2020 are not comparative to the three months ended March 31, 2019 due to the closing of the Transactions on March 12, 2019. The results for the three months ended March 31, 2019 are not reflective of the ongoing operations and financial results of the Company because the operating and financial results of Antero Midstream Partners are only included for the period from March 13, 2019 to March 31, 2019. Accordingly, in addition to presenting a discussion of Antero Midstream Corporation’s results of operations, we are also presenting Antero Midstream Corporation’s pro forma results of operations for the three months ended March 31, 2019 and 2020, which give pro forma effect to the Transactions as if they had occurred on January 1, 2019. See additional discussion below regarding “—Items Affecting Comparability of our Financial Results.”

We recognized net income of $10 million for the three months ended March 31, 2019 and net loss of $393 million for the three months ended March 31, 2020. For the three months ended March 31, 2019 and 2020, we generated cash flows from operations of $70 million and $121 million, respectively.

Dividends Declared

Our Board of Directors declared a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended March 31, 2020. The dividend will be payable on May 12, 2020 to stockholders of record as of April 30, 2020. Our Board of Directors also declared a $138 thousand cash dividend on our shares of Series A Preferred Stock to be paid on May 15, 2020 in accordance with their terms, which are discussed in Note 13—Equity and Earnings Per Common Share.

2020 Capital Budget and Capital Spending

During 2020, we plan to expand our existing West Virginia and Ohio gathering, processing, water handling and fresh water delivery infrastructure to accommodate Antero Resources’ development plans. Antero Resources has revised its 2020 drilling and completion capital budget from $1.15 billion to $750 million, driven by a combination of increased drilling and completion efficiencies, service cost deflation and reduced activity. As a result, our revised 2020 capital budget has been reduced to a range of $210 million to $240 million from an original budget range of $300 million to $325 million and a previously revised budget of $250 million to $275 million. Antero Resources periodically reviews its capital expenditures and adjusts its budget and budget allocation based on commodity prices, operating cash flow and liquidity. Any additional adjustments to Antero Resources’ budget could result in further adjustments or reductions to our capital budget.

Our budget assumes there will not be any material curtailments to Antero Resources’ production as a result of basin-wide condensate storage constraints or any other unforeseen events arising from the global COVID-19 pandemic. A curtailment could result in a temporary reduction in throughput volumes and revenues for Antero Midstream.  Antero Resources and Antero Midstream continue to work together to find solutions to mitigate the potential impacts of the decline in demand for oil and NGLs including additional storage capacity in the northeast U.S.  In light of the uncertain market conditions impacting the energy industry, Antero

Midstream will continue to evaluate its capital budget as well as the appropriate amount of capital that is returned to shareholders through dividends and share repurchases in order to maintain its financial profile.

For the three months ended March 31, 2020, our capital expenditures were approximately $80 million, including $53 million of expansion capital, $15 million of maintenance capital and $12 million of capital investment in the Joint Venture.

Growth Incentive Fee Program With Antero Resources

On December 8, 2019, we and Antero Resources amended the existing gathering and compression agreement to establish a growth incentive fee program whereby we agreed to provide quarterly fee reductions to Antero Resources from 2020 through 2023, contingent upon Antero Resources achieving volumetric growth targets on low pressure gathering. The compression, high pressure gathering and fresh water delivery fees payable to us were unchanged. In addition, we and Antero Resources agreed to extend the primary term of such agreement by an additional four years to November 10, 2038. The following table summarizes the low pressure gathering growth incentive targets through 2023. If actual low pressure volumes are below the lowest threshold for the respective period, Antero Resources will not receive a reduction in low pressure gathering fees.

	Low Pressure Gathering	Quarterly Fee
	Volume Growth Incentive	Reduction
	Targets (MMcf/d)	(in millions)
Calendar Year 2020
First Quarter	>2,700	$12
Second Quarter	>2,700	$12
Third Quarter	>2,800	$12
Fourth Quarter	>2,900	$12
Calendar Years 2021-2023
Threshold 1	>2,900 and <3,150	$12
Threshold 2	>3,150 and <3,400	$15.5
Threshold 3	>3,400	$19

For the three months ended March 31, 2020, Antero Resources delivered low pressure gathering volumes of 2,717 MMcf/d, which resulted in a fee reduction of $12 million during the period.

Credit Facility

We expect to fund our operations through borrowings under the Credit Facility, our operating cash flows and cash on our balance sheet. As of March 31, 2020, lender commitments under the Credit Facility were $2.13 billion, with a letter of credit sublimit of $150 million. At March 31, 2020, we had borrowings of $1.2 billion and no letters of credit outstanding under the Credit Facility. See “—Debt Agreements—Antero Midstream Partners Revolving Credit Facility” for a description of the Credit Facility.

Items Affecting Comparability of Our Financial Results

Our financial results for the three months ended March 31, 2020 discussed below are not comparable to our financial results for the three months ended March 31, 2019 primarily as a result of the Merger. The Merger was accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations, and accounted for as a business combination with the acquired assets and liabilities of Antero Midstream Partners recorded at their estimated fair value. As such, effective March 12, 2019, Antero Midstream Corporation commenced consolidating Antero Midstream Partners and its subsidiaries in its condensed consolidated financial statements. As a result, the unaudited condensed consolidated statements of operations and comprehensive income and cash flows of Antero Midstream Corporation for the three months ended at March 31, 2020 includes the results of Antero Midstream Partners for the entire period. The historical unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the three months ended March 31, 2019 only include the results of operations of Antero Midstream Partners and its subsidiaries for the period after March 12, 2019, prior to which they only included AMGP’s income from distributions made on the IDRs of Antero Midstream Partners and AMGP’s expenses, which were limited to general and administrative expenses and equity-based compensation of AMGP.

Accordingly, in addition to presenting a discussion of our results of operations as reported, we are also presenting our pro forma results of operations, which give effect to the adjustments described in Exhibit 99.1 to this Quarterly Report on Form 10-Q. The pro forma information presented below should be read in conjunction with the unaudited pro forma condensed combined financial statements, which are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q and describe the assumptions and adjustments used in preparing such information. The pro forma adjustments are based on currently available information and certain estimates and assumptions. Therefore, the actual adjustments may differ from the pro forma adjustments. However, management believes that the pro forma assumptions provide a reasonable basis for presenting the results of operations on a more meaningful basis.

Results of Operations as Reported

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2020

Revenue and Direct Operating Expenses. Revenues from Antero Resources and direct operating expenses reflect revenue and operating expenses generated by Antero Midstream Partners after the completion of the Transactions on March 12, 2019.

General and administrative expenses. General and administrative expenses (excluding equity-based compensation expense) increased from $8 million for the three months ended March 31, 2019 to $10 million for the three months ended March 31, 2020. The increase was primarily due to the inclusion of general and administrative expenses of Antero Midstream Partners after the completion of the Transactions on March 12, 2019, partially offset by cost reduction efforts. Equity-based compensation decreased from $11 million for the three months ended March 31, 2019 to $3 million for the three months ended March 31, 2020 due to the Series B Exchange.

Impairment of goodwill expense. Impairment of goodwill expense of $575 million for the three months ended March 31, 2020 reflects an impairment of the goodwill that was associated with our gathering system due to declines in commodity prices and the industry environment.

Impairment of property and equipment expense. Impairment of property and equipment expense of $89 million for the three months ended March 31, 2020 was for the impairment of fresh water delivery assets in the Utica Shale region.

Depreciation expense. Depreciation expense increased from $8 million for the three months ended March 31, 2019 to $27 million for the three months ended March 31, 2020 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Interest expense. Interest expense increased from $6 million for the three months ended March 31, 2019 to $38 million for the three months ended March 31, 2020 as a result of the acquisition of Antero Midstream Partners on March 12, 2019, which included the assumption of approximately $2.4 billion of debt, and Antero Midstream Partners’ issuance of $650 million of 5.75% senior unsecured notes in June 2019.

Operating income (loss). Total operating income was $11 million for the three months ended March 31, 2019. Operating loss was $519 million for the three months ended March 31, 2020. The change is primarily due to impairment of goodwill and property and equipment and as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased from $3 million for the three months ended March 31, 2019 to $19 million for the three months ended March 31, 2020 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Income tax benefit. Income tax benefit increased from income tax benefit of $2 million for the three months ended March 31, 2019 to $145 million for the three months ended March 31, 2020. The income tax benefit for the three months ended March 31, 2020 was primarily due to the loss before income taxes for the three months ended March 31, 2020 coupled with an $11 million benefit related to the carryback of NOLs to prior tax years. This carryback generated a federal income tax receivable of $55 million. This receivable is a result of a provision included in the CARES Act that allows corporations with NOLs incurred in 2018, 2019 and 2020 to carryback such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there is taxable income, and claim an income tax refund in the applicable carryback years. The income tax receivable account is classified as a current asset on the balance sheet.

Segment Results of Operations

Unless the context otherwise requires, references in this “Pro Forma Segment Results of Operations” to the “Company,” “we,” “us” or “our” refer to, and the results of operations discussed below relate to, the combined results of Antero Midstream Corporation and Antero Midstream Partners as if the Transactions had occurred on January 1, 2019.

The pro forma segment results of operations and the pro forma operations data for the three months ended March 31, 2019 have been prepared to give pro forma effect to the Transactions as if they had occurred on January 1, 2019. For the three months ended March 31, 2020, actual segment results of operations and operations data has been presented. The pro forma adjustments are based on currently available information and certain estimates and assumptions, including the finalized purchase price allocation for the acquisition of Antero Midstream Partners. Management believes that the pro forma assumptions provide a reasonable basis for presenting the significant effects of the Transactions.

The pro forma information is for illustrative purposes only. If the Transactions had occurred on January 1, 2019, operating results might have been materially different from those presented in the pro forma financial information. The pro forma financial information should not be relied upon as an indication of operating results that we would have achieved if the Transactions had taken place on January 1, 2019. In addition, future results may vary significantly from the pro forma results reflected herein and should not be relied upon as an indication of our future results. The pro forma information presented below should be read in conjunction with the unaudited pro forma condensed combined financial statements, which are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q.

Pro Forma Segment Results of Operations for the three months ended March 31, 2019

					Pro Forma
	Gathering and	Water	Pro Forma		Consolidated
(in thousands)	Processing	Handling	Adjustments	Unallocated (1)	Total
Three months ended March 31, 2019
Revenues:
Revenue–Antero Resources	$158,307	115,888	—	—	274,195
Revenue–third-party	—	55	—	—	55
Amortization of customer contracts	(501)	(1,280)	(15,989)	—	(17,770)
Total revenues	157,806	114,663	(15,989)	—	256,480

Operating expenses:
Direct operating	14,108	65,692	—	—	79,800
General and administrative (excluding equity-based compensation)	10,912	6,998	(15,345)	6,792	9,357
Equity-based compensation	1,963	1,104	—	10,833	13,900
Impairment of property and equipment	6,590	392	—	—	6,982
Depreciation	10,882	18,475	1,479	—	30,836
Accretion and change in fair value of contingent acquisition consideration	—	2,977	—	—	2,977
Accretion of asset retirement obligations	—	73	—	—	73
Total operating expenses	44,455	95,711	(13,866)	17,625	143,925
Operating income	113,351	18,952	(2,123)	(17,625)	112,555
Other income (expenses):
Interest expense, net	—	—	(3,301)	(23,032)	(26,333)
Equity in earnings of unconsolidated affiliates	15,144	—	(989)	—	14,155
Income before taxes	128,495	18,952	(6,413)	(40,657)	100,377
Provision for income tax expense	—	—	(23,276)	2,377	(20,899)
Net income and comprehensive income	$128,495	18,952	(29,689)	(38,280)	79,478

Adjusted EBITDA(2)					$202,473
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Segment Results of Operations for the three months ended March 31, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended March 31, 2020
Revenues:
Revenue–Antero Resources	$175,129	98,184	—	273,313
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,238)	(8,367)	—	(17,605)
Total revenues	153,891	89,817	—	243,708

Operating expenses:
Direct operating	13,391	35,337	—	48,728
General and administrative (excluding equity-based compensation)	5,044	2,905	2,250	10,199
Facility idling	—	8,678	—	8,678
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	—	89,083	—	89,083
Equity-based compensation	2,533	555	250	3,338
Depreciation	13,050	14,293	—	27,343
Accretion of asset retirement obligations	—	42	—	42
Total operating expenses	609,479	150,893	2,500	762,872
Operating loss	(455,588)	(61,076)	(2,500)	(519,164)
Other income (expenses):
Interest expense, net	—	—	(37,631)	(37,631)
Equity in earnings of unconsolidated affiliates	19,077	—	—	19,077
Loss before taxes	(436,511)	(61,076)	(40,131)	(537,718)
Provision for income tax benefit	—	—	144,785	144,785
Net income loss and comprehensive loss	$(436,511)	(61,076)	104,654	(392,933)

Adjusted EBITDA(2)				$217,336
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data below represents the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the three months ended March 31, 2019 and 2020.

	Three Months Ended		Amount of
	March 31,		Increase	Percentage
	2019(1)	2020	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	230,540	247,223	16,683	7%
Gathering—high pressure (MMcf)	224,786	245,446	20,660	9%
Compression (MMcf)	202,938	228,967	26,029	13%
Fresh water delivery (MBbl)	13,732	16,620	2,888	21%
Treated water (MBbl)	2,147	—	(2,147)	*
Other fluid handling (MBbl)	5,066	5,600	534	11%
Wells serviced by fresh water delivery	31	43	12	39%
Gathering—low pressure (MMcf/d)	2,562	2,717	155	6%
Gathering—high pressure (MMcf/d)	2,498	2,697	199	8%
Compression (MMcf/d)	2,255	2,516	261	12%
Fresh water delivery (MBbl/d)	153	183	30	20%
Treated water (MBbl/d)	24	—	(24)	*
Other fluid handling (MBbl/d)	56	61	5	9%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.33	—	*
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average compression fee ($/Mcf)	$0.19	0.20	0.01	5%
Average fresh water delivery fee ($/Bbl)	$3.89	3.96	0.07	2%
Average treatment fee ($/Bbl)	$4.48	—	(4.48)	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	89,652	120,514	30,862	34%
Fractionation—Joint Venture (MBbl)	1,981	2,984	1,003	51%
Processing—Joint Venture (MMcf/d)	996	1,324	328	33%
Fractionation—Joint Venture (MBbl/d)	22	33	11	50%
(1)	Pro forma.
*	Not meaningful or applicable.

Discussion of Results of Operations Three Months Ended March 31, 2019 (Pro Forma) Compared to Three Months Ended March 31, 2020

Revenues. Total revenues decreased by 5%, from $256 million, including amortization of customer relationships of $18 million, for the three months ended March 31, 2019 to $244 million including amortization of customer relationships of $18 million, for the three months ended March 31, 2020. Gathering and processing revenues decreased by 2%, from $158 million for the three months ended March 31, 2019 to $154 million for the three months ended March 31, 2020. Water handling revenues decreased by 22%, from $115 million for the three months ended March 31, 2019 to $90 million for the three months ended March 31, 2020. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue decreased $6 million period over period due to a $12 million rebate to Antero Resources for achieving certain volumetric targets, partially offset by an increase in throughput volumes of 17 Bcf, or 155 MMcf/d. Low pressure gathering volumes increased due to 131 additional wells connected to our system since March 31, 2019;
●	high pressure gathering revenue increased $5 million period over period due to an increase in throughput volumes of 21 Bcf, or 199 MMcf/d due to additional wells connected to our system; and
●	compression revenue increased $6 million period over period due to an increase in throughput volumes of 26 Bcf, or 261 MMcf/d, primarily due to additional wells connected to our system.

Water Handling

●	fresh water delivery revenue increased $13 million period over period due to an increase in fresh water delivery of 2,888 MBbl, or 30 MBbl/d, as a result of an increase in the number of wells completed;
●	revenue from the Clearwater Facility decreased $10 million for the period due to idling the Clearwater Facility in September 2019; and
●	other fluid handling services revenue decreased $21 million as costs for these services, which are billed at cost plus 3%, decreased as a result of operational efficiencies associated with our flowback and produced wastewater services, which commenced in the fourth quarter of 2019, and cost reductions.

Direct operating expenses. Total direct operating expenses decreased by 39%, from $80 million for the three months ended March 31, 2019 to $49 million for the three months ended March 31, 2020. Gathering and processing direct operating expenses remained relatively consistent for the three months ended March 31, 2019 and 2020 at $14 million and $13 million, respectively. Water handling direct operating expenses decreased from $66 million for the three months ended March 31, 2019 to $35 million for the three months ended March 31, 2020. The decrease was primarily due to a reduction of flowback and produced wastewater operations and increased wastewater handling operational efficiencies.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $9 million and $10 million for the three months ended March 31, 2019 and 2020, respectively.

Equity-based compensation expenses. Equity-based compensation expenses decreased from $14 million for the three months ended March 31, 2019 to $3 million for the three months ended March 31, 2020 due to the Exchanged Series B Units being fully vested on December 31, 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $575 million for the three months ended March 31, 2020 reflects an impairment of the goodwill that was associated with our gathering system due to declines in commodity prices and the industry environment.

Impairment of property and equipment expense. Impairment of property and equipment expense of $7 million for three months ended March 31, 2019 was for the decommissioning of assets related to a third-party compressor station. Impairment of property and equipment expense of $89 million for the three months ended March 31, 2020 was for the impairment of fresh water delivery assets in the Utica Shale region.

Depreciation expense. Total depreciation expense decreased by 11%, from $31 million for the three months ended March 31, 2019 to $27 million for the three months ended March 31, 2020 primarily due to assets impaired during the third quarter of 2019, partially offset by additional gathering, compression and water handling assets placed in service.

Accretion and change in fair value of contingent acquisition consideration. Accretion of contingent acquisition consideration decreased from $3 million for the three months ended March 31, 2019 to none for the three months ended March 31, 2020 as contingent consideration was paid in January 2020. No additional contingent consideration is expected to be paid.

Interest expense. Interest expense increased by 43%, from $26 million for the three months ended March 31, 2019 to $38 million for the three months ended March 31, 2020 primarily due to (i) an increase in interest expense incurred on increased borrowings under the Credit Facility during the period, (ii) the issuance of $650 million of 5.75% senior unsecured notes on February 25, 2019, and (iii) the issuance of $650 million of 5.75% senior unsecured notes on June 28, 2019.

Operating income (loss). Total operating income for the three months ended March 31, 2019 was $113 million. Total operating loss for the three months ended March 31, 2020 was $519 million. Gathering and processing operating income was $113 million for the three months ended March 31, 2019. Gathering and processing operating loss was $456 million for the three months ended March 31, 2020, primarily due to an impairment of goodwill. Water handling operating income was $19 million for the three months ended March 31, 2019. Water handling operating loss was $61 million for the three months ended March 31, 2020, primarily due to the impairment of fresh water delivery assets.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 35%, from $14 million for the three months ended March 31, 2019 to $19 million for the three months ended March 31, 2020 primarily attributable to an increase in the level of operations at the Joint Venture in the three months ended March 31, 2020.

Net income (loss). Net income was $79 million for the three months ended March 31, 2019. Net loss was $393 million for the three months ended March 31, 2020 primarily due to a $575 million impairment of goodwill expense for our gathering system and an $89 million impairment of freshwater delivery assets.

Adjusted EBITDA. Adjusted EBITDA increased by 7%, from $202 million for the three months ended March 31, 2019 to $217 million for the three months ended March 31, 2020. The increase was primarily due to increased throughput and decreased direct operating expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity as Reported

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flow, cash on our balance sheet and borrowings under the Credit Facility. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash dividends and share repurchases under our share repurchases program for at least the next twelve months.

Our Board of Directors declared a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended March 31, 2020. The dividend will be payable on May 12, 2020 to stockholders of record as of April 30, 2020. Our Board of Directors also declared a cash dividend of $138,000 on the shares of Series A Preferred Stock, which will be paid on May 15, 2020 in accordance with their terms, which are discussed in Note 13—Equity and Earnings Per Common Share. As of March 31, 2020, there were dividends in the amount of $69,000 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by a combination of cash flows from operations or borrowings under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2020:

	Three Months Ended March 31,
(in thousands)	2019	2020	Increase
Net cash provided by operating activities	$69,587	120,720	51,133
Net cash used in investing activities	(61,178)	(77,377)	16,199
Net cash used in financing activities	(9,263)	(44,578)	35,315
Net decrease in cash and cash equivalents	$(854)	(1,235)

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $70 million and $121 million for the three months ended March 31, 2019 and 2020, respectively. The increase in cash flows provided by operations for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily the result of increased cash flows associated with the Merger.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities was $61 million and $77 million for the three months ended March 31, 2019 and 2020, respectively. The increase in cash flows used in investing activities was due to $55 million of additions to our gathering system and $13 million of additions to our water handling system during the three months ended March 31, 2020 compared to additions of $8 million to our gathering facility and $8 million of additions to our water handling facility during the three months ended March 31, 2019.

Antero Midstream Partners’ capital spending for the full three months ended March 31, 2019 included investing activities of (i) $56 million to our gathering system, (ii) $37 million to our water handling system, and (iii) $91 million invested in our Joint Venture.

Our revised capital budget has been reduced to a range of $210 million to $240 million from an original budget range of $300 million to $325 million for 2020. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels or if Antero Resources temporarily curtails or shuts-in production, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $9 million and $45 million for the three months ended March 31, 2019 and 2020, respectively. For the three months ended March 31, 2019, net cash used in financing activities included: (i); total distributions to shareholders and holders of Series B Units of $34 million; and (ii) net borrowings on the Credit Facility of $25 million. Net cash used in financing activities for the three months ended March 31, 2020 included: (i) total dividends paid to common and preferred shareholders of $149 million, (ii) $125 million (net of $34 million reflected in the cash flows provided by operating operations related to the accretion of fair value) paid to Antero Resources for the fair value of contingent acquisition consideration at the date of acquisition, (iii) $211 million in net borrowings on our Credit Facility, and (iv) $16 million of repurchases of common stock.

Debt Agreements and Contractual Obligations

Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, as borrower (the “Borrower”), entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with a consortium of banks on October 26, 2017. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower elects to enter into an Investment Grade Period, as described below. Our Credit Facility provides for borrowing under either the Eurodollar Rate or the Base Rate (as each term is defined in the credit facility agreement).

The Credit Facility matures on October 26, 2022. At March 31, 2020, we had $1.2 billion of borrowings and no letters of credit outstanding under the Credit Facility. Lender commitments under the Credit Facility are currently $2.13 billion.

Under the Credit Facility, “Investment Grade Period” is a period that, as long as no event of default has occurred and the Borrower is in pro forma compliance with the financial covenants under the Credit Facility, commences when the Borrower elects to give notice to the Administrative Agent that the Borrower has received at least one of either (i) a BBB- or better rating from S&P Global Ratings (“S&P”) or (ii) a Baa3 or better from Moody’s (provided that the non-investment grade rating from the other rating agency is at least either Ba1 if Moody’s or BB+ if S&P (an “Investment Grade Rating”)). An Investment Grade Period can end at the Borrower’s election.

We have a choice of borrowing in Eurodollars or at the base rate. Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable (i) with respect to base rate loans, quarterly and (ii) with respect to Eurodollar loans, the last day of each Interest Period (as defined below); provided that if any Interest Period for a Eurodollar loan exceeds three months, interest will be payable on the respective dates that fall every three months after the beginning of such Interest Period. Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate administered by the ICE Benchmark Administration for one, two, three, six or, if available to the lenders, twelve months (the “Interest Period”) plus an applicable margin ranging from (i) 125 to 225 basis points during any period that is not an Investment Grade Period, depending on the leverage ratio then in effect and (ii) 112.5 to 200 basis points during an Investment Grade Period, depending on the Borrower’s credit rating then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from (i) 25 to 125 basis points during any period that is not an Investment Grade Period, depending on the leverage ratio then in effect, and (ii) 12.5 to 100 basis points during an Investment Grade Period, depending on the Borrower’s credit rating then in effect.

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

We were in compliance with the applicable covenants and ratios as of March 31, 2020. The actual borrowing capacity available to Antero Midstream Partners may be limited by the interest coverage ratio, consolidated total leverage ratio, and consolidated senior secured leverage ratio covenants.

Senior Notes

Please refer to Note 9—Long-Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K for information on our senior notes.

Contractual Obligations

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance. A summary of our contractual obligations by maturity date as of March 31, 2020 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Credit Facility (1)	$—	—	1,171	—	—	—	—	1,171
5.375% senior notes due 2024—principal	—	—	—	—	650	—	—	650
5.375% senior notes due 2024—interest	17	35	35	35	35	—	—	157
5.75% senior notes due 2027—principal	—	—	—	—	—	—	650	650
5.75% senior notes due 2027—interest	19	37	37	37	37	37	56	260
5.75% senior notes due 2028—principal	—	—	—	—	—	—	650	650
5.75% senior notes due 2028—interest	19	37	37	37	37	37	93	297
Asset retirement obligations	3	—	—	1	—	—	2	6
Total	$58	109	1,280	110	759	74	1,451	3,841

(1)	Includes outstanding principal amounts on the Credit Facility at March 31, 2020. This table does not include future commitment fees, interest expense or other fees on the Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or interest rates that may be charged.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. In our presentation of Adjusted EBITDA for the three months ended March 31, 2020, net income (loss) and the corresponding adjustments reflect our actual results of operations.  In our presentation of Adjusted EBITDA for the three months ended March 31, 2019, net income (loss) and the corresponding adjustments reflect our pro forma results of operations. The pro forma information should be read in conjunction with the unaudited pro forma condensed combined financial statements, which are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q. For more information, see “Items Affecting Comparability of Our Financial Results.”

We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships and including cash distributions from unconsolidated affiliates.

We use Adjusted EBITDA to assess:

● the financial performance of our assets, without regard to financing methods, capital structure or historical cost basis;

● our operating performance and return on capital as compared to other publicly traded companies in the midstream energy sector, without regard to financing or capital structure; and

● the viability of acquisitions and other capital expenditure projects.

Adjusted EBITDA is a non-GAAP financial measure. The GAAP measure most directly comparable to Adjusted EBITDA is net income. The non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income. Adjusted EBITDA presentations are not made in accordance with GAAP and have important limitations as an analytical tool because they include some, but not all, items that affect net income. You should not consider Adjusted EBITDA in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other corporations.

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended March 31,
(in thousands)	2019 (1)	2020
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$79,478	(392,933)
Interest expense, net	26,333	37,631
Income tax expense (benefit)	20,899	(144,785)
Amortization of customer relationships	17,770	17,605
Depreciation expense	30,836	27,343
Impairment	6,982	664,544
Accretion and change in fair value of contingent acquisition consideration	3,050	42
Equity-based compensation	13,900	3,338
Equity in earnings of unconsolidated affiliates	(14,155)	(19,077)
Distributions from unconsolidated affiliates	17,380	23,628
Adjusted EBITDA	$202,473	217,336
(1)	Pro Forma.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in the 2019 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended March 31, 2020 that had or are expected to have a material effect on the Company’s financial reporting.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At March 31, 2020, we had $1.2 billion of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $2.8 million increase in interest expense for the three months ended March 31, 2020.

Credit Risk

We are dependent on Antero Resources as our primary customer, and we expect to derive a substantially all of our revenues from Antero Resources for the foreseeable future. As a result, any event, whether in our area of operations or otherwise, that adversely affects Antero Resources’ production, drilling schedule, financial condition, leverage, market reputation, liquidity, results of operations or cash flows may adversely affect our revenues and operating results.

Further, we are subject to the risk of non-payment or non-performance by Antero Resources, including with respect to our gathering and compression and water handling services agreements. We cannot predict the extent to which Antero Resources’ business would be impacted if conditions in the energy industry were to continue to deteriorate, nor can we estimate the impact such conditions would have on Antero Resources’ ability to execute its drilling and development program or to perform under our agreements. Any material non-payment or non-performance by Antero Resources could adversely affect our revenues and operating results and our ability to return capital to stockholders.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Veolia

The Company is currently involved in a consolidated lawsuit with Veolia Water Technologies, Inc. (“Veolia”) and Veolia Water North America Operating Services, LLC (“Veolia North America”) relating to the Clearwater Facility.

On March 13, 2020, Antero Treatment LLC (“Antero Treatment”), a wholly owned subsidiary of the Company, filed suit against Veolia and Veolia North America in Denver County, Colorado, asserting claims of fraud, breach of contract, and other related claims. Antero Treatment alleges that Veolia failed to meet its contractual obligations to design and build a “turnkey” wastewater disposal facility under a Design/Build Agreement dated August 18, 2015 (the “DBA”), and that Veolia fraudulently concealed certain design flaws during contract negotiations and continued to conceal and fraudulently misrepresent the impact of certain design changes post-execution of the DBA. Antero Treatment is seeking damages from Veolia of at least $457 million, which represents the Company’s recorded impairment of the idled Clearwater Facility. In the alternative, based on Veolia’s fraudulent actions and material breaches of the DBA, Antero Treatment is seeking rescission of the DBA and restitution of, at a minimum, the $230 million out-of-pocket costs paid to Veolia pursuant to the DBA.

On March 13, 2020, Veolia filed a separate suit against the Company, Antero Resources, and certain of the Company’s wholly owned subsidiaries (collectively, the “Antero Defendants”) in Denver County, Colorado. In its lawsuit, Veolia asserts breach of contract and equitable claims against the Antero Defendants for alleged failures under the DBA, including an allegation that the Antero Defendants improperly terminated the DBA to prevent Veolia from earning an approximate $26 million contract balance. The Antero Defendants vigorously deny Veolia’s claims. Veolia seeks money damages in an amount not yet specified. Veolia’s suit has been consolidated into the action filed by Antero Treatment.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2019 Form 10-K in addition to the risks described below. Other than as described below, there have been no material changes to the risks described in the 2019 Form 10-K. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us. Any such risk, in addition to those described below and in the 2019 Form 10-K, may materially and adversely affect our business, financial condition, cash flows, and results of operations.

A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.

The marketing of the natural gas, NGLs and oil of our producer customers is substantially dependent upon the existence of adequate markets for their products. In response to the COVID-19 pandemic, governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in the demand for oil, natural gas and NGLs. The imbalance between the supply of and demand for these products, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices in March and April. Also as a result of this imbalance, the industry is experiencing storage capacity constraints with respect to oil and certain NGL products. If Antero Resources or any of our other customers are unable to sell their production or enter into additional storage arrangements on commercially reasonable terms or at all, they may be forced to temporarily shut in a portion of their production or delay or discontinue drilling and completion plans and commercial production. Antero Resources has indicated that it may be required to temporarily shut-in a portion of its production. Production curtailments or shut-ins by our producer customers will reduce volumes flowing through our gathering and processing system. In addition, if our customers delay or discontinue drilling or completion activities, it will reduce the volumes of water that we handle. A material reduction in volumes on our systems could adversely affect our business, our revenue and cash flows and could adversely affect our ability to return capital to our stockholders through dividends and/or repurchases of shares of AM common stock.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

The global or national outbreak of an infectious disease, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 outbreak and (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns, to ensure the safety of employees and others. While it is not possible to predict their extent or durations, these disruptions may have a material adverse effect on our business, financial condition and results of operations and could adversely affect our ability to return capital to our stockholders through dividends and/or repurchases of shares of AM common stock.

Further, adverse impacts on Antero Resources’ business resulting from any such outbreak may also adversely affect our business and results of operations. The effects of COVID-19 and concerns regarding its global spread have negatively impacted domestic and international demand for crude oil and natural gas, which has and could continue to contribute to price volatility, impact the price Antero Resources receives for its natural gas, NGLs, and oil, and materially and adversely affect the demand for and marketability of Antero Resources’ production and production levels. For example, Antero Resources has indicated that it may be required to temporarily shut-in a portion of its production. For further discussion of the business risks of Antero Resources that may impact us, see “Because substantially all of our revenue is derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us” in “Item 1A. Risk Factors” in the 2019 Form 10-K, along with the other risks set forth therein, the effects of which may be heightened to the extent the COVID-19 pandemic adversely affects our business and financial results.

We are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.

Our operations are subject to complex and stringent federal, state and local laws and regulations. In order to conduct our operations in compliance with these laws and regulations, we must obtain and maintain numerous permits, approvals and certificates from various federal, state and local governmental authorities. We may incur substantial costs in order to maintain compliance with these existing laws and regulations and the permits and other approvals issued thereunder. In addition, our costs of compliance may increase or operational delays may occur if existing laws and regulations are revised or reinterpreted, or if new laws and regulations apply to our operations. For example, in April 2020, the federal district court for the district of Montana issued a broad order vacating the U.S. Army Corps of Engineers Clean Water Act Section 404 Nationwide Permit 12 (“NWP 12”) for alleged failure to comply with consultation requirements under the federal Endangered Species Act. Pipeline companies and other developers of linear infrastructure frequently rely upon NWP 12 for construction and maintenance projects in jurisdictional wetland areas. While the full extent and impact of the vacatur is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the U.S. Army Corps of Engineers (the “Corps”). Failure to comply with such laws and regulations, including any evolving interpretation and enforcement by governmental authorities, could have a material adverse effect on our business, financial condition and results of operations. Also, we might not be able to obtain or maintain all required environmental regulatory approvals for our operations. If there is a delay in obtaining any required environmental regulatory approvals, or if we fail to obtain and comply with them, the operation or construction of our facilities could be prevented or become subject to additional costs.

In addition, new or additional regulations, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act and analogous state laws, or that impose new permitting requirements on our operations could result in increased costs or delays of, or denial of rights to conduct, our development programs. For example, in September 2015, the United States Environmental Protection Agency (the “EPA”) and the Corps issued a final rule under the federal Clean Water Act (the “CWA”) defining the scope of the EPA’s and the Corps’ jurisdiction over waters of the United States (“WOTUS”), but following the change in U.S. Presidential Administrations, there have been several attempts to modify or eliminate this rule. For example, on April 21, 2020, the EPA and the Corps published the Navigable Waters Protection Rule in the federal register, which rule narrows the definition of “waters of the United States” relative to the prior 2015 rulemaking. However, legal challenges to the new rule are expected, and multiple challenges to the EPA’s prior rulemakings remain pending. As a result of these developments, future implementation of the rule is uncertain at this time. To the extent any rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. Further, the discharges of natural gas, NGLs, oil, and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. Please read “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” of our 2019 Form 10-K for a further description of laws and regulations that affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number of	Approximate Value
	Number of	Average Price	Common	of Common
	Common	Paid per	Shares Purchased	Shares that May
	Shares	Common	as Part of Publicly	Yet be Purchased
Period	Purchased(1)	Share	Announced Plans(2)	Under the Plan
January 1, 2020 – January 31, 2020	3,486	$7.59	—	N/A
February 1, 2020 – February 29, 2020	1,500,000	$4.48	1,500,000	$167,745,268
March 1, 2020 – March 31, 2020	3,200,000	$2.83	3,200,000	$158,656,788
Total	4,703,486	$3.36	4,700,000	$158,656,788
(1)	The total number of shares purchased includes 3,486 shares repurchased in January, representing shares of AM common stock transferred to us to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees. There were no such repurchases in February and March.
(2)	In August 2019, the Company’s Board of Directors authorized a $300 million share repurchase program. During the three months ended March 31, 2020, we repurchased 4,700,000 shares under this program for a total of $16 million, or a weighted average of $3.36 per share.

Item 6.Exhibits

Exhibit Number		Description of Exhibit
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

10.1	*	Form of Retention Award Grant Notice and Retention Award Agreement under the Antero Midstream Corporation Long Term Incentive Plan.
31.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Unaudited pro forma condensed combined financial statements of Antero Midstream Corporation.
101	*

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended March 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM CORPORATION

By:	/s/ Michael N. Kennedy
MICHAEL N. KENNEDY
Chief Financial Officer

Date:	April 29, 2020