Form 10-Q
period 2020-06-30
Antero Midstream Corp
filed 2020-07-30
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The registrant had 476,597,058 shares of common stock outstanding as of July 24, 2020.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	impacts of world health events, including the coronavirus (COVID-19) pandemic;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	our ability to execute our share repurchase program;
●	competition and government regulations;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events, including the COVID-19 pandemic, potential shut-ins of production by producers due to lack of downstream demand or storage capacity, and the other risks described or referenced under the heading “Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”) and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, each of which is on file with the Securities and Exchange Commission (“SEC”).

Should one or more of the risks or uncertainties described or referenced in this Quarterly Report on Form 10-Q occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2019 and June 30, 2020

(In thousands)

		(Unaudited)
	December 31,	June 30,
	2019	2020
Assets
Cash and cash equivalents	$1,235	2,997
Accounts receivable–Antero Resources	101,029	76,088
Accounts receivable–third party	4,574	3,392
Income tax receivable	—	17,547
Other current assets	1,720	645
Total current assets	108,558	100,669
Property and equipment, net	3,273,410	3,249,643
Investments in unconsolidated affiliates	709,639	729,823
Deferred tax asset	103,231	160,579
Customer relationships	1,498,119	1,462,908
Goodwill	575,461	—
Other assets, net	14,460	11,433
Total assets	$6,282,878	5,715,055

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$3,146	2,714
Accounts payable–third party	6,645	19,822
Accrued liabilities	104,188	72,284
Contingent acquisition consideration	125,000	—
Other current liabilities	3,105	3,325
Total current liabilities	242,084	98,145
Long-term liabilities:
Long-term debt	2,892,249	3,088,785
Other	5,131	4,943
Total liabilities	3,139,464	3,191,873

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized at December 31, 2019 and June 30, 2020, respectively
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding at both December 31, 2019 and June 30, 2020	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 484,042 and 476,486 issued and outstanding at December 31, 2019 and June 30, 2020, respectively	4,840	4,765
Additional paid-in capital	3,480,139	3,164,474
Accumulated loss	(341,565)	(646,057)
Total stockholders' equity	3,143,414	2,523,182
Total liabilities and stockholders' equity	$6,282,878	5,715,055

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

Three Months Ended June 30, 2019 and 2020

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2019	2020
Revenue:
Gathering and compression–Antero Resources	$168,925	173,991
Water handling–Antero Resources	95,181	63,351
Water handling and treatment–third party	46	—
Amortization of customer relationships	(8,534)	(17,606)
Total revenue	255,618	219,736
Operating expenses:
Direct operating	63,998	42,067
General and administrative (including $21,543 and $2,697 of equity-based compensation in 2019 and 2020, respectively)	34,622	12,422
Facility idling	—	2,475
Impairment of property and equipment	594	—
Depreciation	36,447	27,745
Accretion and change in fair value of contingent acquisition consideration	2,297	—
Accretion of asset retirement obligations	69	61
Loss on asset sale	—	240
Total operating expenses	138,027	85,010
Operating income	117,591	134,726
Interest expense, net	(31,521)	(35,311)
Equity in earnings of unconsolidated affiliates	13,623	20,947
Income before income taxes	99,693	120,362
Provision for income tax expense	(30,419)	(31,921)
Net income and comprehensive income	$69,274	88,441

Net income per share–basic	$0.14	0.19
Net income per share–diluted	$0.14	0.18

Weighted average common shares outstanding:
Basic	506,816	476,836
Diluted	507,767	478,837

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Six Months Ended June 30, 2019 and 2020

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2019	2020
Revenue:
Gathering and compression–Antero Resources	$202,459	337,120
Water handling–Antero Resources	117,532	161,535
Water handling–third party	50	—
Amortization of customer relationships	(10,315)	(35,211)
Total revenue	309,726	463,444
Operating expenses:
Direct operating	78,980	90,795
General and administrative (including $32,966 and $6,035 of equity-based compensation in 2019 and 2020, respectively)	54,431	25,959
Facility idling	—	11,153
Impairment of goodwill	—	575,461
Impairment of property and equipment	594	89,083
Depreciation	44,097	55,088
Accretion and change in fair value of contingent acquisition consideration	3,346	—
Accretion of asset retirement obligations	79	103
Loss on asset sale	—	240
Total operating expenses	181,527	847,882
Operating income (loss)	128,199	(384,438)
Interest expense, net	(37,738)	(72,942)
Equity in earnings of unconsolidated affiliates	16,503	40,024
Income (loss) before income taxes	106,964	(417,356)
Provision for income tax benefit (expense)	(28,042)	112,864
Net income (loss) and comprehensive income (loss)	$78,922	(304,492)

Net income (loss) per share–basic and diluted	$0.21	(0.63)

Weighted average common shares outstanding:
Basic	381,045	479,969
Diluted	382,026	479,969

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statement of Partners’ Capital and Stockholders’ Equity

Six Months Ended June 30, 2019

(Unaudited)

(In thousands)

	Common
	Shares
	Representing
	Limited					Additional
	Partner	Series B	Preferred	Common Stock		Paid-In	Accumulated	Total
	Interests	Unitholders	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2018	$(41,969)	72,830	—	—	$—	—	—	30,861
Distributions to unitholders	(30,543)	(3,720)	—	—	—	—	—	(34,263)
Net (loss) and comprehensive (loss) pre-acquisition	(13,549)	—	—	—	—	—	—	(13,549)
Equity-based compensation pre-acquisition	7,034	—	—	—	—	—	—	7,034
Exchange of common shares for shares of common stock and cash consideration paid	79,027	(69,110)	—	506,641	5,066	4,002,898	—	4,017,881
Issuance of Series A non-voting perpetual preferred stock	—	—	—	—	—	—	—	—
Equity-based compensation post-acquisition	—	—	—	—	—	4,389	—	4,389
Net income and comprehensive income post-acquisition	—	—	—	—	—	—	23,197	23,197
Balance at March 31, 2019	—	—	—	506,641	5,066	4,007,287	23,197	4,035,550
Dividends to shareholders	—	—	—	—	—	(152,180)	—	(152,180)
Equity-based compensation	—	—	—	—	—	21,543	—	21,543
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	—	206	2	(1,830)	—	(1,828)
Net income and comprehensive income	—	—	—	—	—	—	69,274	69,274
Balance at June 30, 2019	$—	—	—	506,847	$5,068	3,874,820	92,471	3,972,359

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity

Six Months Ended June 30, 2020

(Unaudited)

(In thousands)

				Additional	Accumulated
	Preferred	Common Stock		Paid-In	Income	Total
	Stock	Shares	Amount	Capital	(Loss)	Equity
Balance at December 31, 2019	$—	484,042	$4,840	3,480,139	(341,565)	3,143,414
Dividends to stockholders	—	—	—	(149,014)	—	(149,014)
Equity-based compensation	—	—	—	3,338	—	3,338
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	43	—	(26)	—	(26)
Repurchases and retirement of common stock	—	(4,700)	(46)	(15,778)	—	(15,824)
Net (loss) and comprehensive (loss)	—	—	—	—	(392,933)	(392,933)
Balance at March 31, 2020	$—	479,385	$4,794	3,318,659	(734,498)	2,588,955
Dividends to stockholders	—	—	—	(147,656)	—	(147,656)
Equity-based compensation	—	—	—	2,697	—	2,697
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	311	4	(370)	—	(366)
Repurchases and retirement of common stock	—	(3,210)	(33)	(8,856)	—	(8,889)
Net income and comprehensive income	—	—	—	—	88,441	88,441
Balance at June 30, 2020	$—	476,486	$4,765	3,164,474	(646,057)	2,523,182

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows

Six Months Ended June 30, 2019 and 2020

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$78,922	(304,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Distributions from Antero Midstream Partners LP, prior to the Transactions	43,492	—
Depreciation	44,097	55,088
Payment of contingent consideration in excess of acquisition date fair value	—	(34,342)
Accretion and change in fair value of contingent acquisition consideration	3,425	103
Impairment	594	664,544
Deferred income taxes	28,042	(56,408)
Equity-based compensation	32,966	6,035
Equity in earnings of unconsolidated affiliates	(16,503)	(40,024)
Distributions from unconsolidated affiliates	23,860	41,828
Amortization of customer relationships	10,315	35,211
Amortization of deferred financing costs	1,102	2,190
Settlement of asset retirement obligations	—	(601)
Loss on asset sale	—	240
Changes in assets and liabilities:
Accounts receivable–Antero Resources	38,414	24,941
Accounts receivable–third party	9	1,089
Income tax receivable	—	(17,547)
Other current assets	(1,867)	930
Accounts payable–Antero Resources	973	(432)
Accounts payable–third party	(4,629)	5,495
Income taxes payable	(15,370)	—
Accrued liabilities	(15,678)	(21,701)
Net cash provided by operating activities	252,164	362,147
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(89,206)	(103,937)
Additions to water handling systems	(51,984)	(19,477)
Investments in unconsolidated affiliates	(103,409)	(21,988)
Cash received on acquisition of Antero Midstream Partners LP	619,532	—
Cash consideration paid to Antero Midstream Partners LP unitholders	(598,709)	—
Cash received in asset sale	—	123
Change in other assets	2,375	1,938
Net cash used in investing activities	(221,401)	(143,341)
Cash flows provided by (used in) financing activities:
Distributions to unitholders and dividends to stockholders	(182,625)	(296,395)
Distributions to Series B unitholders	(3,720)	—
Distributions to preferred stockholders	(98)	(275)
Repurchases of common stock	—	(24,713)
Issuance of senior notes	650,000	—
Payments of deferred financing costs	(6,952)	—
Borrowings (repayments) on bank credit facilities, net	(480,500)	195,500
Payment for contingent acquisition consideration	—	(90,658)
Employee tax withholding for settlement of equity compensation awards	(1,828)	(392)
Other	(71)	(111)
Net cash used in financing activities	(25,794)	(217,044)
Net increase in cash and cash equivalents	4,969	1,762
Cash and cash equivalents, beginning of period	2,822	1,235
Cash and cash equivalents, end of period	$7,791	2,997
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$31,147	74,665
Cash refund received (paid) during the period for income taxes	$(16,001)	38,910
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$9,447	(3,461)

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and June 30, 2020

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2019 and June 30, 2020, the results of the Company’s operations for the three and six months ended June 30, 2019 and 2020, and its cash flows for the six months ended June 30, 2019 and 2020. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss).

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

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

December 31, 2019 and June 30, 2020

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

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs, and discount rates typical of third-party market participants, which is a Level 3 fair value measurement. The Company recognized an impairment with respect to the freshwater delivery system during the six months ended June 30, 2020.

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

December 31, 2019 and June 30, 2020

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted.  The CARES Act allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019, and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years.  As a result of this NOLs carryback provision in the CARES Act, the Company was able to recognize an income tax refund receivable in March 2020 of $55 million, including $11 million in current income tax benefit and $44 million of previously recognized deferred income tax benefit.  As of June 30, 2020, the Company had received $39 million of this refund.

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

December 31, 2019 and June 30, 2020

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

The carrying values on the unaudited condensed balance sheet of the Company’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The assets and liabilities of Antero Midstream Partners were recorded at fair value as of the acquisition date, March 12, 2019 (see Note 3—Business Combination). Additionally, the Company uses certain fair valuation techniques in performing its goodwill impairment test described below and in determining the fair value of the freshwater delivery system, both of which were impaired in the first quarter of 2020.

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

December 31, 2019 and June 30, 2020

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

The Company periodically retires treasury shares acquired through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then, to accumulated earnings. The portion allocable to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of retirement.

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

December 31, 2019 and June 30, 2020

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

The purchase price allocation resulted in the recognition of $915 million of goodwill, including $575 million within the Company’s gathering and processing segment and $340 million of goodwill within its water handling segment. Substantially all of the goodwill is expected to be deductible for tax purposes. Goodwill represented the efficiencies realized with simplifying our corporate structure to own, operate and develop midstream energy infrastructure primarily to service Antero Resources. See Note 5—Goodwill and Intangibles.

The Company’s unaudited condensed consolidated statement of operations for the six months ended June 30, 2019 include $6 million of acquisition-related costs associated with the Transactions. These costs were expensed as general and administrative costs.

(4) Clearwater Facility Idling

On September 18, 2019, the Company commenced a strategic evaluation of the Clearwater Facility, at which time such facility was idled. The Company expects the facility to continue to be idled for the foreseeable future. Accordingly, the Company performed an impairment analysis of the facility and determined: (i) to reduce the carrying value of the facility to its estimated salvage value, which included the land associated with the Clearwater Facility; (ii) the fair value of the goodwill assigned to the wastewater treatment reporting unit was less than its carrying value, resulting in an impairment charge to goodwill; and (iii) the customer relationships intangible asset was impaired. The following table shows the impairment charges for the year ended December 31, 2019 related to the Clearwater Facility (in thousands):

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

Impairment of property and equipment	$408,882
Impairment of goodwill	42,290
Impairment of customer relationships	11,871
Total impairment expense	$463,043

The Company incurred $2.5 million and $11.2 million in facility idling costs for the care and maintenance of the Clearwater Facility during the three and six months ended June 30, 2020, respectively.

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

During the first quarter of 2020, the Company performed an interim impairment analysis of the goodwill due to changes in Antero Resources’ drilling plans as a result of the decline in commodity prices. As a result of this evaluation, the Company impaired all remaining goodwill of $575 million associated with its gathering and processing segment in the first quarter of 2020.

All customer relationships are subject to amortization and are amortized over a weighted-average period of 23 years, which reflects the remaining economic life of the relationships. The changes in the carrying amount of customer relationships for the six months ended June 30, 2020 were as follows (in thousands):

Customer relationships as of December 31, 2019	$1,498,119
Accumulated amortization	(35,211)
Customer relationships as of June 30, 2020	$1,462,908

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2020	$35,463
Year ending December 31, 2021	70,672
Year ending December 31, 2022	70,672
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Thereafter	1,074,085
Total	$1,462,908

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

(6) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and six months ended June 30, 2019 and 2020 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and processing services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $1.9 million and $1.5 million during the three months ended June 30, 2019 and 2020, respectively, and $2.3 million and $3.5 million during the six months ended June 30, 2019 and 2020, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $11.8 million and $6.4 million during the three months ended June 30, 2019 and 2020, respectively, and $13.9 million and $12.8 million during the six months ended June 30, 2019 and 2020, respectively.  These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on (i) the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable, and (ii) an annual management services fee.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it.  See Note 11—Equity-Based Compensation.

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

Gathering and Compression Agreement

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain volumetric targets at certain points during such time. Antero Resources achieved the volumetric targets the first and second quarters of 2020. For the three and six months ended June 30, 2020, the Company provided Antero Resources $12 million and $24 million in rebates, respectively. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

Minimum Volume Commitments

The gathering and compression agreement includes certain minimum volume commitment provisions. If and to the extent Antero Resources requests that the Company construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% of the

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

gathering capacity and 70% of the compression capacity of such new construction for 10 years. The Company recognizes lease income from its minimum volume commitments under its gathering and compression agreement on a straight-line basis and additional operating lease income is earned when excess volumes are delivered under the contract. The Company is not party to any leases that have not commenced. Minimum volume commitments for fresh water deliveries under the water services agreement concluded at December 31, 2019.

Minimum revenue amounts under the gathering and compression minimum volume commitments are as follows (in thousands):

Remainder of 2020	$80,262
Year ending December 31, 2021	235,901
Year ending December 31, 2022	235,901
Year ending December 31, 2023	235,901
Year ending December 31, 2024	236,547
Year ending December 31, 2025	222,858
Thereafter	499,138
Total	$1,746,508

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

(b)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee. The table also identifies the reportable segment to which the disaggregated revenues relate. For more information on reportable segments, see Note 16—Reporting Segments.

	Three Months Ended June 30,		Six Months Ended June 30,		Segment to which
(in thousands)	2019	2020	2019	2020	revenues relate
Revenue from contracts with customers
Type of service
Gathering—low pressure	$78,807	85,791	94,634	166,939	Gathering and Processing(1)
Gathering—low pressure rebate	—	(12,000)	—	(24,000)	Gathering and Processing(1)
Gathering—high pressure	47,749	51,577	57,032	100,490	Gathering and Processing(1)
Compression	42,369	48,623	50,793	93,691	Gathering and Processing(1)
Fresh water delivery	43,429	36,900	54,204	102,718	Water Handling
Wastewater treatment	12,011	—	14,441	—	Water Handling
Other fluid handling	39,787	26,451	48,937	58,817	Water Handling
Amortization of customer relationships(2)	(2,402)	(9,239)	(2,903)	(18,477)	Gathering and Processing
Amortization of customer relationships(2)	(6,132)	(8,367)	(7,412)	(16,734)	Water Handling
Total	$255,618	219,736	309,726	463,444

Type of contract
Per Unit Fixed Fee	$168,925	185,991	202,459	361,120	Gathering and Processing(1)
Gathering—low pressure rebate	—	(12,000)	—	(24,000)	Gathering and Processing(1)
Per Unit Fixed Fee	55,440	36,900	68,645	102,718	Water Handling
Cost plus 3%	39,787	23,742	48,937	54,687	Water Handling
Cost of service fee	—	2,709	—	4,130	Water Handling
Amortization of customer relationships(2)	(2,402)	(9,239)	(2,903)	(18,477)	Gathering and Processing
Amortization of customer relationships(2)	(6,132)	(8,367)	(7,412)	(16,734)	Water Handling
Total	$255,618	219,736	309,726	463,444
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.
(2)	Fair value of customer contracts acquired as part of the Transactions discussed in Note 3—Business Combination.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

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

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities. At December 31, 2019 and June 30, 2020, the Company’s receivables with customers were $101 million and $76 million, respectively.

(8) Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

	Estimated	December 31,	June 30,
(in thousands)	useful lives	2019	2020
Land	n/a	$23,549	23,582
Gathering systems and facilities	40-50 years(1)	2,375,241	2,577,408
Permanent buried pipelines and equipment	7-20 years	602,230	537,173
Surface pipelines and equipment	1-7 years	48,594	42,919
Landfill	n/a(2)	1,244	1,244
Heavy trucks and equipment	3-5 years	6,617	5,919
Above ground storage tanks	5-10 years	3,418	1,868
Construction-in-progress	n/a	300,165	163,575
Total property and equipment		3,361,058	3,353,688
Less accumulated depreciation		(87,648)	(104,045)
Property and equipment, net		$3,273,410	3,249,643
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(2)	Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

Due to the decline in commodity prices and industry environment, the Company evaluated its assets for impairment during the first quarter of 2020. As a result of this evaluation, the Company recorded an impairment expense of $89 million, which included an $83 million impairment expense to its permanent buried pipelines and equipment and a $6 million impairment expense to its surface pipelines and equipment.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

(9) Long-Term Debt

The Company’s long-term debt as of December 31, 2019 and June 30, 2020 was as follows at:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2019	2020
Credit Facility (a)	$959,500	1,155,000
5.375% senior notes due 2024 (b)	652,600	652,600
5.75% senior notes due 2027 (c)	653,250	653,250
5.75% senior notes due 2028 (d)	650,000	650,000
Net unamortized debt issuance costs	(23,101)	(22,065)
Total long-term debt	$2,892,249	3,088,785

(a)	Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility are currently $2.13 billion. At December 31, 2019, the Borrower had borrowings under the Credit Facility of $960 million with a weighted average interest rate of 3.15%. At June 30, 2020, the Borrower had borrowings under the Credit Facility of $1.2 billion with a weighted average interest rate of 1.69%. No letters of credit under the Credit Facility were outstanding at either December 31, 2019 or June 30, 2020. The maturity date of the facility is October 26, 2022. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower is assigned an Investment Grade Rating (as defined in the Credit Facility).

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy previously adopted by the board of directors of the general partner of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by our organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2019 and June 30, 2020.

Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable quarterly or, in the case of Eurodollar Rate Loans, at the end of the applicable interest period if shorter than six months. Interest is payable at a variable rate based on LIBOR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate. Interest at the time of borrowing is determined with reference to the Borrower’s then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% (subject to certain exceptions) based on the leverage ratio then in effect.

(b)	5.375% Senior Notes Due 2024

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Finance Corp (together with Antero Midstream Partners, the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  Antero Midstream Partners may redeem all or part of the 2024 Notes at any time at redemption prices ranging from 104.031% as of June 30, 2020 to 100.00% on or after September 15, 2022.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2024 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

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

(10) Accrued Liabilities

Accrued liabilities as of December 31, 2019 and June 30, 2020 consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2019	2020
Capital expenditures	$27,427	16,284
Operating expenses	24,980	9,839
Interest expense	44,440	40,524
Other	7,341	5,637
Total accrued liabilities	$104,188	72,284

(11) Equity-Based Compensation

The Company’s general and administrative expenses include equity-based compensation costs related to the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”) and the Series B Units prior to the Transactions. Equity-based

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

compensation after the Transactions include (i) costs allocated to Antero Midstream Corporation by Antero Resources for grants made prior to the Transactions pursuant to the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”), (ii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan (the “AM LTIP”) and (iii) the Exchanged B Units (as defined below). Antero Midstream Corporation’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity. Equity-based compensation expense allocated to Antero Midstream Corporation was $2.8 million for the period from March 13, 2019 to June 30, 2019. For the three and six months ended June 30, 2020, equity-based compensation allocated to Antero Midstream Corporation was $1.3 million and $3.2 million, respectively. For grants made prior to the Transactions, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $15 million as of June 30, 2020, which includes grants made under the Antero Midstream Partners Long Term Incentive Plan (the “AMP LTIP”) prior to the Transactions, which were converted into awards under the AM LTIP. A portion of this will be allocated to Antero Midstream Partners as it is amortized over the remaining service period of the related awards. Antero Midstream Corporation does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

Exchanged B Units

Upon Closing of the Transactions, each Series B Unit, vested and unvested, was exchanged for 176.0041 shares of AM common stock (the “Series B Exchange”). A total of 17,353,999 shares of the Company’s common stock were issued in exchange for the 98,600 Series B Units then outstanding (the “Exchanged B Units”). The Company recognized $18 million and $29 million of equity-based compensation expense related to the Series B awards for the three and six months ended June 30, 2019, respectively, including expenses recognized with respect to the Series B Units prior to the Closing of the Transactions and expenses recognized with respect to the Exchanged B Units following the closing of the Transactions through June 30, 2019. There were no forfeitures after the Series B Exchange was completed.

AMGP LTIP

The Company recognized expense of $0.2 million for the six months ended June 30, 2019. In connection with the Transactions, the AMGP LTIP was terminated on March 12, 2019. No expense was recognized for the three months ended June 30, 2019.

AM LTIP

The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of June 30, 2020, a total of 12,840,630 shares were available for future grant under the AM LTIP. For the three and six months ended June 30, 2020, the Company recognized expense of $1.3 million and $2.7 million, respectively, related to these awards.

Restricted Stock Unit Awards

A summary of the restricted stock unit awards activity during the six months ended June 30, 2020 is as follows:

		Weighted
		Average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total AM LTIP RSUs awarded and unvested—December 31, 2019	1,275,990	$14.38	$9,685
Granted	985,269	$7.23
Vested	(454,933)	$13.63
Forfeited	(47,367)	$14.43
Total AM LTIP RSUs awarded and unvested—June 30, 2020	1,758,959	$10.45	$8,971

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

Intrinsic values are based on the closing price of the Company’s common shares on the referenced dates. At June 30, 2020, unamortized expense of $15 million related to the unvested RSUs is expected to be recognized over a weighted average period of approximately 2.1 years and the Company’s proportionate share will be allocated to it as it is recognized.

Performance Share Unit Awards Based on Return on Invested Capital

For the three and six months ended June 30, 2020, the Company recognized $78 thousand and $156 thousand, respectively, of expense related to performance share unit awards based on return of invested capital. For each of the three and six months ended June 30, 2019, the Company recognized $163 thousand of expense related to these awards.

As of June 30, 2020, there was $0.6 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 1.8 years.

Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. As of June 30, 2020, the Company has accrued $0.8 million in Other liabilities in the unaudited condensed consolidated balance sheet.

(12) Cash Distributions and Dividends

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

				Distributions/
Quarter			Distributions/	Dividends
and Year	Record Date	Distribution Date	Dividends	per share
Q4 2018	February 1, 2019	February 21, 2019	$30,543	$0.164
Q1 2019	April 26, 2019	May 8, 2019	152,082	$0.3025
Q1 2019	May 15, 2019	May 15, 2019	98	*
Q2 2019	July 26, 2019	August 7, 2019	154,146	$0.3075
Q2 2019	August 14, 2019	September 18, 2019	138	*
Q3 2019	November 1, 2019	November 13, 2019	153,033	$0.3075
Q3 2019	November 14, 2019	November 14, 2019	138	*
**	December 31, 2019	December 31, 2019	2,299	**
	Total 2019		$492,477

Q4 2019	January 31, 2020	February 12, 2020	$148,876	$0.3075
*	February 14, 2020	February 14, 2020	138	*
Q1 2020	April 30, 2020	May 12, 2020	147,519	$0.3075
*	May 15, 2020	May 15, 2020	137	*
	Total 2020		$296,670
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock as discussed in Note 13—Equity and Earnings Per Common Share.
**	Distributions declared on unvested Series B Units prior to the closing date of the Transactions that were paid upon the vesting date to the holders of the Exchanged B Units.

On July 15, 2020, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended June 30, 2020. The dividend will be payable on August 12, 2020 to stockholders of record as of July 30, 2020. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation to be paid on August 14, 2020 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Earnings Per Common Share. As of June 30, 2020, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2020	2019	2020
Basic weighted average number of shares outstanding	506,816	476,836	381,045	479,969
Add: Dilutive effect of restricted stock units	78	40	108	—
Add: Dilutive effect of Series A preferred stock	873	1,961	873	—
Diluted weighted average number of shares outstanding	507,767	478,837	382,026	479,969

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share(1):
Restricted stock units	—	—	—	77
Preferred shares	—	—	—	1,961
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

December 31, 2019 and June 30, 2020

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2019	2020	2019	2020
Net income (loss)	$69,274	88,441	78,922	(304,492)
Less preferred stock dividends	(139)	(137)	(168)	(275)
Net income (loss) available to common shareholders	$69,135	88,304	78,754	(304,767)

Net income (loss) per share–basic	$0.14	0.19	0.21	(0.63)
Net income (loss) per share–diluted	$0.14	0.18	0.21	(0.63)

Weighted average common shares outstanding–basic	506,816	476,836	381,045	479,969
Weighted average common shares outstanding–diluted	507,767	478,837	382,026	479,969

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

Goodwill

The Company estimated the fair value of its assets in performing its goodwill analysis in the first quarter of 2020. The Company utilized a combination of approaches to discounted cash flow approach, comparable company method and the market value approach. The Company used a weighted-average cost of capital of 18.0% as of March 31, 2020, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

Property and equipment

The Company estimated the undiscounted future cash flow projections to assess its property and equipment for impairment. The carrying values of certain freshwater permanent buried pipelines and equipment and fresh water surface pipelines and equipment were deemed not recoverable. As a result, the carrying values have been reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs, and a discount rate typical of third-party market participants of 19.0% at March 31, 2020, which is a Level 3 fair value measurement within the fair value hierarchy.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

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

In January 2020, Antero Midstream Partners paid Antero Resources $125 million and, as of June 30, 2020, no additional contingent acquisition consideration is expected to be earned. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Senior Unsecured Notes

As of June 30, 2020 the fair value of the Company’s 2024 Notes, 2027 Notes and 2028 Notes was approximately $553 million, $520 million and $517 million, respectively, based on Level 2 market data inputs.

Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable at December 31, 2019 and June 30, 2020 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility at December 31, 2019 and June 30, 2020 approximated fair value because the variable interest rates are reflective of current market conditions.

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

December 31, 2019 and June 30, 2020

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

	Antero			Total Investment
	Midstream		MarkWest	in Unconsolidated
(in thousands)	Partners LP	Stonewall	Joint Venture	Affiliates
Balance at December 31, 2018	$43,492	—	—	43,492
Distributions from unconsolidated affiliates	(43,492)	—	—	(43,492)
Balance at March 12, 2019	—	—	—	—
Investments in unconsolidated affiliates acquired from Antero Midstream Partners	—	142,071	426,214	568,285
Additional Investments	—	—	154,359	154,359
Equity in net income of unconsolidated affiliates(1)	—	4,117	47,198	51,315
Distributions from unconsolidated affiliates	—	(5,730)	(58,590)	(64,320)
Balance at December 31, 2019	—	140,458	569,181	709,639
Additional investments	—	—	21,988	21,988
Equity in net income of unconsolidated affiliates(1)	—	3,160	36,864	40,024
Distributions from unconsolidated affiliates	—	(4,485)	(37,343)	(41,828)
Balance at June 30, 2020	$—	139,133	590,690	729,823
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

December 31, 2019 and June 30, 2020

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

The summarized operating results and assets of the Company’s reportable segments were as follows for the three and six months ended June 30, 2019 and 2020:

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended June 30, 2019
Revenues:
Revenue–Antero Resources	$168,925	95,181	—	264,106
Revenue–third-party	—	46	—	46
Amortization of customer contracts	(2,402)	(6,132)	—	(8,534)
Total revenues	166,523	89,095	—	255,618

Operating expenses:
Direct operating	12,377	51,621	—	63,998
General and administrative (excluding equity-based compensation)	7,335	3,958	1,786	13,079
Equity-based compensation	2,286	926	18,331	21,543
Impairment of property and equipment	592	2	—	594
Depreciation	12,721	23,726	—	36,447
Accretion and change in fair value of contingent acquisition consideration	—	2,297	—	2,297
Accretion of asset retirement obligations	—	69	—	69
Total expenses	35,311	82,599	20,117	138,027
Operating income	$131,212	6,496	(20,117)	117,591

Equity in earnings of unconsolidated affiliates	$13,623	—	—	13,623
Total assets	$4,916,854	1,844,385	7,770	6,769,009
Additions to property and equipment	$81,529	43,656	—	125,185

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended June 30, 2020
Revenues:
Revenue–Antero Resources	$173,991	63,351	—	237,342
Amortization of customer relationships	(9,239)	(8,367)	—	(17,606)
Total revenues	164,752	54,984	—	219,736

Operating expenses:
Direct operating	14,059	28,008	—	42,067
General and administrative (excluding equity-based compensation)	5,440	2,694	1,591	9,725
Facility idling	—	2,475	—	2,475
Equity-based compensation	2,266	431	—	2,697
Depreciation	14,406	13,339	—	27,745
Accretion of asset retirement obligations	—	61	—	61
Loss on asset sale	—	240	—	240
Total expenses	36,171	47,248	1,591	85,010
Operating income	$128,581	7,736	(1,591)	134,726

Equity in earnings of unconsolidated affiliates	$20,947	—	—	20,947
Total assets	$4,387,102	1,149,355	178,598	5,715,055
Additions to property and equipment	$49,278	6,153	—	55,431

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Six months ended June 30, 2019
Revenues:
Revenue–Antero Resources	$202,459	117,532	—	319,991
Revenue–third-party	—	50	—	50
Amortization of customer relationships	(2,903)	(7,412)	—	(10,315)
Total revenues	199,556	110,170	—	309,726

Operating expenses:
Direct operating	15,312	63,668	—	78,980
General and administrative (excluding equity-based compensation)	8,355	4,532	8,578	21,465
Equity-based compensation	2,663	1,139	29,164	32,966
Impairment of property and equipment	592	2	—	594
Depreciation	15,281	28,816	—	44,097
Accretion and change in fair value of contingent acquisition consideration	—	3,346	—	3,346
Accretion of asset retirement obligations	—	79	—	79
Total operating expenses	42,203	101,582	37,742	181,527
Operating income	$157,353	8,588	(37,742)	128,199

Equity in earnings of unconsolidated affiliates	$16,503	—	—	16,503
Total assets	$4,916,854	1,844,385	7,770	6,769,009
Additions to property and equipment	$89,206	51,984	—	141,190

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and June 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Six months ended June 30, 2020
Revenues:
Revenue–Antero Resources	$337,120	161,535	—	498,655
Amortization of customer relationships	(18,477)	(16,734)	—	(35,211)
Total revenues	318,643	144,801	—	463,444

Operating expenses:
Direct operating	27,450	63,345	—	90,795
General and administrative (excluding equity-based compensation)	10,484	5,599	3,841	19,924
Facility idling	—	11,153	—	11,153
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	—	89,083	—	89,083
Equity-based compensation	4,799	986	250	6,035
Depreciation	27,456	27,632	—	55,088
Accretion of asset retirement obligations	—	103	—	103
Loss on asset sale	—	240	—	240
Total operating expenses	645,650	198,141	4,091	847,882
Operating loss	$(327,007)	(53,340)	(4,091)	(384,438)

Equity in earnings of unconsolidated affiliates	$40,024	—	—	40,024
Total assets	$4,387,102	1,149,355	178,598	5,715,055
Additions to property and equipment, net	$103,937	19,477	—	123,414

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at fair value. As a result, the unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the six months ended June 30, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries commencing on March 13, 2019. Unless the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning and after March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries.

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

Recent Developments and Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in activity in the global economy and the demand for oil, and to a lesser extent, natural gas and NGLs. Also in March 2020, Saudi Arabia and Russia failed to agree to cut production of oil along with the Organization of the Petroleum Exporting Countries (“OPEC”), and Saudi Arabia significantly reduced the price at which it sells oil and announced plans to increase production, which contributed to a sharp drop in the price of oil. While OPEC, Russia and other allied producers reached an agreement in April 2020 to reduce production, oil prices have remained low. The imbalance between the supply of and demand for oil, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices.

As a midstream energy company, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced Antero Resources’ production and our throughput in a significant manner. A substantial portion of our non-field level employees continue to operate in remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.

Our midstream assets are located in West Virginia and Ohio to serve the production of natural gas, NGLs and oil in the Appalachian Basin, primarily by Antero Resources. Our operations support well completion and production operations for Antero Resources and as such, we are directly impacted by changes in Antero Resources’ operations. While Antero Resources has seen a decrease in the overall demand for its products, demand for natural gas and NGLs has not declined as much as demand for oil, and there has not been as substantial an oversupply of natural gas and NGLs as there has been of oil. Furthermore, the decrease in demand for oil has significantly reduced the number of rigs drilling for oil in the continental U.S. and, as a result, estimates of future gas supply associated with oil production have declined. Additionally, the restart of economic activity in Asia and Europe, coupled with lower refinery liquefied petroleum gas (“LPG”) production from refineries in the U.S., Europe, and Asia during the second quarter, provided support for international LPG prices relative to oil. Further, reductions in OPEC+ and North American oil production and the associated NGL volumes are expected to have a supportive effect on propane and butane prices through the remainder of 2020 and into 2021. During the three and six months ended June 30, 2020, all of our gathering, compression and processing revenues were derived from the production of natural gas.

Neither our nor Antero Resources’ supply chain has experienced any significant interruptions. The industry continues to experience storage capacity constraints for oil and certain NGL products, and Antero Resources may become subject to those constraints if it is not able to sell its production or certain components thereof, or enter into additional storage arrangements. The lack of a market or available storage for any one NGL product or oil could result in Antero Resources having to delay or discontinue well completions and commercial production or shut in production for other products as it has disclosed that it cannot curtail the production of individual products in a meaningful way without reducing the production of other products. Antero Resources has indicated that the potential impacts of these constraints may include partial shut-in of production, although it is not able to determine the extent of or for how long any shut-ins may occur. Antero Resources has also indicated that because some of its wells produce rich gas, which is processed, and some produce dry gas, which does not require processing, it has the ability to change the mix of products that it produces and wells that it completes to adjust its production to address takeaway capacity constraints for certain products. For example, Antero Resources has indicated that it has the ability to shut-in rich gas wells and still produce from its dry gas wells if processing or storage capacity of NGL products becomes further limited or constrained. Also, prior to the COVID-19 pandemic, Antero Resources had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for its condensate volumes. Since the outbreak of the pandemic, Antero Resources has expanded its customer base and its condensate storage capacity within the basin. However, any production curtailments or shut-ins by Antero Resources or our other customers will reduce throughput for our gathering and processing system. In addition, if our customers delay or discontinue drilling or completion activities, it will reduce the volumes of water that we handle and therefore revenues for our water distribution and handling business.

In addition, Antero Resources announced in April 2020 that it had reduced its drilling and completion capital budget for 2020 by approximately 34% since the beginning of the year. Antero Resources continues to monitor its five-year drilling plan and has indicated it will make further revisions as appropriate. Reducing its 2020 capital budget may impact production levels in 2021 and forward to the extent fewer wells are brought online, which will directly impact our throughput and cash flows for the same time periods.

During the first quarter of 2020 and the two preceding quarters, we recognized various impairment charges related to certain freshwater delivery system assets and fully impaired our Clearwater Facility and goodwill. Additional impairment charges related to our assets may occur if we experience disruptions in operations, decreases in our revenues or other adverse effects of the COVID-19 pandemic.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted.  The CARES Act allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019, and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years.  As a result of this NOLs carryback provision in the CARES Act, we were able to recognize an income tax refund receivable in March 2020 of $55 million, including $11 million in current income tax benefit and $44 million of previously recognized deferred income tax benefit.  As of June 30, 2020, we had received $39 million of this refund.

The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control and may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under our Credit Facility and our ability to access the capital markets.

Financial Results as Reported

The financial results of the Company for the six months ended June 30, 2020 are not comparative to the six months ended June 30, 2019 due to the closing of the Transactions on March 12, 2019. The results for the six months ended June 30, 2019 are not reflective of the ongoing operations and financial results of the Company because the operating and financial results of Antero Midstream Partners are only included for the period from March 13, 2019 to June 30, 2019. Accordingly, in addition to presenting a discussion of Antero Midstream Corporation’s results of operations, we are also presenting Antero Midstream Corporation’s pro forma results of operations for the six months ended June 30, 2019, which give pro forma effect to the Transactions as if they had occurred on January 1, 2019. See additional discussion below regarding “—Items Affecting Comparability of our Financial Results.”

For the three months ended June 30, 2019 and 2020, we recognized net income of $69 million and $88 million, respectively. For the three months ended June 30, 2019 and 2020, we generated cash flows provided by operations of $183 million and $241 million, respectively.

For the six months ended June 30, 2019 and 2020, we recognized net income of $79 million and a net loss of $304 million for the six months ended June 30, 2020. For the six months ended June 30, 2019 and 2020, we generated cash flows from operations of $252 million and $362 million, respectively.

Dividends Declared

Our Board of Directors declared a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended June 30, 2020. The dividend will be payable on August 12, 2020 to stockholders of record as of July 30, 2020. Our Board of Directors also declared a $138 thousand cash dividend on our shares of Series A Preferred Stock to be paid on August 14, 2020 in accordance with their terms, which are discussed in Note 13—Equity and Earnings Per Common Share.

2020 Capital Budget and Capital Spending

During 2020, we plan to expand our existing West Virginia and Ohio gathering, processing, water handling and fresh water delivery infrastructure to accommodate Antero Resources’ development plans. We announced a reduction to our 2020 capital budget to a range of $200 million to $215 million from our previously revised budget range of $210 million to $240 million. Antero Resources periodically reviews its capital expenditures and adjusts its budget and budget allocation based on commodity prices, operating cash flow and liquidity. Any additional adjustments to Antero Resources’ budget could result in further adjustments or reductions to our capital budget.

Our budget assumes there will not be any material curtailments to Antero Resources’ production as a result of basin-wide condensate storage constraints or any other unforeseen events arising from the COVID-19 global health pandemic. A curtailment could result in a temporary reduction in throughput volumes and revenues for Antero Midstream.  Antero Resources and Antero Midstream continue to work together to find solutions to mitigate the potential impacts of the decline in demand for oil and NGLs.  In light of the uncertain market conditions impacting the energy industry, Antero Midstream will continue to evaluate its capital budget as well as the appropriate amount of capital that is returned to shareholders through dividends and share repurchases in order to maintain its financial profile.

For the six months ended June 30, 2020, our capital expenditures were approximately $145 million, including $93 million of expansion capital, $30 million of maintenance capital and $22 million of capital investment in the Joint Venture.

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

For the three months ended June 30, 2020, Antero Resources delivered low pressure gathering volumes of 2,869 MMcf/d, which resulted in a fee reduction of $12 million during the period. For the six months ended June 30, 2020, we provided Antero Resources an aggregate of $24 million in fee reductions.

Credit Facility

We expect to fund our operations through borrowings under the Credit Facility, our operating cash flows and cash on our balance sheet. As of June 30, 2020, lender commitments under the Credit Facility were $2.13 billion, with a letter of credit sublimit of $150 million. At June 30, 2020, we had borrowings of $1.2 billion and no letters of credit outstanding under the Credit Facility. See “—Debt Agreements—Antero Midstream Partners Revolving Credit Facility” for a description of the Credit Facility.

Items Affecting Comparability of Our Financial Results

Our financial results for the six months ended June 30, 2020 discussed below are not comparable to our financial results for the six months ended June 30, 2019 primarily as a result of the Merger. The Merger was accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations, and accounted for as a business combination with the acquired assets and liabilities of Antero Midstream Partners recorded at their estimated fair value. As such, effective March 12, 2019, Antero Midstream Corporation commenced consolidating Antero Midstream Partners and its subsidiaries in its condensed consolidated financial statements. As a result, the unaudited condensed consolidated statements of operations and comprehensive income and cash flows of Antero Midstream Corporation for the six months ended at June 30, 2020 includes the results of Antero Midstream Partners for the entire period. The historical unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the six months ended June 30, 2019 only include the results of operations of Antero Midstream Partners and its subsidiaries for the period after March 12, 2019, prior to which they only included AMGP’s income from distributions made on the IDRs of Antero Midstream Partners and AMGP’s expenses, which were limited to general and administrative expenses and equity-based compensation of AMGP.

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

Results of Operations as Reported

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2020

Revenue and Direct Operating Expenses. Revenues from Antero Resources and direct operating expenses reflect revenue and operating expenses generated by Antero Midstream Partners after the completion of the Transactions on March 12, 2019.

General and administrative expenses. General and administrative expenses (excluding equity-based compensation expense) decreased from $21 million for the six months ended June 30, 2019 to $20 million for the six months ended June 30, 2020. The decrease was primarily due to cost reduction efforts, partially offset by the inclusion of general and administrative expenses of Antero Midstream Partners after the completion of the Transactions on March 12, 2019. Equity-based compensation decreased from $33 million for the six months ended June 30, 2019 to $6 million for the six months ended June 30, 2020 due to the Exchanged B Units that were fully vested on December 31, 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $575 million for the six months ended June 30, 2020 reflects an impairment of the goodwill that was associated with our gathering system due to declines in commodity prices and the industry environment. There was no impairment of goodwill for the six months ended June 30, 2019.

Impairment of property and equipment expense. Impairment of property and equipment expense of $0.6 million for the six months ended June 30, 2019 was primarily for the decommissioning of assets related to a third-party compressor station. Impairment of property and equipment expense of $89 million for the six months ended June 30, 2020 was for the impairment of fresh water delivery assets in the Utica Shale region.

Depreciation expense. Depreciation expense increased from $44 million for the six months ended June 30, 2019 to $55 million for the six months ended June 30, 2020 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Interest expense. Interest expense increased from $38 million for the six months ended June 30, 2019 to $73 million for the six months ended June 30, 2020 as a result of the acquisition of Antero Midstream Partners on March 12, 2019, which included the assumption of approximately $2.4 billion of debt, and Antero Midstream Partners’ issuance of $650 million of 5.75% senior unsecured notes in June 2019.

Operating income (loss). Total operating income was $128 million for the six months ended June 30, 2019. Net operating loss was $384 million for the six months ended June 30, 2020. The change is primarily due to impairment of goodwill and property and equipment and as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased from $17 million for the six months ended June 30, 2019 to $40 million for the six months ended June 30, 2020 as a result of our acquisition of Antero Midstream Partners on March 12, 2019 and an increase in the level of operations at the Joint Venture in 2020.

Income tax benefit (expense).  Income tax expense for the six months ended June 30, 2019 was $28 million.  Income tax benefit for the six months ended June 30, 2020 was $113 million primarily due to the loss before income taxes for the six months ended June 30, 2020 coupled with an $11 million benefit related to the carryback of NOLs to prior tax years.  This carryback generated a federal income tax receivable of $55 million, of which $39 million had been received as of June 30, 2020. This carryback is a result of a provision included in the CARES Act that allows corporations with NOLs incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there is taxable income, and claim an income tax refund in the applicable carryback years.  The income tax receivable account is classified as a current asset on the balance sheet.

Segment Results of Operations

For the three months ended June 30, 2019, the three months ended June 30, 2020, and the six months ended June 30, 2020, actual segment results of operations and operations data have been presented. We have also provided pro forma segment results of operations and pro forma operations data for the six months ended June 30, 2019, which have been prepared to give pro forma effect to the Transactions as if they had occurred on January 1, 2019. The pro forma adjustments are based on currently available information and certain estimates and assumptions, including the finalized purchase price allocation for the acquisition of Antero Midstream Partners. Management believes that the pro forma assumptions provide a reasonable basis for presenting the significant effects of the Transactions.

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

Segment Results of Operations for the Three Months Ended June 30, 2019

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended June 30, 2019
Revenues:
Revenue–Antero Resources	$168,925	95,181	—	264,106
Revenue–third-party	—	46	—	46
Amortization of customer relationships	(2,402)	(6,132)	—	(8,534)
Total revenues	166,523	89,095	—	255,618

Operating expenses:
Direct operating	12,377	51,621	—	63,998
General and administrative (excluding equity-based compensation)	7,335	3,958	1,786	13,079
Equity-based compensation	2,286	926	18,331	21,543
Impairment of property and equipment	592	2	—	594
Depreciation	12,721	23,726	—	36,447
Accretion and change in fair value of contingent acquisition consideration	—	2,297	—	2,297
Accretion of asset retirement obligations	—	69	—	69
Total expenses	35,311	82,599	20,117	138,027
Operating income	131,212	6,496	(20,117)	117,591
Other income (expenses):
Interest expense, net	—	—	(31,521)	(31,521)
Equity in earnings of unconsolidated affiliates	13,623	—	—	13,623
Income before taxes	144,835	6,496	(51,638)	99,693
Provision for income tax expense	—	—	(30,419)	(30,419)
Net income and comprehensive income	$144,835	6,496	(82,057)	69,274

Adjusted EBITDA(2)				$206,160
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Segment Results of Operations for the Three Months Ended June 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended June 30, 2020
Revenues:
Revenue–Antero Resources	$185,991	63,351	—	249,342
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,239)	(8,367)	—	(17,606)
Total revenues	164,752	54,984	—	219,736

Operating expenses:
Direct operating	14,059	28,008	—	42,067
General and administrative (excluding equity-based compensation)	5,440	2,694	1,591	9,725
Facility idling	—	2,475	—	2,475
Equity-based compensation	2,266	431	—	2,697
Depreciation	14,406	13,339	—	27,745
Accretion of asset retirement obligations	—	61	—	61
Loss on asset sale	—	240	—	240
Total expenses	36,171	47,248	1,591	85,010
Operating income	128,581	7,736	(1,591)	134,726
Other income (expenses):
Interest expense, net	—	—	(35,311)	(35,311)
Equity in earnings of unconsolidated affiliates	20,947	—	—	20,947
Income before taxes	149,528	7,736	(36,902)	120,362
Provision for income tax expense	—	—	(31,921)	(31,921)
Net income and comprehensive income	$149,528	7,736	(68,823)	88,441

Adjusted EBITDA(2)				$201,275
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data below represents the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the three months ended June 30, 2019 and 2020.

			Amount of
	Three Months Ended June 30,		Increase	Percentage
	2019	2020	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	242,266	261,039	18,773	8%
Gathering—high pressure (MMcf)	238,406	258,380	19,974	8%
Compression (MMcf)	218,020	246,790	28,770	13%
Fresh water delivery (MBbl)	11,147	9,318	(1,829)	(16)%
Treated water (MBbl)	2,658	—	(2,658)	*
Other fluid handling (MBbl)	5,086	5,433	347	7%
Wells serviced by fresh water delivery	25	22	(3)	(12)%
Gathering—low pressure (MMcf/d)	2,662	2,869	207	8%
Gathering—high pressure (MMcf/d)	2,620	2,839	219	8%
Compression (MMcf/d)	2,396	2,712	316	13%
Fresh water delivery (MBbl/d)	122	102	(20)	(16)%
Treated water (MBbl/d)	29	—	(29)	*
Other fluid handling (MBbl/d)	56	60	4	7%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.33	—	*
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average compression fee ($/Mcf)	$0.19	0.20	0.01	5%
Average fresh water delivery fee ($/Bbl)	$3.90	3.96	0.06	2%
Average treatment fee ($/Bbl)	$4.50	—	(4.50)	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	89,770	127,791	38,021	42%
Fractionation—Joint Venture (MBbl)	2,470	3,014	544	22%
Processing—Joint Venture (MMcf/d)	986	1,404	418	42%
Fractionation—Joint Venture (MBbl/d)	27	33	6	22%
*	Not meaningful or applicable.

Discussion of Results of Operations for the Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2020

Revenues. Total revenues decreased by 14%, from $256 million, including amortization of customer relationships of $9 million, for the three months ended June 30, 2019 to $220 million including amortization of customer relationships of $18 million, for the three months ended June 30, 2020. Gathering and processing revenues remained relatively consistent for the three months ended June 30, 2019 and 2020 at $167 million and $165 million, respectively. Water handling revenues decreased by 38%, from $89 million for the three months ended June 30, 2019 to $55 million for the three months ended June 30, 2020. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue decreased $5 million period over period due to a $12 million rebate to Antero Resources for achieving certain volumetric targets, partially offset by an increase in throughput volumes of 19 Bcf, or 207 MMcf/d. Low pressure gathering volumes increased due to 132 additional wells connected to our system since June 30, 2019;
●	high pressure gathering revenue increased $4 million period over period due to an increase in throughput volumes of 20 Bcf, or 219 MMcf/d due to additional wells connected to our system; and
●	compression revenue increased $6 million period over period due to an increase in throughput volumes of 29 Bcf, or 316 MMcf/d, primarily due to additional wells connected to our system and one compressor that came online in 2020.

Water Handling

●	fresh water delivery revenue decreased $7 million period over period due to a decrease in fresh water delivery of 1,829 MBbl, or 20 MBbl/d, as a result of a decrease in the number of wells completed;
●	revenue from the Clearwater Facility decreased $12 million for the period due to idling the Clearwater Facility in September 2019; and
●	other fluid handling services revenue decreased $13 million as costs for these services, which are billed at cost plus 3%, decreased as a result of operational efficiencies associated with our flowback and produced wastewater services, which commenced in the fourth quarter of 2019, and cost reductions.

Direct operating expenses. Total direct operating expenses decreased by 34%, from $64 million for the three months ended June 30, 2019 to $42 million for the three months ended June 30, 2020. Gathering and processing direct operating expenses remained relatively consistent for the three months ended June 30, 2019 and 2020 at $12 million and $14 million, respectively. Water handling direct operating expenses decreased from $52 million for the three months ended June 30, 2019 to $28 million for the three months ended June 30, 2020. The decrease was primarily due to more efficient flowback and produced wastewater operations, which includes the utilization of our water blending facilities.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 26% from $13 million for the three months ended June 30, 2019 to $10 million for the three months ended June 30, 2020 primarily due to cost reduction efforts.

Equity-based compensation expenses. Equity-based compensation expenses decreased by 87% from $22 million for the three months ended June 30, 2019 to $3 million for the three months ended June 30, 2020 due to the Exchanged B Units that were fully vested on December 31, 2019.

Depreciation expense. Total depreciation expense decreased by 24%, from $36 million for the three months ended June 30, 2019 to $28 million for the three months ended June 30, 2020 primarily due to impairments of property and equipment during the third quarter of 2019 and first quarter of 2020, partially offset by additional gathering, compression and water handling assets placed in service.

Accretion and change in fair value of contingent acquisition consideration. Accretion of contingent acquisition consideration decreased from $2 million for the three months ended June 30, 2019 to none for the three months ended June 30, 2020 as contingent consideration was paid in January 2020. No additional contingent consideration is expected to be paid.

Operating income. Total operating income increased by 15%, from $118 million for the three months ended June 30, 2019 to $135 million for the three months ended June 30, 2020 primarily due to the Exchanged B Units being fully vested on December 31, 2019. Gathering and processing operating income decreased by 2%, from $131 million for the three months ended June 30, 2019 to $129 million for the three months ended June 30, 2020. Water handling operating income increased by 19%, from $6 million for the three months ended June 30, 2019 to $8 million for the three months ended June 30, 2020 primarily as a result of increased operational efficiencies associated with our flowback and produced wastewater services.

Interest expense. Interest expense increased by 12%, from $32 million for the three months ended June 30, 2019 to $35 million for the three months ended June 30, 2020 primarily due to the issuance of $650 million of 5.75% senior unsecured notes on June 28, 2019, partially offset by lower interest rates.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 54%, from $14 million for the three months ended June 30, 2019 to $21 million for the three months ended June 30, 2020 primarily attributable to an increase in the level of operations at the Joint Venture in the three months ended June 30, 2020.

Income tax expense. Income tax expense remained relatively consistent at $30 million and $32 million for the three months ended June 30, 2019 and 2020, respectively.

Net income. Net income increased by 28%, from $69 million for the three months ended June 30, 2019 to $88 million for the three months ended June 30, 2020 primarily due to overall cost reductions.

Adjusted EBITDA. Adjusted EBITDA decreased by 2%, from $206 million for the three months ended June 30, 2019 to $201 million for the three months ended June 30, 2020. The decrease was primarily due to decreased freshwater delivery revenue. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Pro Forma Segment Results of Operations for the Six Months Ended June 30, 2019

					Pro Forma
	Gathering and	Water	Pro Forma		Consolidated
(in thousands)	Processing	Handling	Adjustments	Unallocated (1)	Total
Six months ended June 30, 2019
Revenues:
Revenue–Antero Resources	$327,232	211,069	—	—	538,301
Revenue–third-party	—	101	—	—	101
Amortization of customer contracts	(2,903)	(7,412)	(25,225)	—	(35,540)
Total revenues	324,329	203,758	(25,225)	—	502,862

Operating expenses:
Direct operating	26,485	117,313	—	—	143,798
General and administrative (excluding equity-based compensation)	18,247	10,956	(15,345)	8,578	22,436
Equity-based compensation	4,248	2,031	—	29,164	35,443
Impairment of property and equipment	7,183	393	—	—	7,576
Depreciation	23,603	42,201	(2,974)	—	62,830
Accretion and change in fair value of contingent acquisition consideration	—	5,274	—	—	5,274
Accretion of asset retirement obligations	—	142	—	—	142
Total operating expenses	79,766	178,310	(18,319)	37,742	277,499
Operating income	244,563	25,448	(6,906)	(37,742)	225,363
Other income (expenses):
Interest expense, net	—	—	(3,301)	(54,553)	(57,854)
Equity in earnings of unconsolidated affiliates	28,767	—	571	—	29,338
Income before taxes	273,330	25,448	(9,636)	(92,295)	196,847
Provision for income tax expense	—	—	(22,470)	(28,042)	(50,512)
Net income and comprehensive income	$273,330	25,448	(32,106)	(120,337)	146,335

Adjusted EBITDA(2)					$408,633
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Segment Results of Operations for the Six Months Ended June 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Six months ended June 30, 2020
Revenues:
Revenue–Antero Resources	$361,120	161,535	—	522,655
Gathering—low pressure rebate	(24,000)	—	—	(24,000)
Amortization of customer relationships	(18,477)	(16,734)	—	(35,211)
Total revenues	318,643	144,801	—	463,444

Operating expenses:
Direct operating	27,450	63,345	—	90,795
General and administrative (excluding equity-based compensation)	10,484	5,599	3,841	19,924
Facility idling	—	11,153	—	11,153
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	—	89,083	—	89,083
Equity-based compensation	4,799	986	250	6,035
Depreciation	27,456	27,632	—	55,088
Accretion of asset retirement obligations	—	103	—	103
Loss on asset sale	—	240	—	240
Total operating expenses	645,650	198,141	4,091	847,882
Operating loss	(327,007)	(53,340)	(4,091)	(384,438)
Other income (expenses):
Interest expense, net	—	—	(72,942)	(72,942)
Equity in earnings of unconsolidated affiliates	40,024	—	—	40,024
Loss before taxes	(286,983)	(53,340)	(77,033)	(417,356)
Provision for income tax benefit	—	—	112,864	112,864
Net income loss and comprehensive loss	$(286,983)	(53,340)	35,831	(304,492)

Adjusted EBITDA(2)				$418,611
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data below represents the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the six months ended June 30, 2019 and 2020.

			Amount of
	Six Months Ended June 30,		Increase	Percentage
	2019(1)	2020	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	472,806	508,262	35,456	7%
Gathering—high pressure (MMcf)	463,192	503,825	40,633	9%
Compression (MMcf)	420,958	475,757	54,799	13%
Fresh water delivery (MBbl)	24,879	25,937	1,058	4%
Treated water (MBbl)	4,805	—	(4,805)	*
Other fluid handling (MBbl)	10,152	11,033	881	9%
Wells serviced by fresh water delivery	56	65	9	16%
Gathering—low pressure (MMcf/d)	2,612	2,793	181	7%
Gathering—high pressure (MMcf/d)	2,559	2,768	209	8%
Compression (MMcf/d)	2,325	2,614	289	12%
Fresh water delivery (MBbl/d)	137	143	6	4%
Treated water (MBbl/d)	27	—	(27)	*
Other fluid handling (MBbl/d)	56	61	5	9%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.33	—	*
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average compression fee ($/Mcf)	$0.19	0.20	0.01	5%
Average fresh water delivery fee ($/Bbl)	$3.89	3.96	0.07	2%
Average treatment fee ($/Bbl)	$4.49	—	(4.49)	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	179,422	248,305	68,883	38%
Fractionation—Joint Venture (MBbl)	4,451	5,997	1,546	35%
Processing—Joint Venture (MMcf/d)	991	1,364	373	38%
Fractionation—Joint Venture (MBbl/d)	25	33	8	32%
(1)	Pro forma.
*	Not meaningful or applicable.

Discussion of Results of Operations for the Six Months Ended June 30, 2019 (Pro Forma) Compared to the Six Months Ended June 30, 2020

Unless the context otherwise requires, references in this discussion of the pro forma results of operations for the six months ended June 30, 2019 to the “Company,” “we,” “us” or “our” refer to, and the results of operations discussed below relate to, the combined results of Antero Midstream Corporation and Antero Midstream Partners as if the Transactions had occurred on January 1, 2019.

Revenues. Total revenues decreased by 8%, from $503 million, including amortization of customer relationships of $36 million, for the six months ended June 30, 2019 to $463 million, including amortization of customer relationships of $35 million, for the six months ended June 30, 2020. Gathering and processing revenues decreased by 2%, from $324 million for the six months ended June 30, 2019 to $319 million for the six months ended June 30, 2020. Water handling revenues decreased by 29%, from $204 million for the six months ended June 30, 2019 to $145 million for the six months ended June 30, 2020. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue decreased $11 million period over period due to $24 million in rebates to Antero Resources for achieving certain volumetric targets, partially offset by an increase in throughput volumes of 35 Bcf, or 181 MMcf/d. Low pressure gathering volumes increased due to 132 additional wells connected to our system since June 30, 2019;
●	high pressure gathering revenue increased $9 million period over period due to an increase in throughput volumes of 41 Bcf, or 209 MMcf/d due to additional wells connected to our system; and
●	compression revenue increased $12 million period over period due to an increase in throughput volumes of 55 Bcf, or 289 MMcf/d, primarily due to additional wells connected to our system and one compressor that came online in 2020.

Water Handling

●	fresh water delivery revenue increased $6 million period over period due to an increase in fresh water delivery of 1,058 MBbl, or 6 MBbl/d, as a result of an increase in the number of wells completed;
●	revenue from the Clearwater Facility decreased $22 million for the period due to idling the Clearwater Facility in September 2019; and
●	other fluid handling services revenue decreased $34 million as costs for these services, which are billed at cost plus 3%, decreased due to operational efficiencies associated with our flowback and produced wastewater services, which commenced in the fourth quarter of 2019, and cost reductions.

Direct operating expenses. Total direct operating expenses decreased by 37%, from $144 million for the six months ended June 30, 2019 to $91 million for the six months ended June 30, 2020. Gathering and processing direct operating expenses remained relatively consistent for the six months ended June 30, 2019 and 2020 at $26 million and $27 million, respectively. Water handling direct operating expenses decreased by 46%, from $117 million for the six months ended June 30, 2019 to $63 million for the six months ended June 30, 2020. The decrease was primarily due to more efficient flowback and produced wastewater operations, which includes the utilization of our water blending facilities.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 11%, from $22 million for the six months ended June 30, 2019 to $20 million for the six months ended June 30, 2020 primarily due to cost reduction efforts.

Equity-based compensation expenses. Equity-based compensation expenses decreased from $35 million for the six months ended June 30, 2019 to $6 million for the six months ended June 30, 2020 due to the Exchanged B Units that were fully vested on December 31, 2019.

Impairment of property and equipment expense. Impairment of property and equipment expense of $8 million for the six months ended June 30, 2019 was incurred in connection with the decommission of assets related to a third-party compressor station.

Impairment of property and equipment expense of $89 million for the six months ended June 30, 2020 was due to the impairment of fresh water delivery assets in the Utica Shale region.

Depreciation expense. Total depreciation expense decreased by 12%, from $63 million for the six months ended June 30, 2019 to $55 million for the six months ended June 30, 2020 primarily due to assets that were impaired during the third quarter of 2019 and the first quarter of 2020, partially offset by additional gathering, compression and water handling assets placed in service.

Accretion and change in fair value of contingent acquisition consideration. Accretion of contingent acquisition consideration decreased from $5 million for the six months ended June 30, 2019 to none for the six months ended June 30, 2020 because contingent consideration was paid in January 2020. No additional contingent consideration is expected to be paid.

Operating income (loss). Total operating income for the six months ended June 30, 2019 was $225 million. Total operating loss for the six months ended June 30, 2020 was $384 million. Gathering and processing operating income was $245 million for the six months ended June 30, 2019. Gathering and processing operating loss was $327 million for the six months ended June 30, 2020 primarily due to an impairment of goodwill. Water handling operating income was $25 million for the six months ended June 30, 2019. Water handling operating loss was $53 million for the six months ended June 30, 2020 primarily due to the impairment of fresh water delivery assets in the Utica Shale region.

Interest expense. Interest expense increased by 26%, from $58 million for the six months ended June 30, 2019 to $73 million for the six months ended June 30, 2020 primarily due to an increase in interest expense incurred on increased borrowings under the Credit Facility during the period and the issuance of $650 million of 5.75% senior unsecured notes on June 28, 2019.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 36%, from $29 million for the six months ended June 30, 2019 to $40 million for the six months ended June 30, 2020 primarily attributable to an increase in the level of operations at the Joint Venture in the six months ended June 30, 2020.

Net income (loss). Net income was $146 million for the six months ended June 30, 2019. Net loss was $304 million for the six months ended June 30, 2020 primarily due to a $575 million impairment of goodwill for our gathering system and an $89 million impairment of freshwater delivery assets.

Adjusted EBITDA. Adjusted EBITDA increased by 2%, from $409 million for the six months ended June 30, 2019 to $419 million for the six months ended June 30, 2020. The increase was primarily due to increased throughput and decreased direct operating expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity as Reported

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flow, cash on our balance sheet and available borrowings under the Credit Facility. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash dividends and share repurchases under our share repurchases program for at least the next twelve months.

Our Board of Directors declared a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended June 30, 2020. The dividend will be payable on August 12, 2020 to stockholders of record as of July 30, 2020. Our Board of Directors also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock, which will be paid on August 14, 2020 in accordance with their terms, which are discussed in Note 13—Equity and Earnings Per Common Share. As of June 30, 2020, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by a combination of cash flows from operations or borrowings under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2020:

	Six Months Ended June 30,		Increase/
(in thousands)	2019	2020	(Decrease)
Net cash provided by operating activities	$252,164	362,147	109,983
Net cash used in investing activities	(221,401)	(143,341)	(78,060)
Net cash used in financing activities	(25,794)	(217,044)	191,250
Net increase in cash and cash equivalents	$4,969	1,762

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $252 million and $362 million for the six months ended June 30, 2019 and 2020, respectively. The increase in cash flows provided by operations for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily the result of increased cash flows associated with the Merger.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities was $221 million and $143 million for the six months ended June 30, 2019 and 2020, respectively. The decrease in cash flows used in investing activities was due to (i) an $81 million decrease in investments made in unconsolidated affiliates and a $33 million decrease in additions to our water handling system, partially offset by a $15 million increase in expansions to our gathering system.

Antero Midstream Partners’ capital spending for the full six months ended June 30, 2019 included investing activities of (i) $137 million to our gathering system, (ii) $81 million to our water handling system, and (iii) $128 million invested in our Joint Venture.

Our current capital budget is a range of $200 million to $215 million for 2020. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels or if Antero Resources temporarily curtails or shuts-in production, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $25 million and $217 million for the six months ended June 30, 2019 and 2020, respectively. For the six months ended June 30, 2019, net cash used in financing activities included: (i) total distributions to shareholders and holders of Series B Units of $186 million; (ii) net repayments on the Credit Facility of $481 million; and (iii) the issuance of $650 million of 5.75% senior unsecured notes on June 28, 2019. Net cash used in financing activities for the six months ended June 30, 2020 included: (i) total dividends paid to common and preferred shareholders of $296 million; (ii) $125 million (net of $34 million reflected in the cash flows provided by operating operations related to the accretion of fair value) paid to Antero Resources for the fair value of contingent acquisition consideration at the date of acquisition; (iii) $196 million in net borrowings on our Credit Facility; and (iv) $25 million of repurchases of common stock.

Debt Agreements and Contractual Obligations

Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, as borrower (the “Borrower”), entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with a consortium of banks on October 26, 2017. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower elects to enter into an Investment Grade Period (as defined in the Credit

Facility). Our Credit Facility provides for borrowing under either the Eurodollar Rate or the Base Rate (as each term is defined in the Credit Facility).

The Credit Facility matures on October 26, 2022. At June 30, 2020, we had $1.2 billion of borrowings and no letters of credit outstanding under the Credit Facility. Lender commitments under the Credit Facility are currently $2.13 billion.

We have a choice of borrowing in Eurodollars or at the base rate. Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable (i) with respect to base rate loans, quarterly and (ii) with respect to Eurodollar loans, the last day of each Interest Period (as defined below); provided that if any Interest Period for a Eurodollar loan exceeds three months, interest will be payable on the respective dates that fall every three months after the beginning of such Interest Period. Eurodollar loans bear interest at a rate per annum equal to the LIBOR Rate administered by the ICE Benchmark Administration for one, two, three, six or, if available to the lenders, twelve months (the “Interest Period”) plus an applicable margin ranging from 125 to 225 basis points (subject to certain exceptions), depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month Eurodollar loans plus 100 basis points, plus an applicable margin ranging from 25 to 125 basis points (subject to certain exceptions) depending on the leverage ratio then in effect.

The Credit Facility is guaranteed by our subsidiaries and is secured by mortgages on substantially all of Antero Midstream Partners’ and its subsidiaries’ properties. The Credit Facility contains restrictive covenants that may limit our ability to, among other things:

●	incur additional indebtedness;
●	sell assets;
●	make loans to others;
●	make investments;
●	enter into mergers;
●	make certain restricted payments;
●	incur liens; and
●	engage in certain other transactions without the prior consent of the lenders.

The Credit Facility also requires us to maintain the following financial ratios (subject to certain exceptions):

●	a consolidated interest coverage ratio, which is the ratio of our consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter;
●	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that, at our election (the “Financial Covenant Election”), the consolidated total leverage ratio shall be no more than 5.25 to 1.0; and
●	after a Financial Covenant Election, a consolidated senior secure leverage ratio covenant rather than the consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with the applicable covenants and ratios as of June 30, 2020.

Senior Notes

Please refer to Note 9—Long-Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K for information on our senior notes.

Contractual Obligations

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance. A summary of our contractual obligations by maturity date as of June 30, 2020 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Credit Facility (1)	$—	—	1,155	—	—	—	—	1,155
5.375% senior notes due 2024—principal	—	—	—	—	650	—	—	650
5.375% senior notes due 2024—interest	17	35	35	35	35	—	—	157
5.75% senior notes due 2027—principal	—	—	—	—	—	—	650	650
5.75% senior notes due 2027—interest	19	37	37	37	37	37	56	260
5.75% senior notes due 2028—principal	—	—	—	—	—	—	650	650
5.75% senior notes due 2028—interest	19	37	37	37	37	37	93	297
Asset retirement obligations	3	—	—	1	—	—	2	6
Total	$58	109	1,264	110	759	74	1,451	3,825

(1)	Includes outstanding principal amounts on the Credit Facility at June 30, 2020. This table does not include future commitment fees, interest expense or other fees on the Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or interest rates that may be charged.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. In our presentation of Adjusted EBITDA for the three months ended June 30, 2019 and the three and six months ended June 30, 2020, net income (loss) and the corresponding adjustments reflect our actual results of operations.  In our presentation of Adjusted EBITDA for the six months ended June 30, 2019, net income (loss) and the corresponding adjustments reflect our pro forma results of operations. The pro forma information should be read in conjunction with the unaudited pro forma condensed combined financial statements, which are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q. For more information, see “Items Affecting Comparability of Our Financial Results.”

We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss on asset sale and including cash distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2020	2019(1)	2020
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$69,274	88,441	$146,335	(304,492)
Interest expense, net	31,521	35,311	57,854	72,942
Income tax expense (benefit)	30,419	31,921	50,512	(112,864)
Amortization of customer relationships	8,534	17,606	35,540	35,211
Depreciation expense	36,447	27,745	62,830	55,088
Impairment	594	—	7,576	664,544
Accretion and change in fair value of contingent acquisition consideration	2,366	61	5,416	103
Equity-based compensation	21,543	2,697	35,443	6,035
Equity in earnings of unconsolidated affiliates	(13,623)	(20,947)	(29,338)	(40,024)
Loss on asset sale	—	240	—	240
Distributions from unconsolidated affiliates	19,085	18,200	36,465	41,828
Adjusted EBITDA	$206,160	201,275	$408,633	418,611
(1)	Pro Forma.

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

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended June 30, 2020 that had or are expected to have a material effect on the Company’s financial reporting.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At June 30, 2020, we had $1.2 billion of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $5.7 million increase in interest expense for the six months ended June 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2020, Antero Treatment LLC (“Antero Treatment”), a wholly owned subsidiary of the Company, filed suit against Veolia and Veolia North America in Denver County, Colorado, asserting claims of fraud, breach of contract, and other related claims. Antero Treatment alleges that Veolia failed to meet its contractual obligations to design and build a “turnkey” wastewater disposal facility under a Design/Build Agreement dated August 18, 2015 (the “DBA”), and that Veolia fraudulently concealed certain design flaws during contract negotiations and continued to conceal and fraudulently misrepresent the impact of certain design changes post-execution of the DBA. Antero Treatment is seeking damages from Veolia of at least $457 million, which represents the Company’s recorded impairment of the idled Clearwater Facility. In the alternative, Antero Treatment sought rescission of the DBA and restitution of, at a minimum, the $230 million out-of-pocket costs paid to Veolia pursuant to the DBA. Antero Treatment also asserts related claims against Veolia North America, including equitable claims with respect to certain amounts Antero paid to Veolia North America.

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

On April 17, 2020, Veolia, Veolia North America, and the Antero Defendants each filed partial motions to dismiss directed at certain claims asserted by the opposing party. On July 23, 2020, the Court dismissed Veolia’s equitable claims against the Antero Defendants and Antero Treatment’s alternative claim for rescission against Veolia. All other claims remain part of the consolidated action.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2019 Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. There have been no material changes to the risks described in such reports. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number of	Approximate Value
	Number of	Average Price	Common	of Common
	Common	Paid per	Shares Purchased	Shares that May
	Shares	Common	as Part of Publicly	Yet be Purchased
Period	Purchased(1)	Share	Announced Plans(2)	Under the Plan
April 1, 2020 – April 30, 2020	3,335,119	$2.76	3,201,800	$149,800,870
May 1, 2020 – May 31, 2020	7,900	$4.24	7,900	$149,767,409
June 1, 2020 – June 30, 2020	—	$—	—	N/A
Total	3,343,019	$2.77	3,209,700	$149,767,409
(1)	The total number of shares purchased includes 133,319 shares repurchased in April, representing shares of AM common stock transferred to us to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees. There were no such repurchases in May and June.
(2)	In August 2019, the Company’s Board of Directors authorized a $300 million share repurchase program. During the three months ended June 30, 2020, we repurchased 3,209,700 shares under this program for a total of $8.9 million, or a weighted average of $2.77 per share.

Item 6.Exhibits

Exhibit Number		Description of Exhibit
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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended June 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Michael N. Kennedy
MICHAEL N. KENNEDY
Chief Financial Officer

Date:	July 29, 2020