Form 10-Q
period 2020-09-30
Antero Midstream Corp
filed 2020-10-28
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had 476,639,002 shares of common stock outstanding as of October 23, 2020.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

December 31, 2019 and September 30, 2020

(In thousands)

		(Unaudited)
	December 31,	September 30,
	2019	2020
Assets
Cash and cash equivalents	$1,235	2,393
Accounts receivable–Antero Resources	101,029	83,948
Accounts receivable–third party	4,574	3,599
Income tax receivable	—	17,547
Other current assets	1,720	521
Total current assets	108,558	108,008
Property and equipment, net	3,273,410	3,255,889
Investments in unconsolidated affiliates	709,639	728,325
Deferred tax asset	103,231	125,596
Customer relationships	1,498,119	1,445,108
Goodwill	575,461	—
Other assets, net	14,460	10,578
Total assets	$6,282,878	5,673,504

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$3,146	2,429
Accounts payable–third party	6,645	19,920
Accrued liabilities	104,188	36,535
Contingent acquisition consideration	125,000	—
Other current liabilities	3,105	2,375
Total current liabilities	242,084	61,259
Long-term liabilities:
Long-term debt	2,892,249	3,121,817
Other	5,131	4,937
Total liabilities	3,139,464	3,188,013

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized at December 31, 2019 and September 30, 2020, respectively
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding at both December 31, 2019 and September 30, 2020	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 484,042 and 476,597 issued and outstanding at December 31, 2019 and September 30, 2020, respectively	4,840	4,766
Additional paid-in capital	3,480,139	3,021,275
Accumulated deficit	(341,565)	(540,550)
Total stockholders' equity	3,143,414	2,485,491
Total liabilities and stockholders' equity	$6,282,878	5,673,504

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended September 30, 2019 and 2020

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2019	2020
Revenue:
Gathering and compression–Antero Resources	$175,719	190,214
Water handling–Antero Resources	96,939	61,001
Amortization of customer relationships	(28,863)	(17,800)
Total revenue	243,795	233,415
Operating expenses:
Direct operating	61,808	38,052
General and administrative (including $20,129 and $3,678 of equity-based compensation in 2019 and 2020, respectively)	30,595	13,232
Facility idling	1,512	2,527
Impairment of goodwill	43,759	—
Impairment of property and equipment	407,848	947
Impairment of customer relationships	5,871	—
Depreciation	24,460	26,801
Accretion and change in fair value of contingent acquisition consideration	1,977	—
Accretion of asset retirement obligations	54	39
Total operating expenses	577,884	81,598
Operating income (loss)	(334,089)	151,817
Interest expense, net	(36,134)	(34,501)
Equity in earnings of unconsolidated affiliates	18,478	23,173
Income (loss) before income taxes	(351,745)	140,489
Provision for income tax benefit (expense)	62,268	(34,982)
Net income (loss) and comprehensive income (loss)	$(289,477)	105,507

Net income (loss) per share–basic	$(0.57)	0.22
Net income (loss) per share–diluted	$(0.57)	0.22

Weighted average common shares outstanding:
Basic	506,419	476,578
Diluted	506,419	478,694

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Loss

Nine Months Ended September 30, 2019 and 2020

(Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2019	2020
Revenue:
Gathering and compression–Antero Resources	$378,178	527,334
Water handling–Antero Resources	214,471	222,536
Water handling–third party	50	—
Amortization of customer relationships	(39,178)	(53,011)
Total revenue	553,521	696,859
Operating expenses:
Direct operating	140,788	128,847
General and administrative (including $53,095 and $9,713 of equity-based compensation in 2019 and 2020, respectively)	85,026	39,191
Facility idling	1,512	13,680
Impairment of goodwill	43,759	575,461
Impairment of property and equipment	408,442	90,030
Impairment of customer relationships	5,871	—
Depreciation	68,557	81,889
Accretion and change in fair value of contingent acquisition consideration	5,323	—
Accretion of asset retirement obligations	133	142
Loss on asset sale	—	240
Total operating expenses	759,411	929,480
Operating loss	(205,890)	(232,621)
Interest expense, net	(73,872)	(107,443)
Equity in earnings of unconsolidated affiliates	34,981	63,197
Loss before income taxes	(244,781)	(276,867)
Provision for income tax benefit	34,226	77,882
Net loss and comprehensive loss	$(210,555)	(198,985)

Net loss per share–basic and diluted	$(0.50)	(0.42)

Weighted average common shares outstanding:
Basic	423,296	478,831
Diluted	423,296	478,831

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statement of Partners’ Capital and Stockholders’ Equity

Nine Months Ended September 30, 2019

(Unaudited)

(In thousands)

	Common
	Shares
	Representing
	Limited					Additional	Accumulated
	Partner	Series B	Preferred	Common Stock		Paid-In	Earnings	Total
	Interests	Unitholders	Stock	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2018	$(41,969)	72,830	—	—	$—	—	—	30,861
Distributions to unitholders	(30,543)	(3,720)	—	—	—	—	—	(34,263)
Net (loss) and comprehensive (loss) pre-acquisition	(13,549)	—	—	—	—	—	—	(13,549)
Equity-based compensation pre-acquisition	7,034	—	—	—	—	—	—	7,034
Exchange of common shares for shares of common stock and cash consideration paid	79,027	(69,110)	—	506,641	5,066	4,002,898	—	4,017,881
Issuance of Series A non-voting perpetual preferred stock	—	—	—	—	—	—	—	—
Equity-based compensation post-acquisition	—	—	—	—	—	4,389	—	4,389
Net income and comprehensive income post-acquisition	—	—	—	—	—	—	23,197	23,197
Balance at March 31, 2019	—	—	—	506,641	5,066	4,007,287	23,197	4,035,550
Dividends to stockholders	—	—	—	—	—	(152,180)	—	(152,180)
Equity-based compensation	—	—	—	—	—	21,543	—	21,543
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	—	206	2	(1,830)	—	(1,828)
Net income and comprehensive income	—	—	—	—	—	—	69,274	69,274
Balance at June 30, 2019	—	—	—	506,847	$5,068	3,874,820	92,471	3,972,359
Dividends to stockholders	—	—	—	—	—	(154,284)	—	(154,284)
Equity-based compensation	—	—	—	—	—	20,129	—	20,129
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	—	49	1	(179)	—	(178)
Repurchases and retirement of common stock	—	—	—	(3,518)	(35)	(25,484)	—	(25,519)
Net loss and comprehensive loss	—	—	—	—	—	—	(289,477)	(289,477)
Balance at September 30, 2019	$—	—	—	503,378	$5,034	3,715,002	(197,006)	3,523,030

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2020

(Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	$—	484,042	$4,840	3,480,139	(341,565)	3,143,414
Dividends to stockholders	—	—	—	(149,014)	—	(149,014)
Equity-based compensation	—	—	—	3,338	—	3,338
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	43	—	(26)	—	(26)
Repurchases and retirement of common stock	—	(4,700)	(46)	(15,778)	—	(15,824)
Net loss and comprehensive loss	—	—	—	—	(392,933)	(392,933)
Balance at March 31, 2020	—	479,385	4,794	3,318,659	(734,498)	2,588,955
Dividends to stockholders	—	—	—	(147,656)	—	(147,656)
Equity-based compensation	—	—	—	2,697	—	2,697
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	311	4	(370)	—	(366)
Repurchases and retirement of common stock	—	(3,210)	(33)	(8,856)	—	(8,889)
Net income and comprehensive income	—	—	—	—	88,441	88,441
Balance at June 30, 2020	—	476,486	4,765	3,164,474	(646,057)	2,523,182
Dividends to stockholders	—	—	—	(146,802)	—	(146,802)
Equity-based compensation	—	—	—	3,678	—	3,678
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	111	1	(75)	—	(74)
Net income and comprehensive income	—	—	—	—	105,507	105,507
Balance at September 30, 2020	$—	476,597	4,766	3,021,275	(540,550)	2,485,491

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2019 and 2020

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$(210,555)	(198,985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Distributions from Antero Midstream Partners LP, prior to the Transactions	43,492	—
Depreciation	68,557	81,889
Payment of contingent consideration in excess of acquisition date fair value	—	(8,076)
Accretion and change in fair value of contingent acquisition consideration	5,456	142
Impairment	458,072	665,491
Deferred income taxes	(34,226)	(21,425)
Equity-based compensation	53,095	9,713
Equity in earnings of unconsolidated affiliates	(34,981)	(63,197)
Distributions from unconsolidated affiliates	42,570	69,313
Amortization of customer relationships	39,178	53,011
Amortization of deferred financing costs	2,123	3,299
Settlement of asset retirement obligations	—	(1,517)
Loss on asset sale	—	240
Changes in assets and liabilities:
Accounts receivable–Antero Resources	38,331	17,081
Accounts receivable–third party	12	1,139
Income tax receivable	—	(17,547)
Other current assets	(1,788)	1,036
Accounts payable–Antero Resources	(503)	(717)
Accounts payable–third party	(3,635)	6,239
Income taxes payable	(15,678)	—
Accrued liabilities	(19,648)	(50,240)
Net cash provided by operating activities	429,872	546,889
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(170,921)	(137,978)
Additions to water handling systems	(91,144)	(27,287)
Investments in unconsolidated affiliates	(117,339)	(24,802)
Cash received on acquisition of Antero Midstream Partners LP	619,532	—
Cash consideration paid to Antero Midstream Partners LP unitholders	(598,709)	—
Cash received in asset sale	—	123
Change in other assets	3,338	1,938
Change in other liabilities	(1,050)	—
Net cash used in investing activities	(356,293)	(188,006)
Cash flows provided by (used in) financing activities:
Distributions to unitholders and dividends to stockholders	(336,772)	(443,059)
Distributions to Series B unitholders	(3,720)	—
Distributions to preferred stockholders	(235)	(413)
Repurchases of common stock	(25,519)	(24,713)
Issuance of senior notes	650,000	—
Payments of deferred financing costs	(8,523)	—
Borrowings (repayments) on bank credit facilities, net	(349,500)	228,000
Payment for contingent acquisition consideration	—	(116,924)
Employee tax withholding for settlement of equity compensation awards	(2,008)	(466)
Other	(124)	(150)
Net cash used in financing activities	(76,401)	(357,725)
Net increase (decrease) in cash and cash equivalents	(2,822)	1,158
Cash and cash equivalents, beginning of period	2,822	1,235
Cash and cash equivalents, end of period	$—	2,393
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$75,071	135,426
Cash received (paid) during the period for income taxes	$(16,001)	38,910
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$34,667	(11,318)

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

December 31, 2019 and September 30, 2020

(1) Organization

Antero Midstream Corporation was originally formed as Antero Resources Midstream Management LLC in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream Partners”).  On May 4, 2017, Antero Resources Midstream Management LLC converted from a limited liability company to a limited partnership under the laws of the State of Delaware and changed its name to Antero Midstream GP LP (“AMGP”) in connection with its initial public offering.  On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among AMGP, Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation (the “Conversion”), (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”), and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to by the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AM common stock”). As a result of the Transactions, Antero Midstream Partners became and is now a wholly owned subsidiary of Antero Midstream Corporation and former shareholders of AMGP, unitholders of Antero Midstream Partners, including Antero Resources Corporation (“Antero Resources”), and holders of Series B Units became owners of AM common stock. Unless the context otherwise requires, references to the “Company,” or “Antero Midstream” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning on March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries, including Antero Midstream LLC, Antero Water LLC (“Antero Water”), Antero Treatment LLC, and Antero Midstream Finance Corporation (“Finance Corp”).

Antero Midstream is a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources and its production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. The Company’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants and water handling assets. The Company, through Antero Midstream Partners and its affiliates, provides midstream services to Antero Resources under long-term contracts. Antero Midstream’s corporate headquarters are located in Denver, Colorado.

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2019 and September 30, 2020, the results of the Company’s operations for the three and nine months ended September 30, 2019 and 2020, and its cash flows for the nine months ended September 30, 2019 and 2020. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss).

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

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

December 31, 2019 and September 30, 2020

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

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs, and discount rates typical of third-party market participants, which is a Level 3 fair value measurement. The Company recognized an $89 million impairment with respect to the freshwater delivery system during the nine months ended September 30, 2020.

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

December 31, 2019 and September 30, 2020

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

The Company’s unaudited condensed consolidated financial statements include equity-based compensation costs related to awards granted by its own plans, as in place before and after the Transactions, as well as costs allocated by Antero Resources for grants made prior to the Transactions. Costs allocated from Antero Resources are offset to additional paid in capital on the unaudited condensed consolidated balance sheet. See Note 6—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to the Company. For awards granted under its own plan, the Company recognizes compensation cost related to all equity-based awards in the financial statements based on the estimated grant date fair value. The Company is authorized to grant various types of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, dividend equivalent awards and other types of awards. The grant date fair values of such awards are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. See Note 11—Equity-Based Compensation.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted.  The CARES Act allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019, and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years.  As a result of this NOLs carryback provision in the CARES Act, the Company was able to recognize an income tax refund receivable in March 2020 of $55 million, including $11 million in income tax benefit for the current year and $44 million of previously recognized deferred income tax benefit.  As of September 30, 2020, the Company had received $39 million of this refund.

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

December 31, 2019 and September 30, 2020

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

The carrying values on the unaudited condensed balance sheet of the Company’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The assets and liabilities of Antero Midstream Partners were recorded at fair value as of the acquisition date, March 12, 2019 (see Note 3—Business Combination). Additionally, the Company uses certain valuation techniques in performing its goodwill impairment test described below and in determining the fair value of property and equipment, both of which were subject to impairment write-downs during the nine months ended September 30, 2020.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

Amortization of intangible assets with definite lives is calculated using the straight-line method, which is reflective of the benefit pattern in which the estimated economic benefit is expected to be received over the estimated useful life of the intangible asset. Intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the intangible asset may not be recoverable. If the sum of the expected undiscounted future cash flows related to the asset is less than the carrying amount of the asset, an impairment loss is recognized based on the fair value of the asset. As of March 31, 2020, the Company’s goodwill was fully impaired. See Note 4—Clearwater Facility Idling and Note 5—Goodwill and Intangibles.

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

December 31, 2019 and September 30, 2020

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

The purchase price allocation resulted in the recognition of $915 million of goodwill, including $575 million within the Company’s gathering and processing segment and $340 million of goodwill within its water handling segment. Substantially all of the goodwill is expected to be deductible for tax purposes. Goodwill represented the efficiencies realized with simplifying the Company’s corporate structure to own, operate and develop midstream energy infrastructure primarily to service Antero Resources. See Note 5—Goodwill and Intangibles.

The Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2019 include $6 million of acquisition-related costs associated with the Transactions. These costs were expensed as general and administrative costs.

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

December 31, 2019 and September 30, 2020

Impairment of property and equipment	$408,882
Impairment of goodwill	42,290
Impairment of customer relationships	11,871
Total impairment expense	$463,043

The Company incurred $2.5 million and $13.7 million in facility idling costs for the care and maintenance of the Clearwater Facility during the three and nine months ended September 30, 2020, respectively.

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

During the fourth quarter of 2019, the Company incurred impairment charges of $298 million to its fresh water delivery and services reporting unit, which is in the water handling segment. This was primarily due to decreased water volumes driven by decreased drilling operations by Antero Resources. There was no goodwill remaining in this segment after this impairment was incurred.

During the first quarter of 2020, the Company performed an interim impairment analysis of the goodwill due to changes in Antero Resources’ drilling plans as a result of the decline in commodity prices. As a result of this evaluation, the Company impaired all remaining goodwill of $575 million associated with its gathering and processing segment in the first quarter of 2020.

All customer relationships are subject to amortization and are amortized over a weighted-average period of 23 years, which reflects the remaining economic life of the relationships. The changes in the carrying amount of customer relationships for the nine months ended September 30, 2020 were as follows (in thousands):

Customer relationships as of December 31, 2019	$1,498,119
Accumulated amortization	(53,011)
Customer relationships as of September 30, 2020	$1,445,108

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2020	$17,663
Year ending December 31, 2021	70,672
Year ending December 31, 2022	70,672
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Thereafter	1,074,085
Total	$1,445,108

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

(6) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and nine months ended September 30, 2019 and 2020 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and processing services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $1.8 million and $1.6 million during the three months ended September 30, 2019 and 2020, respectively, and $4.1 million and $5.1 million during the nine months ended September 30, 2019 and 2020, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $9.6 million and $5.6 million during the three months ended September 30, 2019 and 2020, respectively, and $23.5 million and $18.4 million during the nine months ended September 30, 2019 and 2020, respectively.  These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on (i) the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable, and (ii) an annual management services fee.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it.  See Note 11—Equity-Based Compensation.

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

Gathering and Compression Agreement

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain volumetric targets at certain points during such time. Antero Resources achieved the volumetric targets for the first three quarters of 2020. For the three and nine months ended September 30, 2020, the Company provided Antero Resources $12 million and $36 million in rebates, respectively. Upon completion of the initial contract term, the gathering and compression agreement will continue

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

December 31, 2019 and September 30, 2020

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

Minimum revenue amounts under the gathering and compression minimum volume commitments as of September 30, 2020 are as follows (in thousands):

Remainder of 2020	$27,543
Year ending December 31, 2021	248,147
Year ending December 31, 2022	248,147
Year ending December 31, 2023	248,147
Year ending December 31, 2024	248,827
Year ending December 31, 2025	235,105
Thereafter	556,311
Total	$1,812,227

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

(b)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For more information on reportable segments, see Note 16—Reporting Segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2020	2019	2020	Reportable segment
Revenue from contracts with customers
Type of service
Gathering—low pressure	$80,741	92,673	175,375	259,612	Gathering and Processing(1)
Gathering—low pressure rebate	—	(12,000)	—	(36,000)	Gathering and Processing(1)
Gathering—high pressure	51,434	57,665	108,466	158,155	Gathering and Processing(1)
Compression	43,544	51,876	94,337	145,567	Gathering and Processing(1)
Fresh water delivery	50,434	40,398	104,638	143,116	Water Handling
Wastewater treatment	10,617	—	25,059	—	Water Handling
Other fluid handling	35,888	20,603	84,824	79,420	Water Handling
Amortization of customer relationships(2)	(16,363)	(9,342)	(19,266)	(27,819)	Gathering and Processing
Amortization of customer relationships(2)	(12,500)	(8,458)	(19,912)	(25,192)	Water Handling
Total	$243,795	233,415	553,521	696,859

Type of contract
Per Unit Fixed Fee	$175,719	202,214	378,178	563,334	Gathering and Processing(1)
Gathering—low pressure rebate	—	(12,000)	—	(36,000)	Gathering and Processing(1)
Per Unit Fixed Fee	61,051	40,398	129,697	143,116	Water Handling
Cost plus 3%	35,888	17,743	84,824	72,430	Water Handling
Cost of service fee	—	2,860	—	6,990	Water Handling
Amortization of customer relationships(2)	(16,363)	(9,342)	(19,266)	(27,819)	Gathering and Processing
Amortization of customer relationships(2)	(12,500)	(8,458)	(19,912)	(25,192)	Water Handling
Total	$243,795	233,415	553,521	696,859
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.
(2)	Fair value of customer contracts acquired as part of the Transactions discussed in Note 3—Business Combination.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

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

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities. At December 31, 2019 and September 30, 2020, the Company’s receivables with customers were $101 million and $84 million, respectively.

(8) Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

	Estimated	December 31,	September 30,
(in thousands)	useful lives	2019	2020
Land	n/a	$23,549	23,582
Gathering systems and facilities	40-50 years(1)	2,375,241	2,624,591
Permanent buried pipelines and equipment	7-20 years	602,230	538,249
Surface pipelines and equipment	1-7 years	48,594	43,978
Landfill	n/a(2)	1,244	1,244
Heavy trucks and equipment	3-5 years	6,617	5,919
Above ground storage tanks	5-10 years	3,418	2,443
Construction-in-progress	n/a	300,165	146,728
Total property and equipment		3,361,058	3,386,734
Less accumulated depreciation		(87,648)	(130,845)
Property and equipment, net		$3,273,410	3,255,889
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(2)	Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

Due to the decline in the industry environment as a result of low commodity prices, the Company evaluated its assets for impairment during the first quarter of 2020. As a result of this evaluation, the Company recorded an impairment expense of $89 million, which included an $83 million impairment expense to its permanent buried pipelines and equipment and a $6 million impairment expense to its surface pipelines and equipment.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

(9) Long-Term Debt

The Company’s long-term debt as of December 31, 2019 and September 30, 2020 was as follows:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2019	2020
Credit Facility (a)	$959,500	1,187,500
5.375% senior notes due 2024 (b)	650,000	650,000
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
Total principal	2,909,500	3,137,500
Unamortized debt premiums	5,142	4,483
Unamortized debt issuance costs	(22,393)	(20,166)
Total long-term debt	$2,892,249	3,121,817

(a)	Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility are currently $2.13 billion. As of December 31, 2019, the Borrower had outstanding borrowings under the Credit Facility of $960 million with a weighted average interest rate of 3.15%. As of September 30, 2020, the Borrower had outstanding borrowings under the Credit Facility of $1.2 billion with a weighted average interest rate of 1.66%. No letters of credit under the Credit Facility were outstanding at either December 31, 2019 or September 30, 2020. The maturity date of the facility is October 26, 2022. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower is assigned an Investment Grade Rating (as defined in the Credit Facility).

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy previously adopted by the board of directors of the general partner of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Company’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2019 and September 30, 2020.

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

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Finance Corp (together with Antero Midstream Partners, the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes were recorded at their fair value of $652.6 million as of March 12, 2019, the closing date of the Transactions, and the related premium of $2.6 million will be amortized into interest expense over the life of the 2024 Notes. The 2024 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  Antero Midstream Partners may redeem all or part of the 2024 Notes at any time at redemption prices ranging from 102.688% as of September 30, 2020 to

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

100.00% on or after September 15, 2022.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2024 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

(c)	5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.   The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, the closing date of the Transactions, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes.  The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 102.875% on or after March 1, 2022 to 100.00% on or after March 1, 2025.  In addition, prior to March 1, 2022, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2027 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.  At any time prior to March 1, 2022, Antero Midstream Partners may also redeem the 2027 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2027 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

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

(10) Accrued Liabilities

Accrued liabilities as of December 31, 2019 and September 30, 2020 consisted of the following items:

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

		(Unaudited)
	December 31,	September 30,
(in thousands)	2019	2020
Capital expenditures	$27,427	9,073
Operating expenses	24,980	9,454
Interest expense	44,440	13,155
Other	7,341	4,853
Total accrued liabilities	$104,188	36,535

(11) Equity-Based Compensation

The Company’s general and administrative expenses include equity-based compensation costs related to the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”) and the Series B Units prior to the Transactions. Equity-based compensation after the Transactions include (i) costs allocated to Antero Midstream Corporation by Antero Resources for grants made prior to the Transactions pursuant to the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”), (ii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan (the “AM LTIP”) and (iii) the Exchanged B Units (as defined below). Antero Midstream Corporation’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity. Equity-based compensation expense allocated to Antero Midstream Corporation was $3.6 million for the period from March 13, 2019 to September 30, 2019. For the three and nine months ended September 30, 2020, equity-based compensation allocated to Antero Midstream Corporation was $1.2 million and $4.5 million, respectively. For grants made prior to the Transactions, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $11.4 million as of September 30, 2020, which includes grants made under the Antero Midstream Partners Long Term Incentive Plan (the “AMP LTIP”) prior to the Transactions, which were converted into awards under the AM LTIP. A portion of this will be allocated to Antero Midstream Partners as it is amortized over the remaining service period of the related awards. Antero Midstream Corporation does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

Exchanged B Units

Upon Closing of the Transactions, each Series B Unit, vested and unvested, was exchanged for 176.0041 shares of AM common stock (the “Series B Exchange”). A total of 17,353,999 shares of the Company’s common stock were issued in exchange for the 98,600 Series B Units then outstanding (the “Exchanged B Units”). The Company recognized $18 million and $47 million of equity-based compensation expense related to the Series B awards for the three and nine months ended September 30, 2019, respectively, including expenses recognized with respect to the Series B Units prior to the Closing of the Transactions and expenses recognized with respect to the Exchanged B Units following the closing of the Transactions through September 30, 2019. There were no forfeitures after the Series B Exchange was completed.

AMGP LTIP

The Company recognized expense of $0.2 million for the nine months ended September 30, 2019. In connection with the Transactions, the AMGP LTIP was terminated on March 12, 2019. No expense was recognized for the three months ended September 30, 2019.

AM LTIP

The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, RSUs, dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of September 30, 2020, a total of 11,263,683 shares were available for future grant under the AM LTIP. For the three and nine months ended September 30, 2019, the Company recognized expense of $1.4 million and $2.8

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

million, respectively, related to these awards. For the three and nine months ended September 30, 2020, the Company recognized expense of $2.3 million and $5.0 million, respectively, related to these awards.

Restricted Stock Unit Awards

A summary of the RSU awards activity during the nine months ended September 30, 2020 is as follows:

		Weighted
		Average	Aggregate
	Number of	grant date	intrinsic value
	units	fair value	(in thousands)
Total AM LTIP RSUs awarded and unvested—December 31, 2019	1,275,990	$14.38	$9,685
Granted	2,495,907	$6.34
Vested	(499,365)	$14.33
Forfeited	(47,367)	$14.43
Total AM LTIP RSUs awarded and unvested—September 30, 2020	3,225,165	$8.17	$17,319

Intrinsic values are based on the closing price of the Company’s common shares on the referenced dates. At September 30, 2020, unamortized expense of $21 million related to the unvested RSUs is expected to be recognized over a weighted average period of approximately 2.5 years and the Company’s proportionate share will be allocated to it as it is recognized.

Performance Share Unit Awards Based on Return on Invested Capital

In 2020, the likelihood of achieving the performance conditions related to return on invested capital for the performance share unit (“PSU”) awards outstanding was probable and, therefore, for the three and nine months ended September 30, 2020, the Company recognized expense of $0.1 million and $0.2 million, respectively. As of September 30, 2019, the likelihood of achieving the performance conditions of the PSUs decreased to a level of improbable and, therefore, previously recognized expense of $0.2 million was reversed during the three months ended September 30, 2019.

As of September 30, 2020, there was $0.5 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 1.5 years.

Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP plan that vest ratable over a period of four years. As of September 30, 2020, the Company has accrued $1.3 million in other liabilities in the unaudited condensed consolidated balance sheet related to cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

(12) Cash Distributions and Dividends

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

				Distributions/
Quarter			Distributions/	Dividends
and Year	Record Date	Distribution Date	Dividends	per share
Q4 2018	February 1, 2019	February 21, 2019	$30,543	$0.164
Q1 2019	April 26, 2019	May 8, 2019	152,082	$0.3025
Q1 2019	May 15, 2019	May 15, 2019	98	*
Q2 2019	July 26, 2019	August 7, 2019	154,146	$0.3075
Q2 2019	August 14, 2019	September 18, 2019	138	*
Q3 2019	November 1, 2019	November 13, 2019	153,033	$0.3075
Q3 2019	November 14, 2019	November 14, 2019	138	*
**	December 31, 2019	December 31, 2019	2,299	**
	Total 2019		$492,477

Q4 2019	January 31, 2020	February 12, 2020	$148,876	$0.3075
*	February 14, 2020	February 14, 2020	138	*
Q1 2020	April 30, 2020	May 12, 2020	147,519	$0.3075
*	May 15, 2020	May 15, 2020	137	*
Q2 2020	July 30, 2020	August 12, 2020	146,664	$0.3075
*	August 14, 2020	August 14, 2020	138	*
	Total 2020		$443,472
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 13—Equity and Earnings Per Common Share.
**	Distributions declared on unvested Series B Units prior to the closing date of the Transactions that were paid upon the vesting date to the holders of the Exchanged B Units.

On October 14, 2020, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended September 30, 2020. The dividend will be payable on November 12, 2020 to stockholders of record as of October 29, 2020. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation to be paid on November 16, 2020 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Earnings Per Common Share. As of September 30, 2020, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

December 31, 2019 and September 30, 2020

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

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2020	2019	2020
Basic weighted average number of shares outstanding	506,419	476,578	423,296	478,831
Add: Dilutive effect of RSUs	—	254	—	—
Add: Dilutive effect of Series A preferred stock	—	1,862	—	—
Diluted weighted average number of shares outstanding	506,419	478,694	423,296	478,831

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share(1):
RSUs	1,309	2,995	1,103	2,168
Preferred shares	1,351	—	1,351	1,862
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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2019	2020	2019	2020
Net income (loss)	$(289,477)	105,507	(210,555)	(198,985)
Less preferred stock dividends	(138)	(138)	(304)	(413)
Net income (loss) available to common shareholders	$(289,615)	105,369	(210,859)	(199,398)

Net income (loss) per share–basic	$(0.57)	0.22	(0.50)	(0.42)
Net income (loss) per share–diluted	$(0.57)	0.22	(0.50)	(0.42)

Weighted average common shares outstanding–basic	506,419	476,578	423,296	478,831
Weighted average common shares outstanding–diluted	506,419	478,694	423,296	478,831

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

Goodwill

The Company estimated the fair value of its assets in performing its goodwill impairment analysis in the first quarter of 2020. The Company utilized a combination of approaches to discounted cash flow approach, comparable company method and the market value approach. The Company used a weighted-average cost of capital of 18.0% as of March 31, 2020, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

Property and equipment

The Company estimated the undiscounted future cash flow projections to assess its property and equipment for impairment. The carrying values of certain freshwater permanent buried pipelines and equipment and fresh water surface pipelines and equipment were deemed not recoverable. As a result, the carrying values have been reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs, and a discount rate typical of third-party market participants of 19.0% as of March 31, 2020, which is a Level 3 fair value measurement within the fair value hierarchy.

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

December 31, 2019 and September 30, 2020

of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability is valued based on Level 3 inputs related to expected average volumes and weighted average cost of capital.

In January 2020, Antero Midstream Partners paid Antero Resources $125 million and, as of September 30, 2020, no additional contingent acquisition consideration is expected to be earned. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy.

Senior Unsecured Notes

As of September 30, 2020, the fair value of the Company’s 2024 Notes, 2027 Notes and 2028 Notes were approximately $554 million, $536 million and $533 million, respectively, based on Level 2 market data inputs.

Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable at December 31, 2019 and September 30, 2020 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility at December 31, 2019 and September 30, 2020 approximated fair value because the variable interest rates are reflective of current market conditions.

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

The Company’s net income (loss) includes its proportionate share of the net income of the Joint Venture and Stonewall. When the Company records its proportionate share of net income, it increases equity income in the unaudited condensed consolidated statements of operations and comprehensive income and the carrying value of that investment on its balance sheet. When distributions on the Company’s proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the condensed consolidated balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the distribution approach under FASB ASC Topic 230, Statement of Cash Flows. The Company uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because it exercises significant influence, but not control, over the entities. The Company’s judgment regarding the level of influence over its equity investments includes considering

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

key factors such as its ownership interest, representation on the applicable board of directors and participation in policy-making decisions of Stonewall and the Joint Venture.

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

	Antero			Total Investment
	Midstream		MarkWest	in Unconsolidated
(in thousands)	Partners LP	Stonewall	Joint Venture	Affiliates
Balance at December 31, 2018	$43,492	—	—	43,492
Distributions from unconsolidated affiliates	(43,492)	—	—	(43,492)
Balance at March 12, 2019	—	—	—	—
Investments in unconsolidated affiliates acquired from Antero Midstream Partners	—	142,071	426,214	568,285
Additional Investments	—	—	154,359	154,359
Equity in net income of unconsolidated affiliates(1)	—	4,117	47,198	51,315
Distributions from unconsolidated affiliates	—	(5,730)	(58,590)	(64,320)
Balance at December 31, 2019	—	140,458	569,181	709,639
Additional investments	—	—	24,802	24,802
Equity in net income of unconsolidated affiliates(1)	—	5,098	58,099	63,197
Distributions from unconsolidated affiliates	—	(6,555)	(62,758)	(69,313)
Balance at September 30, 2020	$—	139,001	589,324	728,325
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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

The summarized operating results and assets of the Company’s reportable segments were as follows for the three and nine months ended September 30, 2019 and 2020:

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended September 30, 2019
Revenues:
Revenue–Antero Resources	$175,719	96,939	—	272,658
Amortization of customer contracts	(16,363)	(12,500)	—	(28,863)
Total revenues	159,356	84,439	—	243,795

Operating expenses:
Direct operating	13,197	48,611	—	61,808
General and administrative (excluding equity-based compensation)	6,741	3,098	627	10,466
Facility idling	—	1,512	—	1,512
Equity-based compensation	1,348	450	18,331	20,129
Impairment of goodwill	—	43,759	—	43,759
Impairment of property and equipment	—	407,848	—	407,848
Impairment of customer relationships	—	5,871	—	5,871
Depreciation	11,709	12,751	—	24,460
Accretion and change in fair value of contingent acquisition consideration	—	1,977	—	1,977
Accretion of asset retirement obligations	—	54	—	54
Total expenses	32,995	525,931	18,958	577,884
Operating income (loss)	$126,361	(441,492)	(18,958)	(334,089)

Equity in earnings of unconsolidated affiliates	$18,478	—	—	18,478
Total assets	$4,768,005	1,639,295	38,204	6,445,504
Additions to property and equipment	$81,715	39,160	—	120,875

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended September 30, 2020
Revenues:
Revenue–Antero Resources	$190,214	61,001	—	251,215
Amortization of customer relationships	(9,342)	(8,458)	—	(17,800)
Total revenues	180,872	52,543	—	233,415

Operating expenses:
Direct operating	16,078	21,974	—	38,052
General and administrative (excluding equity-based compensation)	5,405	2,579	1,570	9,554
Facility idling	—	2,527	—	2,527
Equity-based compensation	2,732	521	425	3,678
Impairment of property and equipment	947	—	—	947
Depreciation	14,900	11,901	—	26,801
Accretion of asset retirement obligations	—	39	—	39
Total expenses	40,062	39,541	1,995	81,598
Operating income	$140,810	13,002	(1,995)	151,817

Equity in earnings of unconsolidated affiliates	$23,173	—	—	23,173
Total assets	$4,383,313	1,146,687	143,504	5,673,504
Additions to property and equipment	$34,041	7,810	—	41,851

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Nine months ended September 30, 2019
Revenues:
Revenue–Antero Resources	$378,178	214,471	—	592,649
Revenue–third-party	—	50	—	50
Amortization of customer relationships	(19,266)	(19,912)	—	(39,178)
Total revenues	358,912	194,609	—	553,521

Operating expenses:
Direct operating	28,509	112,279	—	140,788
General and administrative (excluding equity-based compensation)	15,096	7,630	9,205	31,931
Facility idling	—	1,512	—	1,512
Equity-based compensation	4,011	1,589	47,495	53,095
Impairment of goodwill	—	43,759	—	43,759
Impairment of property and equipment	592	407,850	—	408,442
Impairment of customer relationships	—	5,871	—	5,871
Depreciation	26,990	41,567	—	68,557
Accretion and change in fair value of contingent acquisition consideration	—	5,323	—	5,323
Accretion of asset retirement obligations	—	133	—	133
Total operating expenses	75,198	627,513	56,700	759,411
Operating income (loss)	$283,714	(432,904)	(56,700)	(205,890)

Equity in earnings of unconsolidated affiliates	$34,981	—	—	34,981
Total assets	$4,768,005	1,639,295	38,204	6,445,504
Additions to property and equipment	$170,921	91,144	—	262,065

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

December 31, 2019 and September 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Nine months ended September 30, 2020
Revenues:
Revenue–Antero Resources	$527,334	222,536	—	749,870
Amortization of customer relationships	(27,819)	(25,192)	—	(53,011)
Total revenues	499,515	197,344	—	696,859

Operating expenses:
Direct operating	43,528	85,319	—	128,847
General and administrative (excluding equity-based compensation)	15,889	8,178	5,411	29,478
Facility idling	—	13,680	—	13,680
Equity-based compensation	7,531	1,507	675	9,713
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	947	89,083	—	90,030
Depreciation	42,356	39,533	—	81,889
Accretion of asset retirement obligations	—	142	—	142
Loss on asset sale	—	240	—	240
Total operating expenses	685,712	237,682	6,086	929,480
Operating loss	$(186,197)	(40,338)	(6,086)	(232,621)

Equity in earnings of unconsolidated affiliates	$63,197	—	—	63,197
Total assets	$4,383,313	1,146,687	143,504	5,673,504
Additions to property and equipment, net	$137,978	27,287	—	165,265

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at fair value. As a result, the unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the nine months ended September 30, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries commencing on March 13, 2019. Unless the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning and after March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries.

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

Our midstream assets are located in West Virginia and Ohio to serve the production of natural gas, NGLs and oil in the Appalachian Basin, primarily by Antero Resources. Our operations support well completion and production operations for Antero Resources and as such, we are directly impacted by changes in Antero Resources’ operations. While Antero Resources has seen a decrease in the overall demand for its products, demand for natural gas and NGLs has not declined as much as demand for oil, and there has not been as substantial an oversupply of natural gas and NGLs as there has been of oil. Furthermore, the decrease in demand for oil has significantly reduced the number of rigs drilling for oil in the continental U.S. and, as a result, estimates of future gas supply associated with oil production have declined. Additionally, the restart of economic activity in Asia and Europe, coupled with lower refinery liquefied petroleum gas (“LPG”) production from refineries in the U.S., Europe, and Asia during the second quarter, provided support for international LPG prices relative to oil. Further, reductions in OPEC+ and North American oil production and the associated NGL volumes are expected to have a supportive effect on propane and butane prices through the remainder of 2020 and into 2021. During the three and nine months ended September 30, 2020, all of our gathering, compression and processing revenues were derived from the production of natural gas.

Neither our nor Antero Resources’ supply chain has experienced any significant interruptions. The industry continues to experience storage capacity constraints for oil and certain NGL products, and Antero Resources may become subject to those constraints if it is not able to sell its production or certain components thereof, or enter into additional storage arrangements. The lack of a market or available storage for any one NGL product or oil could result in Antero Resources having to delay or discontinue well completions and commercial production or shut in production for other products as it has disclosed that it cannot curtail the production of individual products in a meaningful way without reducing the production of other products. Antero Resources has indicated that the potential impacts of these constraints may include partial shut-in of production, although it is not able to determine the extent of or for how long any shut-ins may occur. Antero Resources has also indicated that because some of its wells produce rich gas, which is processed, and some produce dry gas, which does not require processing, it has the ability to change the mix of products that it produces and wells that it completes to adjust its production to address takeaway capacity constraints for certain products. For example, Antero Resources has indicated that it has the ability to shut-in rich gas wells and still produce from its dry gas wells if processing or storage capacity of NGL products becomes further limited or constrained. Also, prior to the COVID-19 pandemic, Antero Resources had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for its condensate volumes. Since the outbreak of the pandemic, Antero Resources has expanded its customer base and its condensate storage capacity within the basin. However, any production curtailments or shut-ins by Antero Resources or our other customers will reduce throughput for our gathering and processing systems. In addition, if our customers delay or discontinue drilling or completion activities, it will reduce the volumes of water that we handle and therefore revenues for our water distribution and handling business.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted.  The CARES Act allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019, and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years.  As a result of this NOLs carryback provision in the CARES Act, we were able to recognize an income tax refund receivable in March 2020 of $55 million, including $11 million in income tax benefit for the current year and $44 million of previously recognized deferred income tax benefit.  As of September 30, 2020, we had received $39 million of this refund.

The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control and may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under our Credit Facility and our ability to access the capital markets.

Financial Results as Reported

The financial results of the Company for the nine months ended September 30, 2020 are not comparative to the nine months ended September 30, 2019 due to the closing of the Transactions on March 12, 2019. The results for the nine months ended September 30, 2019 are not reflective of the ongoing operations and financial results of the Company because the operating and financial results of Antero Midstream Partners are only included for the period from March 13, 2019 to September 30, 2019. Accordingly, in addition to presenting a discussion of Antero Midstream Corporation’s results of operations, we are also presenting Antero Midstream Corporation’s pro forma results of operations for the nine months ended September 30, 2019, which give pro forma effect to the Transactions as if they had occurred on January 1, 2019. See additional discussion below regarding “—Items Affecting Comparability of our Financial Results.”

For the three months ended September 30, 2019, we recognized net loss of $289 million. For the three months ended September 30, 2020, we recognized net income of $106 million. For the three months ended September 30, 2019 and 2020, we generated cash flows provided by operations of $178 million and $185 million, respectively.

For the nine months ended September 30, 2019 and 2020, we recognized net loss of $211 million and $199 million, respectively. For the nine months ended September 30, 2019 and 2020, we generated cash flows provided by operations of $430 million and $547 million, respectively.

Dividends Declared

Our Board of Directors declared a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended September 30, 2020. The dividend will be payable on November 12, 2020 to stockholders of record as of October 29, 2020. Our Board of Directors also declared a $138 thousand cash dividend on our shares of Series A Preferred Stock to be paid on November 16, 2020 in accordance with their terms, which are discussed in Note 13—Equity and Earnings Per Common Share.

2020 Capital Budget and Capital Spending

During 2020, we plan to expand our existing West Virginia and Ohio gathering, processing, water handling and fresh water delivery infrastructure to accommodate Antero Resources’ development plans. We announced a reduction to our 2020 capital budget to a range of $200 million to $210 million from our previously revised budget range of $200 million to $215 million. Antero Resources periodically reviews its capital expenditures and adjusts its budget and budget allocation based on commodity prices, operating cash flow and liquidity. Any additional adjustments to Antero Resources’ budget could result in further adjustments or reductions to our capital budget.

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

For the nine months ended September 30, 2020, our capital expenditures were approximately $190 million, including $130 million of expansion capital, $35 million of maintenance capital and $25 million of capital investment in the Joint Venture.

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

For the three months ended September 30, 2020, Antero Resources delivered low pressure gathering volumes of 3,051 MMcf/d, which resulted in a fee reduction of $12 million during the period. For the nine months ended September 30, 2020, we provided Antero Resources an aggregate of $36 million in fee reductions.

Credit Facility

We expect to fund our operations through borrowings under the Credit Facility, our operating cash flows and cash on our balance sheet. As of September 30, 2020, lender commitments under the Credit Facility were $2.13 billion, with a letter of credit sublimit of $150 million. At September 30, 2020, we had borrowings of $1.2 billion and no letters of credit outstanding under the Credit Facility. See “—Debt Agreements—Antero Midstream Partners Revolving Credit Facility” for a description of the Credit Facility.

Items Affecting Comparability of Our Financial Results

Our financial results for the nine months ended September 30, 2020 discussed below are not comparable to our financial results for the nine months ended September 30, 2019 primarily as a result of the Merger. The Merger was accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations, and accounted for as a business combination with the acquired assets and liabilities of Antero Midstream Partners recorded at their estimated fair value. As such, effective March 12, 2019, Antero Midstream Corporation commenced consolidating Antero Midstream Partners and its subsidiaries in its condensed consolidated financial statements. As a result, the unaudited condensed consolidated statements of operations and comprehensive income and cash flows of Antero Midstream Corporation for the nine months ended at September 30, 2020 includes the results of Antero Midstream Partners for the entire period. The historical unaudited condensed consolidated statements of operations and comprehensive income and cash flows for the nine months ended September 30, 2019 only include the results of operations of Antero Midstream Partners and its subsidiaries for the period after March 12, 2019, prior to which they only included AMGP’s income from distributions made on the IDRs of Antero Midstream Partners and AMGP’s expenses, which were limited to general and administrative expenses and equity-based compensation of AMGP.

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

Results of Operations as Reported

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2020

Revenue and Direct Operating Expenses. Revenues from Antero Resources and direct operating expenses reflect revenue and operating expenses generated by Antero Midstream Partners after the completion of the Transactions on March 12, 2019.

General and administrative expenses. General and administrative expenses (excluding equity-based compensation expense) decreased 8% from $32 million for the nine months ended September 30, 2019 to $29 million for the nine months ended September 30, 2020 primarily due to cost reduction efforts, partially offset by the inclusion of general and administrative expenses of Antero Midstream Partners after the completion of the Transactions on March 12, 2019. Equity-based compensation decreased from $53 million for the nine months ended September 30, 2019 to $10 million for the nine months ended September 30, 2020 due to the Exchanged B Units that were fully vested on December 31, 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $44 million for the nine months ended September 30, 2019 was for goodwill associated with the Clearwater Facility. Impairment of goodwill expense of $575 million for the nine months ended September 30, 2020 was for goodwill that was associated with our gathering system as a result of declines in commodity prices and the industry environment.

Impairment of property and equipment expense. Impairment of property and equipment expense of $408 million for the nine months ended September 30, 2019 was primarily due to the idling of the Clearwater Facility. Impairment of property and equipment expense of $90 million for the nine months ended September 30, 2020 was primarily due to the impairment of fresh water delivery assets in the Utica Shale region.

Impairment of customer relationship expense. Impairment of customer relationship expense of $6 million for the nine months ended September 30, 2019 reflects an impairment of the customer relationships associated with the idled Clearwater Facility.

Depreciation expense. Depreciation expense increased from $69 million for the nine months ended September 30, 2019 to $82 million for the nine months ended September 30, 2020 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Interest expense. Interest expense increased from $74 million for the nine months ended September 30, 2019 to $107 million for the nine months ended September 30, 2020 as a result of the acquisition of Antero Midstream Partners on March 12, 2019 (which included the assumption of approximately $2.4 billion of debt) and Antero Midstream Partners’ issuance of $650 million of 5.75% senior unsecured notes in June 2019.

Operating loss. Total operating loss was $206 million for the nine months ended September 30, 2019 and $233 million for the nine months ended September 30, 2020. The change is primarily due to impairment of goodwill and property and equipment and as a result of our acquisition of Antero Midstream Partners on March 12, 2019, partially offset by higher gathering and processing revenues and lower equity-based compensation charges.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased from $35 million for the nine months ended September 30, 2019 to $63 million for the nine months ended September 30, 2020 as a result of our acquisition of Antero Midstream Partners on March 12, 2019 and an increase in the level of operations at the Joint Venture in 2020.

Income tax benefit.  Income tax benefit for the nine months ended September 30, 2019 was $34 million.  Income tax benefit for the nine months ended September 30, 2020 was $78 million primarily due to the loss before income taxes for the nine months ended September 30, 2020 coupled with an $11 million benefit related to the carryback of NOLs to prior tax years.  This carryback generated a federal income tax receivable of $55 million, of which $39 million had been received as of September 30, 2020. This carryback is a result of a provision included in the CARES Act that allows corporations with NOLs incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there is taxable income, and claim an income tax refund in the applicable carryback years.  The income tax receivable account is classified as a current asset on the balance sheet.

Segment Results of Operations

Actual segment results of operations and operations data have been presented for the three months ended September 30, 2019 and 2020 and the nine months ended September 30, 2020. We have also provided pro forma segment results of operations and pro forma operations data for the nine months ended September 30, 2019, which have been prepared to give pro forma effect to the Transactions as if they had occurred on January 1, 2019. The pro forma adjustments are based on currently available information and certain estimates and assumptions, including the finalized purchase price allocation for the acquisition of Antero Midstream Partners. Management believes that the pro forma assumptions provide a reasonable basis for presenting the significant effects of the Transactions.

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

Segment Results of Operations for the Three Months Ended September 30, 2019

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended September 30, 2019
Revenues:
Revenue–Antero Resources	$175,719	96,939	—	272,658
Amortization of customer relationships	(16,363)	(12,500)	—	(28,863)
Total revenues	159,356	84,439	—	243,795

Operating expenses:
Direct operating	13,197	48,611	—	61,808
General and administrative (excluding equity-based compensation)	6,741	3,098	627	10,466
Facility idling	—	1,512	—	1,512
Equity-based compensation	1,348	450	18,331	20,129
Impairment of goodwill	—	43,759	—	43,759
Impairment of property and equipment	—	407,848	—	407,848
Impairment of customer relationships	—	5,871	—	5,871
Depreciation	11,709	12,751	—	24,460
Accretion and change in fair value of contingent acquisition consideration	—	1,977	—	1,977
Accretion of asset retirement obligations	—	54	—	54
Total expenses	32,995	525,931	18,958	577,884
Operating income (loss)	126,361	(441,492)	(18,958)	(334,089)
Other income (expenses):
Interest expense, net	—	—	(36,134)	(36,134)
Equity in earnings of unconsolidated affiliates	18,478	—	—	18,478
Income (loss) before taxes	144,839	(441,492)	(55,092)	(351,745)
Provision for income tax benefit	—	—	62,268	62,268
Net income (loss) and comprehensive income (loss)	$144,839	(441,492)	7,176	(289,477)

Adjusted EBITDA(2)				$217,582
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Segment Results of Operations for the Three Months Ended September 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Three months ended September 30, 2020
Revenues:
Revenue–Antero Resources	$202,214	61,001	—	263,215
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,342)	(8,458)	—	(17,800)
Total revenues	180,872	52,543	—	233,415

Operating expenses:
Direct operating	16,078	21,974	—	38,052
General and administrative (excluding equity-based compensation)	5,405	2,579	1,570	9,554
Facility idling	—	2,527	—	2,527
Equity-based compensation	2,732	521	425	3,678
Impairment of property and equipment	947	—	—	947
Depreciation	14,900	11,901	—	26,801
Accretion of asset retirement obligations	—	39	—	39
Total expenses	40,062	39,541	1,995	81,598
Operating income	140,810	13,002	(1,995)	151,817
Other income (expenses):
Interest expense, net	—	—	(34,501)	(34,501)
Equity in earnings of unconsolidated affiliates	23,173	—	—	23,173
Income before taxes	163,983	13,002	(36,496)	140,489
Provision for income tax expense	—	—	(34,982)	(34,982)
Net income and comprehensive income	$163,983	13,002	(71,478)	105,507

Adjusted EBITDA(2)				$228,567
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data below represents the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the three months ended September 30, 2019 and 2020.

	Three Months Ended		Amount of
	September 30,		Increase	Percentage
	2019	2020	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	248,208	280,688	32,480	13%
Gathering—high pressure (MMcf)	244,937	276,699	31,762	13%
Compression (MMcf)	223,904	259,523	35,619	16%
Fresh water delivery (MBbl)	12,945	10,202	(2,743)	(21)%
Treated water (MBbl)	2,332	—	(2,332)	*
Other fluid handling (MBbl)	5,114	5,151	37	1%
Wells serviced by fresh water delivery	30	21	(9)	(30)%
Gathering—low pressure (MMcf/d)	2,698	3,051	353	13%
Gathering—high pressure (MMcf/d)	2,662	3,008	346	13%
Compression (MMcf/d)	2,434	2,821	387	16%
Fresh water delivery (MBbl/d)	141	111	(30)	(21)%
Treated water (MBbl/d)	25	—	(25)	*
Other fluid handling (MBbl/d)	56	56	—	*
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.33	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.21	—	*
Average compression fee ($/Mcf)	$0.19	0.20	0.01	5%
Average fresh water delivery fee ($/Bbl)	$3.90	3.96	0.06	2%
Average treatment fee ($/Bbl)	$4.55	—	(4.55)	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	95,333	136,555	41,222	43%
Fractionation—Joint Venture (MBbl)	2,964	3,552	588	20%
Processing—Joint Venture (MMcf/d)	1,036	1,484	448	43%
Fractionation—Joint Venture (MBbl/d)	32	39	7	22%
*	Not meaningful or applicable.

Discussion of Results of Operations for the Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2020

Revenues. Total revenues remained relatively consistent declining by 4%, from $244 million, including amortization of customer relationships of $29 million, for the three months ended September 30, 2019 to $233 million, including amortization of customer relationships of $18 million, for the three months ended September 30, 2020. Gathering and processing revenues increased 14%, from $159 million for the three months ended September 30, 2019 to $181 million for the same period in 2020. Water handling revenues decreased by 38%, from $84 million for the three months ended September 30, 2019 to $53 million for the three months ended September 30, 2020. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue remained consistent period over period primarily due an increase in throughput volumes of 32 Bcf, or 353 MMcf/d, which was almost fully offset by a $12 million rebate to Antero Resources for achieving certain volumetric targets. Low pressure gathering volumes increased due to 126 additional wells connected to our system since September 30, 2019;
●	high pressure gathering revenue increased $6 million period over period due to an increase in throughput volumes of 32 Bcf, or 346 MMcf/d due to additional wells connected to our system; and
●	compression revenue increased $8 million period over period due to an increase in throughput volumes of 36 Bcf, or 387 MMcf/d, primarily due to additional wells connected to our system and one compressor that came online in 2020.

Water Handling

●	fresh water delivery revenue decreased $10 million period over period due to a decrease in fresh water delivery of 2,743 MBbl, or 30 MBbl/d, as a result of a decrease in the number of wells completed;
●	revenue from the Clearwater Facility decreased $11 million period over period due to idling the Clearwater Facility in September 2019; and
●	other fluid handling services revenue decreased $15 million primarily due to an $18 million decrease in services that are billed at cost plus 3% as a result of operational efficiencies associated with our flowback and produced wastewater services, which commenced in the fourth quarter of 2019, and cost reductions, partially offset by a $3 million increase in water blending services.

Direct operating expenses. Total direct operating expenses decreased by 38%, from $62 million for the three months ended September 30, 2019 to $38 million for the three months ended September 30, 2020. Gathering and processing direct operating expenses increased 22% from $13 million for the three months ended September 30, 2019 to $16 million for the three months ended September 30, 2020 primarily due to the cost associated with the new compressor station that came online in 2020 as well as higher throughput volumes between periods. Water handling direct operating expenses decreased from $49 million for the three months ended September 30, 2019 to $22 million for the three months ended September 30, 2020. The decrease was primarily due to the idling of the Clearwater Facility in September 2019 as well as operational efficiencies associated with flowback and produced wastewater services.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 9%, from $10.5 million for the three months ended September 30, 2019 to $9.6 million for the three months ended September 30, 2020 primarily due to cost reduction efforts.

Equity-based compensation expenses. Equity-based compensation expenses decreased by 82% from $20 million for the three months ended September 30, 2019 to $4 million for the three months ended September 30, 2020 due to the Exchanged B Units that were fully vested on December 31, 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $44 million for the three months ended September 30, 2019 was for goodwill associated with the Clearwater Facility.

Impairment of property and equipment expense. Impairment of property and equipment expense of $408 million for the three months ended September 30, 2019 was primarily due to the idling of the Clearwater Facility. Impairment of property and equipment expense of $1 million for the three months ended September 30, 2020 was related to advance costs that are not otherwise reimbursable for certain projects that were cancelled.

Impairment of customer relationship expense. Impairment of customer relationship expense of $6 million for the three months ended September 30, 2019 reflects an impairment of the customer relationships associated with the Clearwater Facility. There was no impairment of customer relationship expense for the three months ended September 30, 2020.

Depreciation expense. Total depreciation expense increased by 10%, from $24 million for the three months ended September 30, 2019 to $27 million for the three months ended September 30, 2020, primarily due to additional gathering, compression and water handling assets placed in service, partially offset by impairments of property and equipment during the third quarter of 2019 and first quarter of 2020.

Accretion and change in fair value of contingent acquisition consideration. Accretion of contingent acquisition consideration decreased from $2 million for the three months ended September 30, 2019 to none for the three months ended September 30, 2020 because contingent consideration was paid in January 2020. No additional contingent consideration is expected to be paid.

Operating income (loss). Total operating loss was $334 million for the three months ended September 30, 2019. Total operating income was $152 million for the three months ended September 30, 2020. Gathering and processing operating income increased by 11%, from $126 million for the three months ended September 30, 2019 to $141 million for the three months ended September 30, 2020. Water handling operating loss was $441 million for the three months ended September 30, 2019. Water handling operating income was $13 million for the three months ended September 30, 2020. The water handling operating loss during the three months ended September 30, 2019 was primarily due to the impairment of the Clearwater Facility and its associated goodwill and customer relationships.

Interest expense. Interest expense remained consistent for the three months ended September 30, 2019 and 2020 at $36 million and $35 million, respectively.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 25%, from $18 million for the three months ended September 30, 2019 to $23 million for the three months ended September 30, 2020 primarily attributable to an increase in the level of operations at the Joint Venture in the three months ended September 30, 2020.

Income tax benefit (expense). Provision for income taxes was a tax benefit of $62 million for the three months ended September 30, 2019 and tax expense of $35 million for the three months ended September 30, 2020. The income tax benefit for the three months ended September 30, 2019 was primarily due to the loss before income taxes resulting from the impairment of the Clearwater Facility and its associated goodwill and customer relationships.

Net income (loss). Net loss was $289 million for the three months ended September 30, 2019 primarily due to the impairment of the Clearwater Facility and the associated goodwill and customer relationships. Net income was $106 million for the three months ended September 30, 2020 primarily due to higher gathering and processing revenues and overall cost reductions.

Adjusted EBITDA. Adjusted EBITDA increased by 5%, from $218 million for the three months ended September 30, 2019 to $229 million for the three months ended September 30, 2020. The increase was primarily due to an increase in high pressure gathering and compression revenue and lower water handling direct operating costs, partially offset by lower water handling revenues between periods. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Pro Forma Segment Results of Operations for the Nine Months Ended September 30, 2019

					Pro Forma
	Gathering and	Water	Pro Forma		Consolidated
(in thousands)	Processing	Handling	Adjustments	Unallocated (1)	Total
Nine months ended September 30, 2019
Revenues:
Revenue–Antero Resources	$502,951	308,008	—	—	810,959
Revenue–third-party	—	101	—	—	101
Amortization of customer contracts	(19,266)	(19,912)	(14,095)	—	(53,273)
Total revenues	483,685	288,197	(14,095)	—	757,787

Operating expenses:
Direct operating	39,682	165,924	—	—	205,606
General and administrative (excluding equity-based compensation)	24,989	14,053	(15,345)	9,205	32,902
Facility idling	—	1,512	—	—	1,512
Equity-based compensation	5,592	2,485	—	47,495	55,572
Impairment of goodwill	—	43,759	—	—	43,759
Impairment of property and equipment	7,182	408,242	—	—	415,424
Impairment of customer relationships	—	5,871	—	—	5,871
Depreciation	35,311	54,953	2,742	—	93,006
Accretion and change in fair value of contingent acquisition consideration	—	7,251	—	—	7,251
Accretion of asset retirement obligations	—	196	—	—	196
Total operating expenses	112,756	704,246	(12,603)	56,700	861,099
Operating income (loss)	370,929	(416,049)	(1,492)	(56,700)	(103,312)
Other income (expenses):
Interest expense, net	—	—	(3,301)	(90,687)	(93,988)
Equity in earnings of unconsolidated affiliates	47,245	—	(1,340)	—	45,905
Income before taxes	418,174	(416,049)	(6,133)	(147,387)	(151,395)
Provision for income tax benefit	—	—	(23,347)	34,226	10,879
Net income and comprehensive income	$418,174	(416,049)	(29,480)	(113,161)	(140,516)

Adjusted EBITDA(2)					$626,215
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

Segment Results of Operations for the Nine Months Ended September 30, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Nine months ended September 30, 2020
Revenues:
Revenue–Antero Resources	$563,334	222,536	—	785,870
Gathering—low pressure rebate	(36,000)	—	—	(36,000)
Amortization of customer relationships	(27,819)	(25,192)	—	(53,011)
Total revenues	499,515	197,344	—	696,859

Operating expenses:
Direct operating	43,528	85,319	—	128,847
General and administrative (excluding equity-based compensation)	15,889	8,178	5,411	29,478
Facility idling	—	13,680	—	13,680
Equity-based compensation	7,531	1,507	675	9,713
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	947	89,083	—	90,030
Depreciation	42,356	39,533	—	81,889
Accretion of asset retirement obligations	—	142	—	142
Loss on asset sale	—	240	—	240
Total operating expenses	685,712	237,682	6,086	929,480
Operating loss	(186,197)	(40,338)	(6,086)	(232,621)
Other income (expenses):
Interest expense, net	—	—	(107,443)	(107,443)
Equity in earnings of unconsolidated affiliates	63,197	—	—	63,197
Loss before taxes	(123,000)	(40,338)	(113,529)	(276,867)
Provision for income tax benefit	—	—	77,882	77,882
Net income loss and comprehensive loss	$(123,000)	(40,338)	(35,647)	(198,985)

Adjusted EBITDA(2)				$647,178
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data below represents the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the nine months ended September 30, 2019 and 2020.

	Nine Months Ended		Amount of
	September 30,		Increase	Percentage
	2019(1)	2020	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	721,014	788,950	67,936	9%
Gathering—high pressure (MMcf)	708,129	780,524	72,395	10%
Compression (MMcf)	644,862	729,467	84,605	13%
Fresh water delivery (MBbl)	37,824	36,139	(1,685)	(4)%
Treated water (MBbl)	7,137	—	(7,137)	*
Other fluid handling (MBbl)	15,266	16,184	918	6%
Wells serviced by fresh water delivery	86	86	—	*
Gathering—low pressure (MMcf/d)	2,641	2,879	238	9%
Gathering—high pressure (MMcf/d)	2,594	2,849	255	10%
Compression (MMcf/d)	2,362	2,662	300	13%
Fresh water delivery (MBbl/d)	139	132	(7)	(5)%
Treated water (MBbl/d)	26	—	(26)	*
Other fluid handling (MBbl/d)	56	59	3	5%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.33	—	*
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average compression fee ($/Mcf)	$0.19	0.20	0.01	5%
Average fresh water delivery fee ($/Bbl)	$3.89	3.96	0.07	2%
Average treatment fee ($/Bbl)	$4.51	—	(4.51)	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	274,755	384,860	110,105	40%
Fractionation—Joint Venture (MBbl)	7,415	9,549	2,134	29%
Processing—Joint Venture (MMcf/d)	1,006	1,405	399	40%
Fractionation—Joint Venture (MBbl/d)	27	35	8	30%
(1)	Pro forma.
*	Not meaningful or applicable.

Discussion of Results of Operations for the Nine Months Ended September 30, 2019 (Pro Forma) Compared to the Nine Months Ended September 30, 2020

Unless the context otherwise requires, references in this discussion of the pro forma results of operations for the nine months ended September 30, 2019 to the “Company,” “we,” “us” or “our” refer to, and the results of operations discussed below relate to, the combined results of Antero Midstream Corporation and Antero Midstream Partners as if the Transactions had occurred on January 1, 2019.

Revenues. Total revenues decreased by 8%, from $758 million, including amortization of customer relationships of $53 million, for the nine months ended September 30, 2019, to $697 million, including amortization of customer relationships of $53 million, for the nine months ended September 30, 2020. Gathering and processing revenues increased by 3%, from $484 million for the nine months ended September 30, 2019 to $500 million for the nine months ended September 30, 2020. Water handling revenues decreased by 32%, from $288 million for the nine months ended September 30, 2019 to $197 million for the nine months ended September 30, 2020. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue decreased $11 million period over period due to $36 million in rebates to Antero Resources for achieving certain volumetric targets, partially offset by an increase in throughput volumes of 68 Bcf, or 238 MMcf/d. Low pressure gathering volumes increased due to 126 additional wells connected to our system since September 30, 2019;
●	high pressure gathering revenue increased $15 million period over period due to an increase in throughput volumes of 73 Bcf, or 255 MMcf/d, due to additional wells connected to our system; and
●	compression revenue increased $20 million period over period due to an increase in throughput volumes of 85 Bcf, or 300 MMcf/d, primarily due to additional wells connected to our system and one compressor that came online in 2020.

Water Handling

●	fresh water delivery revenue decreased $4 million period over period due to a decrease in fresh water delivery of 2 MBbl, or 7 MBbl/d, as a result of a decrease in the number of wells completed;
●	revenue from the Clearwater Facility decreased $32 million for the period due to idling the Clearwater Facility in September 2019; and
●	other fluid handling services revenue decreased $49 million primarily due to a $56 million decrease in services that are billed at cost plus 3% as a result of operational efficiencies associated with our flowback and produced wastewater services, which commenced in the fourth quarter of 2019, and cost reductions, partially offset by a $7 million increase in water blending services.

Direct operating expenses. Total direct operating expenses decreased by 37%, from $206 million for the nine months ended September 30, 2019 to $129 million for the nine months ended September 30, 2020. Gathering and processing direct operating expenses increased 10% from $40 million for the nine months ended September 30, 2019 to $44 million for the nine months ended September 30, 2020 primarily due to the cost associated with the new compressor station that came online in 2020 as well as higher throughput volumes between periods. Water handling direct operating expenses decreased by 49%, from $166 million for the nine months ended September 30, 2019 to $85 million for the nine months ended September 30, 2020. The decrease was primarily due to operational efficiencies associated with flowback and produced wastewater services.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 10%, from $33 million for the nine months ended September 30, 2019 to $29 million for the nine months ended September 30, 2020 primarily due to cost reduction efforts, partially offset by legal costs associated with the Clearwater Facility.

Equity-based compensation expenses. Equity-based compensation expenses decreased from $56 million for the nine months ended September 30, 2019 to $10 million for the nine months ended September 30, 2020 due to the Exchanged B Units that were fully vested on December 31, 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $575 million for the nine months ended September 30, 2020 reflects an impairment of the goodwill that was associated with our gathering system due to declines in commodity prices and the industry environment. Impairment of goodwill expense of $44 million for the nine months ended September 30, 2019 related to goodwill associated with the Clearwater Facility.

Impairment of property and equipment expense. Impairment of property and equipment expense of $415 million for the nine months ended September 30, 2019 was primarily due to the idling of the Clearwater Facility and the decommissioning of assets related to a third-party compressor station. Impairment of property and equipment expense of $90 million for the nine months ended September 30, 2020 was primarily for the impairment of fresh water delivery assets in the Utica Shale region.

Impairment of customer relationship expense. Impairment of customer relationship expense of $6 million for the nine months ended September 30, 2019 reflects an impairment of the customer relationships associated with the Clearwater Facility.

Depreciation expense. Total depreciation expense decreased by 12%, from $93 million for the nine months ended September 30, 2019 to $82 million for the nine months ended September 30, 2020 primarily due to assets that were impaired during the third quarter of 2019 and the first quarter of 2020, partially offset by additional gathering, compression and water handling assets placed in service in 2020.

Accretion and change in fair value of contingent acquisition consideration. Accretion of contingent acquisition consideration decreased from $7 million for the nine months ended September 30, 2019 to none for the nine months ended September 30, 2020 because contingent consideration was paid in January 2020. No additional contingent consideration is expected to be paid.

Operating income (loss). Total operating loss for the nine months ended September 30, 2019 was $103 million. Total operating loss for the nine months ended September 30, 2020 was $233 million. Gathering and processing operating income was $371 million for the nine months ended September 30, 2019. Gathering and processing operating loss was $186 million for the nine months ended September 30, 2020 primarily due to an impairment of goodwill. Water handling operating loss was $416 million for the nine months ended September 30, 2019 and $40 million for the nine months ended September 30, 2020 primarily due to impairment charges related to the Clearwater Facility and fresh water delivery assets in the Utica Shale region in 2019 and 2020, respectively.

Interest expense. Interest expense increased by 14%, from $94 million for the nine months ended September 30, 2019 to $107 million for the nine months ended September 30, 2020 primarily due to an increase in interest expense incurred on higher borrowings under the Credit Facility during the period and the issuance of $650 million of 5.75% senior unsecured notes on June 28, 2019.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 38%, from $46 million for the nine months ended September 30, 2019 to $63 million for the nine months ended September 30, 2020 primarily attributable to an increase in the level of operations at the Joint Venture in the nine months ended September 30, 2020.

Net income (loss). Net loss was $141 million for the nine months ended September 30, 2019 primarily due to impairments of goodwill and property and equipment for the Clearwater Facility. Net loss was $199 million for the nine months ended September 30, 2020 primarily due to impairment of goodwill associated with our gathering system and impairment of property and equipment of our freshwater delivery assets in the Utica Shale region.

Adjusted EBITDA. Adjusted EBITDA increased by 3%, from $626 million for the nine months ended September 30, 2019 to $647 million for the nine months ended September 30, 2020. The increase was primarily due to increased throughput and decreased direct operating expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

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

Our Board of Directors declared a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended September 30, 2020. The dividend will be payable on November 12, 2020 to stockholders of record as of October 29, 2020. Our Board of Directors also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock, which will be paid on November 16, 2020 in accordance with their terms, which are discussed in Note 13—Equity and Earnings Per Common Share. As of September 30, 2020, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, maintenance capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations. Our expansion capital expenditures will be funded by a combination of cash flows from operations or borrowings under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2020:

	Nine Months Ended September 30,		Increase/
(in thousands)	2019	2020	(Decrease)
Net cash provided by operating activities	$429,872	546,889	117,017
Net cash used in investing activities	(356,293)	(188,006)	(168,287)
Net cash used in financing activities	(76,401)	(357,725)	281,324
Net increase (decrease) in cash and cash equivalents	$(2,822)	1,158

Cash Flows Provided by Operating Activities

Net cash provided by operating activities was $430 million and $547 million for the nine months ended September 30, 2019 and 2020, respectively. The increase in cash flows provided by operations for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily the result of higher gathering and processing revenues, lower direct operating and general and administrative costs and increased cash flows associated with the Merger between periods, partially offset by Clearwater Facility idling costs in 2020.

Cash Flows Used in Investing Activities

Net cash flows used in investing activities was $356 million and $188 million for the nine months ended September 30, 2019 and 2020, respectively. The decrease in cash flows used in investing activities was due to a (i) $93 million decrease in investments made in unconsolidated affiliates, (ii) $64 million decrease in additions to our water handling system and (iii) $33 million decrease in additions to our gathering system.

Antero Midstream Partners’ capital spending for the full nine months ended September 30, 2019 included investing activities of (i) $219 million to our gathering system, (ii) $120 million to our water handling system, and (iii) $142 million invested in our Joint Venture.

Our current capital budget is a range of $200 million to $210 million for 2020. Our capital budget may be adjusted as business conditions warrant. If natural gas, NGLs, and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels or if Antero Resources temporarily curtails or shuts-in production, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Cash Flows Used in Financing Activities

Net cash used in financing activities was $76 million and $358 million for the nine months ended September 30, 2019 and 2020, respectively. For the nine months ended September 30, 2019, net cash used in financing activities included: (i) total distributions to common and preferred shareholders and holders of Series B Units of $341 million; (ii) net repayments on the Credit Facility of $349 million; (iii) repurchases of common stock of $26 million; and (iv) the issuance of $650 million of 5.75% senior unsecured notes on June 28, 2019. Net cash used in financing activities for the nine months ended September 30, 2020 included: (i) total dividends paid to common and preferred shareholders of $443 million; (ii) $125 million (net of $8 million reflected in the cash flows provided by operating operations related to the accretion of fair value) paid to Antero Resources for the fair value of contingent acquisition consideration at the date of acquisition; (iii) $228 million in net borrowings on our Credit Facility; and (iv) $25 million of repurchases of common stock.

Debt Agreements and Contractual Obligations

Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, as borrower (the “Borrower”), entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with a consortium of banks on October 26, 2017. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower elects to enter into an Investment Grade Period (as defined in the Credit Facility). The Credit Facility provides for borrowing under either the Eurodollar Rate or the Base Rate (as each term is defined in the Credit Facility).

The Credit Facility matures on October 26, 2022. As of September 30, 2020, we had $1.2 billion of borrowings and no letters of credit outstanding under the Credit Facility. Lender commitments under the Credit Facility are currently $2.13 billion.

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

We were in compliance with the applicable covenants and ratios as of September 30, 2020.

Senior Notes

Please refer to Note 9—Long-Term Debt to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2019 Form 10-K for information on our senior notes.

Contractual Obligations

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance. A summary of our contractual obligations by maturity date as of September 30, 2020 is provided in the following table.

	Remainder	Year Ended December 31,
(in millions)	of 2020	2021	2022	2023	2024	2025	Thereafter	Total
Credit Facility (1)	$—	—	1,188	—	—	—	—	1,188
Senior notes—principal	—	—	—	—	650	—	1,300	1,950
Senior notes—interest	—	110	110	110	110	75	150	665
Asset retirement obligations	2	—	—	2	—	—	2	6
Total	$2	110	1,298	112	760	75	1,452	3,809
(1)	Includes outstanding principal amounts on the Credit Facility at September 30, 2020. This table does not include future commitment fees, interest expense or other fees on the Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or interest rates that may be charged.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. In our presentation of Adjusted EBITDA for the three months ended September 30, 2019 and the three and nine months ended September 30, 2020, net income (loss) and the corresponding adjustments reflect our actual results of operations.  In our presentation of Adjusted EBITDA for the nine months ended September 30, 2019, net income (loss) and the corresponding adjustments reflect our pro forma results of operations. The pro forma information should be read in conjunction with the unaudited pro forma condensed combined financial statements, which are filed as Exhibit 99.1 to this Quarterly Report on Form 10-Q. For more information, see “Items Affecting Comparability of Our Financial Results.”

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2020	2019(1)	2020
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(289,477)	105,507	$(140,516)	(198,985)
Interest expense, net	36,134	34,501	93,988	107,443
Income tax expense (benefit)	(62,268)	34,982	(10,879)	(77,882)
Amortization of customer relationships	28,863	17,800	53,273	53,011
Depreciation expense	24,460	26,801	93,006	81,889
Impairment	457,478	947	465,054	665,491
Accretion and change in fair value of contingent acquisition consideration	2,031	39	7,447	142
Equity-based compensation	20,129	3,678	55,572	9,713
Equity in earnings of unconsolidated affiliates	(18,478)	(23,173)	(45,905)	(63,197)
Loss on asset sale	—	—	—	240
Distributions from unconsolidated affiliates	18,710	27,485	55,175	69,313
Adjusted EBITDA	$217,582	228,567	$626,215	647,178
(1)	Pro Forma.

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

New Accounting Pronouncements

There were no new accounting pronouncements issued during the three months ended September 30, 2020 that had or are expected to have a material effect on the Company’s financial reporting.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At September 30, 2020, we had $1.2 billion of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $8.7 million increase in interest expense for the nine months ended September 30, 2020.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2020, Veolia, Veolia North America, and the Antero Defendants each filed partial motions to dismiss directed at certain claims asserted by the opposing party. On July 23, 2020, the Court dismissed Veolia’s equitable claims against the Antero Defendants and Antero Treatment’s alternative claim for rescission against Veolia. All other claims remain part of the consolidated action. The case is set for trial beginning on November 29, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

			Total Number of	Approximate Value
	Number of	Average Price	Common	of Common
	Common	Paid per	Shares Purchased	Shares that May
	Shares	Common	as Part of Publicly	Yet be Purchased
Period	Purchased(1)	Share	Announced Plans(2)	Under the Plan
July 1, 2020 – July 31, 2020	12,914	$5.76	—	$149,767,409
August 1, 2020 – August 31, 2020	—	—	—	N/A
September 1, 2020 – September 30, 2020	—	—	—	N/A
Total	12,914	$5.76	—	$149,767,409
(1)	The total number of shares reflects shares transferred to us to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Company’s Board of Directors authorized a $300 million share repurchase program. During the three months ended September 30, 2020, we made no repurchases under this program.

Item 6.Exhibits

Exhibit Number		Description of Exhibit
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

10.1	*	Form of Retention Award Grant Notice and Retention Award Agreement under the Antero Midstream Corporation Long Term Incentive Plan (Employees).
31.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1	*	Unaudited pro forma condensed combined financial statements of Antero Midstream Corporation.
101	*

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended September 30, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Partners’ Capital and Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Michael N. Kennedy
MICHAEL N. KENNEDY
Chief Financial Officer

Date:	October 28, 2020