Form 10-K
period 2020-12-31
Antero Midstream Corp
filed 2021-02-17
CIK 1623925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by checkmark if the registrant has elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.6 billion based on the $5.10 per share closing price of Antero Midstream Corporation’s common stock as reported on that day on the New York Stock Exchange.

The registrant had 476,906,973 shares of common stock outstanding as of February 12, 2021.

Documents incorporated by reference:  Portions of the registrant’s proxy statement for its annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, natural gas liquids (“NGLs”) and oil prices;
●	impacts of world health events, including the coronavirus (COVID-19) pandemic;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all and the ability of such assets to operate as designed or at expected levels;
●	our ability to execute our share repurchase program;
●	competition and government regulations;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to

i

capital, the timing of development expenditures, impacts of world health events, including the COVID-19 pandemic, potential shut-ins of production by producers due to lack of downstream demand or storage capacity and the other risks described under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

Summary Risk Factors

Customer Concentration

●	Because substantially all of our revenue is currently derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.
●	Because of the natural decline in production from existing wells, our success depends, in part, on Antero Resources’ ability to replace declining production and our ability to secure new sources of natural gas from Antero Resources or third parties. Additionally, our water handling services are directly associated with Antero Resources’ well completion activities and water needs, which are largely driven by the amount of water used in completing each well. Finally, under certain circumstances, Antero Resources may dispose of acreage dedicated to us free from such dedication without our consent. Any decrease in volumes of natural gas that Antero Resources produces, any decrease in the number of wells that Antero Resources completes, or any decrease in the number of acres that are dedicated to us could adversely affect our business and operating results.

Business Operations

●	A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.
●	The gathering and compression agreement includes minimum volume commitments only under certain circumstances.
●	Our construction or purchase of new gathering and compression, processing, water handling or other assets may not be completed on schedule, at the budgeted cost or at all, may not operate as designed or at the expected levels, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, all of which could adversely affect our financial condition, cash flows and results of operations.
●	Recent action and the possibility of future action on trade by U.S. and foreign governments has increased the costs of certain equipment and materials used in the construction of our assets and has created uncertainty in global markets, which may adversely affect our income from operations and cash flows.
●	If third-party pipelines or other midstream facilities interconnected to our gathering and compression systems become partially or fully unavailable, our operating margin and cash flows could be adversely affected.
●	Our exposure to commodity price risk may change over time.
●	The fees charged to our customers may not escalate sufficiently to cover increases in costs, or the agreements may be amended with less favorable terms, may not be renewed or may be suspended in some circumstances.
●	Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water may incentivize water recycling efforts by oil and natural gas producers, which would decrease the demand for our fresh water delivery services.

●	Increasing attention to environmental, social and governance (“ESG”) matters and conversation measures may adversely impact our business.
●	Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our business, financial condition and results of operations.
●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

Capital Structure and Access to Capital

●	We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful.
●	We will be required to make capital expenditures to increase our asset base. If we cannot obtain needed capital or financing on satisfactory terms, we may be unable to expand our business operations and/or our financial leverage could increase.
●	Restrictions in our existing and future debt agreements could adversely affect our business, financial condition and results of operations.

Acquisitions and Takeovers

●	We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.
●	Certain of our stockholders have investments in our affiliates that may conflict with the interests of other stockholders.

Joint Ventures

●	We own a 50% interest in the Joint Venture, which is operated by MarkWest. While we have the ability to influence certain business decisions affecting the Joint Venture, the success of our investment in the Joint Venture will depend on MarkWest’s operation of the Joint Venture.
●	If the Joint Venture is not successful or if the Joint Venture does not perform as expected, our future financial performance may be negatively impacted.

Compliance with Regulations

●	We are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
●	If our assets become subject to FERC regulation or federal, state or local regulations or policies change, or if we fail to comply with market behavior rules, our financial condition, cash flows and results of operations could be materially and adversely affected.
●	Increased regulation of hydraulic fracturing could result in reductions or delays in production by our customers, which could reduce the throughput on our gathering and processing systems and the number of wells for which we provide water handling services, which could adversely impact our revenues.

Related Parties

●	Antero Resources owns a significant interest in us and, as a result, conflicts of interest will arise from time to time between it and us, and Antero Resources may favor their own interests to the detriment of us and our other stockholders. Additionally, Antero Resources is under no obligation to adopt a business strategy that favors us.

GLOSSARY OF COMMONLY USED TERMS

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in our industry:

“ASC” Accounting Standards Codification.

“Bbl.” One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, NGLs or water.

“Bbl/d.” Bbl per day.

“Bcf.” One billion cubic feet of natural gas.

“Bcfe.” One billion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six thousand cubic feet of natural gas.

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

“FASB.” Financial Accounting Standards Board.

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

“NGLs.” Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as purity products such as ethane, propane, isobutene and normal butane and natural gasoline.

“NYMEX.” New York Mercantile Exchange.

“Oil.” Crude oil and condensate.

“SEC.” United States Securities and Exchange Commission.

“Tcfe.” One trillion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six thousand cubic feet of natural gas.

“Throughput.” The volume of product transported or passing through a pipeline, plant, terminal or other facility

v

PART I

References in this Annual Report on Form 10-K to the “Company,” “ARMM,” “we,” “our,” “us” or like terms, when referring to periods prior to May 4, 2017, refer to our predecessor, Antero Resources Midstream Management LLC and its consolidated subsidiaries, which did not include Antero Midstream Partners LP (“Antero Midstream Partners”) or its consolidated subsidiaries.  References to the “Company,” “AMGP,” “we,” “our,” “us” or like terms, when referring to periods beginning on May 4, 2017 and ending on March 12, 2019, refer to our predecessor, Antero Midstream GP LP and its consolidated subsidiaries, which did not include Antero Midstream Partners or its consolidated subsidiaries. References to the “Company,” “Antero Midstream,” “AM,” “we,” “our,” “us” or like terms, when referring to periods beginning on March 13, 2019 and prospectively, refer to Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries. References in this Annual Report on Form 10-K to the Company’s, Antero Midstream’s, AM’s or our (i) indebtedness refer to the indebtedness of Antero Midstream Partners and (ii) operational or capital spending information refer to the operational or capital spending information of (1) for all periods prior to March 12, 2019, Antero Midstream Partners and its consolidated subsidiaries, and (2) for all periods on or after March 13, 2019, Antero Midstream and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries.

Items 1 and 2. Business and Properties

Overview

Antero Midstream Corporation was originally formed as Antero Resources Midstream Management LLC in 2013 to become the general partner of Antero Midstream Partners.  On May 4, 2017, ARMM converted from a limited liability company to a limited partnership under the laws of the State of Delaware and changed its name to Antero Midstream GP LP (“AMGP”) in connection with its initial public offering. On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among AMGP, Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation (the “Conversion”), (ii) an indirect, wholly owned subsidiary of Antero Midstream was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream (the “Merger”) and (iii) Antero Midstream exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share.

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to primarily service Antero Resources’ production and completion activity. We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Appalachian Basin and present opportunities to expand our midstream services to other operators in such area. Our assets consist of gathering pipelines, compressor stations and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Appalachian Basin located primarily in West Virginia and Ohio. Our assets also include two independent water handling systems that deliver fresh water from the Ohio River and several regional waterways. These water handling systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. In addition, we also provide fluid handling services for flowback and produced water, including blending, storage and transportation operations, which services utilize certain of our permanent buried pipelines and surface pipelines. These operations, along with our fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract.

We utilize our midstream infrastructure assets to provide gathering, compression, processing, fractionation and integrated water services, including fresh water delivery services and other fluid handling services to Antero Resources under long-term, fixed-fee contracts, limiting our direct exposure to commodity price risk.  As of December 31, 2020, all of Antero Resources’ approximate 582,000 gross acres (515,000 net acres) are dedicated to us for gathering, compression and water services, except for approximately 135,000 gross acres subject to third-party gathering and compression commitments.  We also own a 15% equity interest in the gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest.  In connection with our entry into the Joint Venture with MarkWest, we released to the Joint Venture our right to provide certain processing and fractionation services on 195,000 gross acres held by Antero Resources in the Appalachian Basin.  Under its agreements with us and subject to any pre-existing dedications or other third-party commitments, Antero Resources has dedicated to us all of its current and future acreage in the Appalachian Basin for gathering and compression services and all of its acreage within defined service areas in the Appalachian Basin for water services.  We also have certain rights of first offer with respect to gathering, compression, processing and fractionation services and water services for acreage located outside of the existing dedicated areas.  The gathering and compression agreement expires in 2038, and the water services agreement expires in 2035.  Both agreements are subject to automatic annual renewal with rights by either party to terminate on or before the 180th day prior to the anniversary of such effective date.

In connection with our entrance into the water services agreement, we agreed to pay Antero Resources (a) $125 million in cash if we delivered 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we delivered 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. As of December 31, 2019, we had delivered 176 million barrels of fresh water, which entitled Antero Resources to $125 million pursuant to clause (a) above. In January 2020, Antero Midstream Partners paid Antero Resources $125 million. In the three-year period ended December 31, 2020, we delivered 163 million of the 219 million barrels of fresh water, and therefore, no such payment is due to Antero Resources’ pursuant to clause (b) above. As of December 31, 2020, no additional contingent acquisition consideration is expected to be earned.

Due to the extensive geographic distribution of our water pipeline systems in both West Virginia and Ohio, we are able to provide, and have in the past provided, water delivery services to other oil and gas producers operating within and adjacent to Antero Resources’ operating area in an effort to further leverage the use of our existing system.

Operating Segments

Our operations are located in the United States and are organized into two reporting segments: (1) gathering and processing and (2) water handling. Financial information for our reporting segments is located under Note 17—Reporting Segments to our consolidated financial statements.

2020 Capital Investments

For the year ended December 31, 2020, our total capital spending was $182 million, which included $141 million of expansion capital and $41 million of maintenance capital.  We spent an aggregate of $141 million for gathering and compression infrastructure.  The additional gathering and compression infrastructure included 34 miles of pipelines in the Appalachian Basin.  Additionally, we invested an aggregate of $41 million in water infrastructure to construct six miles of additional buried water pipelines and surface pipelines in the Appalachian Basin.  We also invested $25 million in our unconsolidated affiliates.

2021 Capital Budget

During 2021, we plan to expand our existing Appalachian Basin gathering, processing and water handling infrastructure to accommodate Antero Resources’ development plans. Antero Resources announced that it plans to operate three drilling rigs and complete between 65 and 70 horizontal wells, substantially all of which are expected to be located on acreage dedicated to us. Antero Resources’ announced 2021 drilling and completion capital budget is $590 million. Our 2021 capital budget is a range of $240 million to $260 million, which includes approximately $65 million of additional growth capital supporting the increased volumes expected from Antero Resources’ drilling partnership in addition to its previously disclosed maintenance capital program for 2021.

Our Assets

Our gathering and compression assets consist of high and low pressure gathering pipelines, compressor stations and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in West Virginia and Ohio. Our water handling assets include two independent systems that deliver fresh water from sources, including the Ohio River, local reservoirs and several regional waterways, which portions of these systems are also utilized to transport flowback and produced water. The water handling systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and impoundments to transport fresh water throughout the systems used to deliver water to Antero Resources’ well completions. Our assets also include other flowback and produced water treatment facilities that we use to provide water treatment services to Antero Resources.

The following table provides information regarding our gathering and processing systems and water handling systems as of December 31, 2020:

	Gathering and Processing Systems			Water Handling Systems
	Low-Pressure	High-Pressure	Compression	Buried	Surface
	Pipeline	Pipeline	Capacity	Water Pipeline	Water Pipeline
	(miles)	(miles)	(MMcf/d)	(miles)	(miles)
Appalachian Basin	275	193	3,185	203	134

As of December 31, 2020, we had the ability to store 5.7 million barrels of fresh water in 37 impoundments. Additionally, we own water blending and storage assets to support other fluid handling services that we provide to Antero Resources for well completion and production activities. We also own water treatment assets, including the Antero Clearwater Facility, waste water pits and a related landfill used for the disposal of salt therefrom (collectively, the “Clearwater Facility”), which we idled in September 2019.

Idling of the Clearwater Facility

On September 18, 2019, we commenced a strategic evaluation of the Clearwater Facility. Based on the preliminary results of our evaluation and ongoing discussions with the Clearwater Facility’s contractor, the Clearwater Facility was idled. We expect the Clearwater Facility to continue to be idled for the foreseeable future. The decision to idle the Clearwater Facility was driven by its inability to operate at its intended specifications. Accordingly, we recorded impairment charges related to the Clearwater Facility of $409 million for property and equipment, $42 million of goodwill and $12 million in customer relationships during the year ended December 31, 2019. Additionally, during the year ended December 31, 2020, we determined that the carrying value of the landfill was no longer recoverable resulting in an impairment charge to property and equipment of $7 million. See Note 4—Clearwater Facility Idling to our consolidated financial statements. During the year ended December 31, 2019 and 2020, we incurred $11 million and $15 million, respectively, in facility idling costs for the care and maintenance of the Clearwater Facility. Since idling the Clearwater Facility, we have satisfied our obligation to handle Antero Resources’ flowback and produced water through our blending operations and third parties.

Our Relationship with Antero Resources

Antero Resources has a 29.2% ownership interest in us as of December 31, 2020. Antero Resources is our most significant customer and is one of the largest producers of natural gas and NGLs in the Appalachian Basin, where it produced, on average, 3.6 Bcfe/d net (33% liquids) during 2020, an increase of 11% as compared to 2019. As of December 31, 2020, Antero Resources’ estimated net proved reserves were 17.6 Tcfe, which were comprised of 57% natural gas, 42% NGLs and 1% oil. As of December 31, 2020, Antero Resources’ drilling inventory consisted of 2,133 identified potential horizontal well locations (approximately 1,531 of which were located on acreage dedicated to us) for gathering and compression and water handling services, which provides us with significant opportunities for growth as Antero Resources’ active drilling program continues and its production increases. Antero Resources announced its 2021 drilling and completion budget is $590 million, and includes plans to operate three drilling rigs, in the Appalachian Basin. Antero Resources relies significantly on us to deliver the midstream infrastructure necessary to accommodate its production growth. For additional information regarding our contracts with Antero Resources, please read “—Operational and Managerial Arrangements with Antero Resources.”

We currently derive substantially all of our revenue from Antero Resources. Any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material adverse impact on us. Accordingly, we are indirectly subject to the business risks of Antero Resources. For additional information, please read “Item 1A. Risk Factors—Risks Related to Our Business.”

Operational and Managerial Arrangements with Antero Resources

Gathering and Compression

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream Partners for gathering and compression except for acreage attributable to third-party commitments in effect prior to the agreement, or acreage Antero Resources acquires that is subject to pre-existing dedications. In December 2019, we and Antero Resources agreed to extend the initial term of the agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain volumetric targets. For a discussion of Antero Resources’ existing third-party commitments and pre-existing dedications, please read “—Antero Resources’ Existing Third-Party Commitments.” We also have an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. Under the gathering and compression agreement, we receive a low pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf and a compression fee per Mcf, in each case subject to CPI-based adjustments. If and to the extent Antero Resources requests that we construct new high pressure lines and compressor stations, the gathering and compression agreement contain options at our election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years or (ii) a service fee that allows us to earn a 13% rate of return on such new construction over seven years. Additional high pressure lines and compressor stations installed on our own initiative are not subject to these options. These minimum volume commitments and rate of return options on new infrastructure are intended to support the stability of our cash flows.

Antero Resources achieved all of its low pressure gathering growth incentive targets for 2020 and earned $48 million in fee reductions during the year. The following table summarizes the remaining low pressure gathering growth incentive targets for 2021 through 2023. If actual low pressure volumes are below the lowest tier for the respective calendar years, Antero Resources will not receive a reduction in low pressure gathering fees.

	Low Pressure Gathering	Quarterly Fee
	Volume Growth Incentive	Reduction
	Targets (MMcf/d)	(in millions)
Calendar Years 2021-2023
Threshold 1	>2,900 and <3,150	$12.0
Threshold 2	>3,150 and <3,400	$15.5
Threshold 3	>3,400	$19.0

Water Handling Services

Pursuant to the water services agreement, we provide certain water handling services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia. We also have certain rights of first offer with respect to water services for acreage located outside of the existing dedicated areas. Antero Resources agreed to pay us for all water handling services provided by us in accordance with the terms of the water services agreement, under which Antero Resources has no minimum volume commitments. Under the agreement, Antero Resources will pay a fixed fee per barrel in West Virginia and Ohio and all other locations for fresh water deliveries by pipeline directly to the well site. Antero Resources also agreed to pay us a fixed fee per barrel for wastewater treatment at the Clearwater Facility, which was idled in the third quarter of 2019 and we expect will remain idled for the foreseeable future. Additionally, we provide or manage other fluid handling services for well completion and production operations in Antero Resources’ operating areas. The fees for such services are all subject to CPI adjustments. In addition, we also provide fluid handling services for flowback and produced water, including blending, storage and transportation operations. These operations, along with our fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract. For flowback and produced water services provided by third-parties, Antero Resources reimburses our third-party out-of-pocket costs plus 3%. For flowback and produced water services provided by us, we charge Antero Resources a cost of service fee. The initial term of the water services agreement runs to 2035.

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

Antero Resources’ Existing Third-Party Commitments

Excluded Acreage

Antero Resources previously dedicated a portion of its acreage in the Appalachian Basin to certain third parties’ gathering and compression services. We refer to this acreage dedication as the “excluded acreage.” As of December 31, 2020, the excluded acreage consisted of approximately 135,000 of Antero Resources’ existing gross leasehold acreage, which included approximately 602 of Antero Resources’ 2,133 potential horizontal well locations. As part of its five year drilling plan, Antero Resources expects to drill most of its wells on acreage dedicated to us.

Other Commitments

In addition to the excluded acreage, Antero Resources has entered into contracts with certain third-parties that include minimum volume commitments for high pressure gathering and/or compression services. Specifically, those volume commitments consist of up to an aggregate of 450 MMcf/d on high pressure gathering pipelines and approximately 560 MMcf/d for compression services.

Acreage Dispositions

In addition to the excluded acreage and Antero Resources’ other commitments with third parties, each of the gathering and compression agreement, water services agreement and right of first offer agreement between Antero Resources and us permit Antero Resources to sell, transfer, convey, assign, grant or otherwise dispose of dedicated properties free of the dedication under such agreements, provided that the number of net acres of dedicated properties so disposed of, when added to the number of net acres of dedicated properties previously disposed of free of the dedication since the respective effective dates of the agreements, does not exceed the aggregate number of net acres of dedicated properties acquired by Antero Resources since such effective dates. Accordingly, under certain circumstances, Antero Resources may dispose of a significant number of net acres of dedicated properties free from dedication without our consent, and we have no control over the timing or extent of such dispositions.

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

Gathering Pipeline Regulation

Section 1(b) of the Natural Gas Act of 1938 (“NGA”), exempts natural gas gathering facilities from regulation by the FERC, under the NGA. Although the FERC has not made any formal determinations with respect to any of our facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of some our gathering facilities and intrastate transportation pipelines may be subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility is not a gathering pipeline and the pipeline provides interstate transmission service, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the Natural Gas Policy Act of 1978 (“NGPA”). Such FERC-regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our results of operations and cash flows. In addition, if any of our facilities were found to have provided services or otherwise operated in violation of the NGA or NGPA, this could result in the imposition of civil penalties as well as a requirement to disgorge charges collected for such service in excess of the rate established by the FERC.

Unlike natural gas gathering under the NGA, there is no exemption for the gathering of crude oil or NGLs under the Interstate Commerce Act (“ICA”). Whether a crude oil or NGL shipment is in interstate commerce under the ICA depends on the fixed and persistent intent of the shipper as to the crude oil’s or NGL’s final destination, absent a break in the interstate movement. Antero Midstream believes that the crude oil and NGL pipelines in its gathering system meet the traditional tests the FERC has used to determine that a pipeline is not providing transportation service in interstate commerce subject to FERC ICA jurisdiction. However, the determination of the interstate or intrastate character of shipments on Antero Midstream’s crude oil and NGL pipelines depends on the shipper’s intentions and the transportation of the crude oil or NGLs outside of Antero Midstream’s system, and may change over time. If the FERC were to consider the status of an individual facility and the character of a crude oil or NGL shipment, and determine that the shipment is in interstate commerce, the rates for, and terms and conditions of, transportation services provided by such facility would be subject to regulation by the FERC under the ICA. Such FERC regulation could decrease revenue, increase operating costs and, depending on the facility in question, could adversely affect Antero Midstream’s results of operations and cash flows. In addition, if any of Antero Midstream’s facilities were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and civil remedies and criminal penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC.

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

The Energy Policy Act of 2005 (“EPAct 2005”), amended the NGA and NGPA to prohibit fraud and manipulation in natural gas markets. The FERC subsequently issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud. The FERC’s anti-manipulation rules apply to intrastate sales and gathering activities only to the extent that there is a “nexus” to FERC-jurisdictional transactions. EPAct 2005 also provided the FERC with the authority to impose civil penalties of up to approximately $1 million (adjusted annually for inflation) per day per violation. In January 2021, FERC issued an order (Order No. 865) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of up to $1,307,164 per violation per day.

Pipeline Safety Regulation

Some of our gas pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”), with respect to crude oil and NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006 (the “PIPES Act”), and the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“2011 Pipeline Safety Act”). The NGPSA and HLPSA regulate safety requirements in the design, construction, operation and maintenance of natural gas, crude oil and NGL pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil, NGL and natural gas transmission pipelines in high-consequence areas or high consequence areas (“HCAs”).

The PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs. The regulations require operators, including us, to:

● perform ongoing assessments of pipeline integrity;

● identify and characterize applicable threats to pipeline segments that could impact an HCA;

● improve data collection, integration and analysis;

● repair and remediate pipelines as necessary; and

● implement preventive and mitigating actions.

The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the act, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a series of violations. Those maximum civil penalties have increased to $218,647 per violation per day, with a maximum of $2,186,465 for a series of violations, to account for inflation. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations.

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in October 2019, PHMSA published three final rules on pipeline safety. The Enhanced Emergency Order Procedures rule (effective December 2, 2019) implements an existing statutory authorization for PHMSA to issue emergency orders related to pipeline safety if unsafe conditions or practices, or a combination thereof, constitutes or causes an imminent hazard. The Safety of Hazardous Liquid Pipelines rule (effective July 1, 2020) expands PHMSA’s regulation of the safety of hazardous liquid pipelines by extending reporting requirements to certain hazardous liquid gravity flow and rural gathering pipelines, establishing new requirements for integrity management programs for hazardous liquid pipelines in HCAs and certain other hazardous liquid pipelines and expanding various inspection and leak detection requirements. The Safety of Gas Transmission Pipelines rule (effective July 1, 2020) requires operators of certain gas transmission pipelines to reconfirm the Maximum Allowable Operating Pressure (MAOP) of their lines and establishes a new “Moderate Consequence Area” for determining regulatory requirements for gas transmission pipeline segments outside of HCAs. The rule also establishes new requirements for conducting baseline assessments and incorporates industry standards and guidelines as well as new requirements for integrity management programs. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations, but we do not expect our operations to be affected by these new rules any differently than other similarly situated midstream companies.

PHMSA has also been working on two additional rules related to gas pipeline safety, though we cannot predict when they will be finalized. The rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments” is expected to adjust the repair criteria for pipelines in HCAs, create new criteria for pipelines in non-HCAs and strengthen integrity management assessment requirements. The rule entitled “Safety of Gas Gathering Pipelines” is expected to require all gas gathering pipeline operators to report incidents and annual pipeline data and to extend regulatory safety requirements to certain gas gathering pipelines in rural areas.

Separately, in the Fiscal Year 2021 Omnibus Appropriations Bill, Congress directed PHMSA to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations to require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations. While we cannot predict the full scope of these regulations at this time, more stringent requirements may require us to incur significant costs to maintain compliance, which may have a negative impact on our business performance and results of operations.

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

The trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment and thus, there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation and actual future expenditures may be different from the amounts we currently anticipate. As with the midstream industry in general, complying with current and anticipated environmental laws and regulations can increase our capital costs to construct, maintain and operate equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we do not believe they will have a material adverse effect on our business, financial position, results of operations or cash flows, nor do we believe that they will affect our competitive position since the operations of our competitors are generally similarly affected. In addition, we believe that the various activities in which we are presently engaged that are subject to environmental laws and regulations are not expected to materially interrupt or diminish our operational ability to gather natural gas and provide water handling services. We cannot assure you, however, that future events, such as changes in existing laws or enforcement policies, the promulgation of new laws or regulations or the development or discovery of new facts or conditions will not cause us to incur significant costs. Below is a discussion of the material environmental laws and regulations that relate to our business.

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. Our primary customer, Antero Resources, uses the water we deliver to it for hydraulic fracturing as part of its completion operations as does most of the U.S. onshore oil and natural gas industry. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies; however, in recent years the EPA, has asserted limited authority over hydraulic fracturing and has issued or sought to propose rules related to the control of air emissions, disclosure of chemicals used in the process and the disposal of flowback and produced water resulting from the process. Some states, including those in which we operate, have adopted and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. For example, in July 2015, the Ohio Department of Natural Resources issued final rules for horizontal drilling well-pad construction. The Ohio legislature has also adopted laws requiring oil and natural gas operators to disclose chemical ingredients used to hydraulically fracture wells and to conduct pre-drilling baseline water quality sampling of certain water wells near a proposed horizontal well. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states and municipalities have sought to ban hydraulic fracturing altogether. We cannot predict whether any such federal, state or local legal restrictions relating to the hydraulic fracturing process will ever be enacted in areas where our customers operate and if so, what the effects of such restrictions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal state or local level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of water and natural gas that move through our systems, which in turn could materially adversely affect our revenues and results of operations.

Hazardous Waste

Antero Midstream and Antero Resources’ operations generate solid wastes, including small quantities of hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state laws, which impose requirements for the handling, storage, treatment and disposal of hazardous waste. RCRA currently exempts many oil and natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development or production of crude oil and natural gas, including residual constituents derived from those exempt wastes. However, these oil and gas exploration and production wastes may still be regulated under state solid waste laws and regulations and it is possible that certain oil and natural gas exploration and production wastes now classified as exploration and production-exempt non-hazardous waste could be classified as hazardous waste in the future. Stricter regulation of wastes generated during our or our customer’s operations could result in increased costs for our operations or the operations of our customers, which could in turn reduce demand for our services, increase our waste disposal costs and adversely affect our business.

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills. Although petroleum as well as natural gas is excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations, our operations generate wastes that may be designated as hazardous substances. CERCLA authorizes the EPA, states, and, in some cases, third parties to take actions in response to releases or threatened releases of hazardous substances into the environment and to seek to recover from the classes of responsible persons the costs they incur to address the release. Under CERCLA, we could be subject to strict joint and several liabilities for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources.

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

Air Emissions

The federal Clean Air Act, and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations and potentially criminal enforcement actions. These laws are frequently subject to change. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”), for ozone from 75 to 70 parts per billion, and completed attainment/non-attainment designations in July 2018. State implementation of the revised NAAQS could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Applicable laws and regulations require pre-construction permits for the construction or modification of certain projects or facilities with the potential to emit air emissions above certain thresholds. These pre-construction permits generally require use of best available control technology (“BACT”), to limit air emissions. Several EPA new source performance standards (“NSPS”), and national emission standards for hazardous air pollutants (“NESHAP”), also apply to our facilities and operations. These NSPS and NESHAP standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the “affected facilities” covered by these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi-annual reporting requirements.

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. In September 2015, the EPA and the Corps issued a final rule defining the scope of the EPA’s and the Corps’ jurisdiction over waters of the U.S. (the “WOTUS rule”). However, on January 23, 2020, the EPA and the Corps finalized the Navigable Waters Protection Rule, which narrows the definition of “waters of the United States” relative to the prior 2015 rulemaking. Legal challenges to both this and prior revisions to the definition of WOTUS are ongoing, and it is possible that a new presidential administration could propose a broader interpretation of the CWA’s jurisdiction. As a result of these developments, the scope of jurisdiction under the CWA is uncertain at this time. To the extent any rule expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Separately, in April 2020, the federal district court for the District of Montana determined that the Corps Clean Water Act Section 404 Nationwide Permit 12 (“NWP 12”)

failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited pending appeal and NWP 12 authorizations remain available for certain oil and gas pipeline projects, we cannot predict the ultimate outcome of this case and its impacts to the Nationwide Permit program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, the rulemaking may be subject to litigation or to further revision under the Biden Administration. While the full extent and impact of the vacatur is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps.

Pursuant to these laws and regulations, we may be required to obtain and maintain approvals or permits for the discharge of wastewater or storm water and are required to develop and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” in connection with on-site storage of significant quantities of oil. These laws and regulations provide for administrative, civil and criminal penalties for any discharges not authorized by the permit and may impose substantial potential liability for the costs of removal, remediation and damages. We believe that compliance with such permits will not have a material adverse effect on our business operations.

Occupational Safety and Health Act

We are also subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We do not believe that noncompliance with worker health and safety requirements will have a material adverse effect on our business or operations.

Endangered Species

The federal Endangered Species Act (“ESA”), provides for the protection of endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We conduct operations and have pipeline construction and maintenance projects in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service (the “USFWS”), may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for natural gas and oil development. Moreover, as a result of a settlement, the USFWS was required to make a determination as to whether more than 250 species classified as endangered or threatened should be listed under the ESA by the completion of the agency’s 2017 fiscal year. For example, in April 2015, the USFWS listed the northern long-eared bat, whose habitat includes the areas in which we operate, as a threatened species under the ESA; however, on January 28, 2020, the U.S. District Court for the District of Columbia ordered the USFWS to reconsider its decision to list the northern long-eared bat as threatened instead of endangered. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where we conduct operations could cause us to incur increased costs arising from species protection measures or could result in limitations on our pipeline construction activities or the exploration and production activities of Antero Resources, any of which could have an adverse impact on our results of operations.

Climate Change

In response to findings that emissions of greenhouse gases (“GHGs”) present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the federal Clean Air Act, that, among other things, establish Prevention of Significant Deterioration (“PSD”), pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions regulated under the statute. Under these regulations, facilities required to obtain PSD permits must meet BACT standards for their GHG emissions established by the states or, in some cases, by the EPA, for those emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. In June 2016, the EPA finalized new regulations, known as Subpart OOOOa, that set emissions standards for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. These rules (and any additional regulations) could impose new compliance costs and permitting burdens on natural gas operations.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, governmental, scientific and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States, including climate change related pledges made by President Biden and other public office representatives. These have included promises to pursue actions to limit emissions and curtail the production of oil and gas, such as through banning new leases for production of minerals on federal properties, including onshore lands and offshore waters. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Additionally, President Biden has issued executive orders recommitting the United States to the Paris Agreement and directing the federal government to begin formulating the United States’ nationally determined emissions reduction target under the agreement. The impacts of this order, and any legislation or regulation promulgated to fulfill the United States commitments under the Paris Agreement cannot be predicted at this time. Litigation risks are also increasing, as a number of cities and other local governments have sought to bring suit against the largest oil and natural gas companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects and therefore are responsible for damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors or customers by failing to adequately disclose those impacts.

Additionally, our access to capital may be impacted by climate change policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, the Federal Reserve recently announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services. Finally, it should be noted that a number of scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts and floods and other climatic events; if any such effects were to occur, it is uncertain if they would have an adverse effect on our financial condition and operations.

Although we have not experienced any material adverse effect from compliance with environmental requirements, there is no assurance that this will continue. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2020, nor do we anticipate that such expenditures will be material in 2021.

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

Human Capital

We believe that our employees and contractors are significant contributors to our past and future success, which depends on our ability to attract, retain and motivate qualified personnel. The skills, experience and industry knowledge of key employees significantly benefit our operations and performance.

All of our executive officers and other personnel who provide corporate, general and administrative services to our business are, when providing services to us, concurrently employed by Antero Resources and us pursuant to the terms of a services agreement.  In addition, our operational personnel are seconded to us by Antero Resources pursuant to the terms of a secondment agreement and individuals are concurrently employed by Antero Resources and us during such secondment. As of December 31, 2020, approximately 522 people were concurrently employed by us and Antero Resources pursuant to these arrangements.  We and Antero Resources consider our relations with these employees to be generally good.

Total Rewards

We have demonstrated a history of investing in our workforce by offering competitive salaries, wages and benefits. To foster a stronger sense of ownership and align the interests of our personnel with shareholders, we provide long-term incentive programs that include restricted stock units, performance share units and cash awards. Additionally, we offer short-term cash incentive programs which are discretionary and are based on individual and company performance factors, among others. Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week. To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel. Among other benefits, these include:

●	comprehensive health insurance, including vision and dental; we have not increased employee premiums in over 15 years;
●	employee Health Savings Accounts, including contributions to these accounts by us;
●	401(k) retirement savings plan with discretionary contribution matching opportunities;
●	competitive paid time off and sick leave programs; and
●	wellness support benefits including an employee assistance program and short-term and long-term disability coverage, among others.

Role Based Support

We support our employees’ professional development. To help our personnel succeed in their roles, we emphasize continuous formal and informal training and development opportunities. We disseminate training by department to focus on job and area specific training. Additionally, we have a robust performance evaluation program, which includes tools to facilitate goals and career progression.

Workforce Health and Safety

The safety of our employees is a core tenet of our values, and our safety goal is zero incidents and zero injuries. A strong safety culture reduces risk, enhances productivity and builds a strong reputation in the communities in which we operate. We have earned a reputation as a safe and an environmentally responsible operator through continuous improvement in our safety performance. This makes us more attractive to current and new employees.

We invest in safety training and coaching, promote risk assessments and encourage visible safety leadership. Employees are empowered and expected to stop or refuse to perform a job if it is not safe or cannot be performed safely. We sponsor emergency preparedness programs, conduct regular audits to assess our performance and celebrate our successes through the annual contractor safety conference where we acknowledge employees and contractors alike who have exhibited strong safety leadership during the course of the year. These many efforts combine to create a culture of safety throughout the company and provide a positive influence on our contractor community.

In response to the COVID-19 pandemic, we have implemented significant changes that we believe to be in the best interest of our employees, as well as the communities in which we operate, and that comply with government orders. These include having our office employees work from home to the extent they are able and implementing additional safety measures, including required weekly testing and other recommended public health measures, for our field and other employees continuing critical on-site work.

Diversity, Inclusion and Workplace Culture

We are committed to building a culture where diversity and inclusion are core philosophies across our operations, including, but not limited to, our decisions around recruitment, promotion, transfer, leaves of absence, compensation, opportunities for career support and advancement, job performance and other relevant job-related criteria. We embrace an approach to hiring and advancement that considers the value of diversity, and we are also committed to making opportunities for development and progress available to all employees so their talents can be fully developed to maximize our and their success. We believe that creating an environment that cultivates a sense of belonging requires encouraging employees to continue to educate themselves about each other’s experiences, and we strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about diversity, inclusion and belonging. Finally, in line with our commitments to equal employment opportunity and diversity and inclusion, we expect recruiters operating on our behalf to provide us with a diverse pool of candidates.

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

Customer Concentration

Because substantially all of our revenue is currently derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.

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

Any material limitation of our ability to access capital could limit our ability to obtain future financing under favorable terms, or at all, or could result in increased financing costs in the future. Similarly, material adverse changes at Antero Resources could negatively impact our share price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities and prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

Please see Item 1A, “Risk Factors” in Antero Resources’ Annual Report on Form 10-K for the year ended December 31, 2020 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full disclosure of the risks associated with Antero Resources’ business.

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

The natural gas volumes that support our gathering business depend on the level of production from wells connected to our systems, which may be less than expected and will naturally decline over time. To the extent Antero Resources reduces its development activity or otherwise ceases to drill and complete new wells, revenues for our gathering and compression and water handling services will be directly and adversely affected. Our ability to maintain water handling services revenues is substantially dependent on continued completion activity by Antero Resources or third parties over time, as well as the volumes of water used in and produced from such activity. In addition, natural gas volumes from completed wells will naturally decline and our cash flows associated with these wells will also decline over time. To maintain or increase throughput levels on our gathering systems, we must obtain new sources of natural gas from Antero Resources or third parties. The primary factors affecting our ability to obtain additional sources of natural gas include (i) the success of Antero Resources’ drilling activity in our areas of operation, (ii) Antero Resources’ ability to replace declining production, (iii) Antero Resources’ acquisition of additional acreage, including acquisitions that offset any dispositions by Antero Resources and (iv) our ability to obtain dedications of acreage from third parties. Demand for our fresh water delivery services, which make up a substantial portion of our water handling services revenues, is dependent on water used in Antero Resources’ completion activities. To the extent that Antero Resources or other fresh water delivery customers reduce the number of completion stages per well or use less water in their completions, the demand for our fresh water delivery services would be reduced.

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

The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.14 per MMBtu to a low of $1.33 per MMBtu in 2020, and the daily spot prices for NYMEX West Texas Intermediate crude oil ranged from a high of $63.27 per barrel to a low of $(36.98) per barrel during the same period. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Northeast region in recent years. Because Antero Resources’ production and reserves predominantly consist of natural gas (approximately 57% of equivalent proved reserves), changes in natural gas prices have significantly greater impact on Antero Resources’ financial results than oil prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at Antero Resources’ ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

These lower prices have compelled most natural gas and oil producers, including Antero Resources, to reduce the level of exploration, drilling and production activity and capital budgets. For example, Antero Resources’ 2021 capital budget is $625 million, compared to 2019 and 2020 capital expenditures of $1.3 billion and $785 million, respectively. This will have a significant effect on our capital resources, liquidity and expected operating results. Natural gas and oil prices directly affect Antero Resources’ production. If prices remain at low levels or decrease further, our revenues, cash flows and results of operations could continue to be adversely affected. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services and cash flows.

Due to these and other factors, even if reserves are known to exist in areas served by our assets, producers have chosen and may choose in the future, not to develop those reserves. Reductions in development activity, including Antero Resources’ reduction in lateral lengths or use of water in its completions, could result in our inability to maintain the current levels of throughput on our systems or reduce the demand for our water handling services on a per well basis, which could in turn reduce our revenue and cash flows and adversely affect our ability to return capital to our stockholders through dividends and/or repurchases of shares of our common stock.

Finally, each of the gathering and compression agreement, water services agreement and right of first offer agreement between us and Antero Resources permits Antero Resources to sell, transfer, convey, assign, grant or otherwise dispose of dedicated properties free of the dedication under such agreements, provided that the number of net acres of dedicated properties so disposed of, when added to the number of net acres of dedicated properties previously disposed of free of the dedication since the respective effective dates of the agreements, does not exceed the aggregate number of net acres of dedicated properties acquired by Antero Resources since such effective dates. Accordingly, under certain circumstances, Antero Resources may dispose of a significant number of net acres of dedicated properties free from dedication without our consent, and we have no control over the timing or extent of such dispositions. Any such dispositions could adversely affect our business and operating results. Even if the disposed property remains dedicated to us, the goals and intention of acquiror with respect to such property may differ significantly from those of Antero Resources.  For example, a subsequent owner of a property could choose to invest less capital in the development of such property or to otherwise drill fewer wells than Antero Resources.  There can be no assurance that a subsequent owner of dedicated properties would choose to, or be able to, grow or maintain current rates of production from the properties, which could adversely impact us.

Business Operations

A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.

The marketing of the natural gas, NGLs and oil of our producer customers is substantially dependent upon the existence of adequate markets for their products. In response to the COVID-19 pandemic, governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which have caused a significant decrease in the demand for oil, natural gas and NGLs. The imbalance between the supply of and demand for these products, as well as the uncertainty around the extent and timing of an economic recovery, have caused extreme market volatility and a substantial adverse effect on commodity prices. Also as a result of this imbalance, the industry has experienced and may experience in the future storage capacity constraints with respect to oil and certain NGL products. If Antero Resources or any of our other customers are unable to sell their production or enter into additional storage arrangements on commercially reasonable terms or at all, they may be forced to temporarily shut in a portion of their production or delay or discontinue drilling and completion plans and commercial production. Although Antero Resources has not been required to temporarily shut-in a portion of its production, it may do so in the future. Production curtailments or shut-ins by our producer customers will reduce volumes flowing through our gathering and processing system. In addition, if our customers delay or discontinue drilling or completion activities, it will reduce the volumes of water that we handle. A material reduction in volumes on our systems could adversely affect our business, our revenue and cash flows and could adversely affect our ability to return capital to our stockholders through dividends and/or repurchases of shares of AM common stock.

The gathering and compression agreement includes minimum volume commitments only under certain circumstances.

The gathering and compression agreement includes minimum volume commitments only on new high pressure pipelines and compressor stations constructed subsequent to November 2014 at Antero Resources’ request. The high pressure pipelines and compressor stations that existed prior to November 2014 are not supported by minimum volume commitments from Antero Resources. There are no minimum volume commitments on the low pressure pipelines or fresh water distribution pipelines. Any decrease in the current levels of throughput on our gathering, compression and fresh water distribution systems could reduce our revenue and cash flows.

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

The construction of gathering pipelines, compressor stations, processing and fractionation facilities and water handling assets is subject to construction cost overruns due to costs and availability of equipment and materials such as steel.  If third party providers of steel products essential to our capital improvements and additions are unable to obtain raw materials, including steel, at historical prices, they may raise the price we pay for such products.  On March 8, 2018, the President of the United States issued two proclamations directing the imposition of ad valorem tariffs of 25% on certain imported steel products and 10% on certain imported aluminum products from most countries, with limited exceptions.  On May 31, 2018, the U.S. announced that it would also impose steel and aluminum tariffs on Canada, Mexico, and the 28 member countries of the European Union.  Argentina, Australia, Brazil and South Korea implemented measures to address the impairment to U.S. national security attributable to steel and/or aluminum imports that were deemed satisfactory to the United States.  On May 19, 2019, the U.S. announced that Canada and Mexico had also implemented satisfactory measures to address the threatened impairment to U.S. national security caused by steel and aluminum imports from those countries.  As a result, imports of steel from Argentina, Australia, Brazil, Canada, Mexico and South Korea and aluminum from Argentina, Australia, Canada and Mexico have been exempted from the imposition of tariff-based remedies, but the United States has implemented quantitative restrictions in the form of absolute quotas for steel article imports from Argentina, Brazil and South Korea and aluminum products from Argentina, meaning that imports in excess of the allotted quota will be disallowed.  In addition, effective August 13, 2018, the United States announced that it would impose a 50% ad valorem tariff on steel articles imported from Turkey, which remained in effect until May 21, 2019, at which time a 25% ad valorem tariff on steel articles imported from Turkey was reimposed, consistent with the tariff on imports from most countries.  On January 24, 2020, the United States announced that an additional 25% ad valorem tariff would be imposed on certain derivative steel article imports from all countries except Argentina, Australia, Brazil, Canada, Mexico and South Korea, and that an additional 10% ad valorem tariff would be imposed on certain derivative aluminum article imports from all countries except Argentina, Australia, Canada and Mexico. On August 6, 2020, the U.S. re-imposed the 10% ad valorem tariff on imports of non-alloyed unwrought aluminum from Canada due to a surge in imports of those articles, but on October 27, 2020, retroactively reinstated Canada on the list of countries excluded from tariffs for those articles. On August 28, 2020, the U.S. announced that it would lower one of the quantitative limitations on imports of certain steel articles from Brazil for the remainder of 2020. The U.S. provided relief from these limitations in specific circumstances, namely for production activities with contracts for steel imports from Brazil during the fourth quarter of 2020 entered into before August 28, 2020 that met other specified criteria. In 2020, the U.S. and Mexico also engaged in discussions regarding steel imports pursuant to their Joint Statement of May 17, 2019. On August 31, 2020, the Office of the U.S. Trade Representative announced that Mexico would establish a strict monitoring regime of exports of standard pipe, mechanical tubing and semi-finished steel products to the U.S. through June 1, 2021. The U.S. agreed to continue to exempt Mexico from duty on these imports. On November 5, 2020, the Office of the U.S. Trade Representative announced that Mexico agreed to establish a strict monitoring regime for exports of certain grain-oriented electrical steel (“GOES”)-containing products into the U.S., and the U.S. agreed that Mexico would not be subject to any adjustments of imports of electrical transformers or related parts. In addition, the U.S.-Mexico-Canada Free Trade Agreement (“USMCA”) became effective on July 1, 2020. The USMCA includes agreements related to steel and aluminum imports, including changes to rules-of-origin requirements for steel and aluminum materials originating in North America, rules for determining whether goods containing materials from non-USMCA countries are considered “North American” under the Harmonized Tariff Schedule, and tariff exemptions for certain automotive imports. Following these proclamations, domestic prices for steel have risen and are expected to continue to rise.   These price increases may result in increased costs associated with the continued build-out of our assets, as well as projects under development. Because we generate substantially all of our revenue under agreements with Antero Resources that provide for fixed fee structures, we will generally be unable to pass these cost increases along to our customers, and our income from operations and cash flows may be adversely affected.

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

Our costs may increase at a rate greater than the fees we charge to our customers. Furthermore, Antero Resources and our other customers may not renew their contracts with us, or may from time to time seek to renegotiate with us the amount and/or the structure of fees we charge. Additionally, some of our customers’ obligations under their agreements with us may be permanently or temporarily reduced due to certain events, some of which are beyond our control, including force majeure events wherein the supply of natural gas, NGLs, crude oil or refined products are curtailed or cut-off due to events beyond our control, and in some cases, certain of those agreements may be terminated in their entirety if the duration of such events exceeds a specified period of time. If the escalation of fees is insufficient to cover increased costs, or if our customers do not renew or extend their contracts with us, or if our customers suspend or terminate their contracts with us, our financial results would suffer.

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water. Restrictions on the ability to obtain water may incentivize water recycling efforts by oil and natural gas producers, which would decrease the demand for our fresh water delivery services.

Our business includes fresh water delivery for use in our customers’ natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling, and in particular, the hydraulic fracturing process. We derive a significant portion of our revenues from providing fresh water to Antero Resources. Antero Resources implemented efficiency improvements and water initiatives during 2020, which reduced the amount of fresh water needed to complete their operations. These improvements allowed Antero Resources to reuse a portion of its produced water through our blending operations. Furthermore, the availability of water supply for our operations may be limited due to, among other things, prolonged drought or state and local governmental authorities restricting the use of water for hydraulic fracturing.  Any decrease in the demand for water handling services, or the water supply we need to provide such services, would adversely affect our business and results of operations.

Increasing attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy, may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers, including Antero Resources. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us, Antero Resources, and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies or the corresponding infrastructure projects based on climate change related concerns, which could affect our access to capital for potential growth projects.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to all of the hazards associated with the provision, gathering and compression of natural gas, NGLs and oil and water handling services, including:

●	unintended breach of impoundment and downstream flooding, release of invasive species or aquatic pathogens, hazardous spills near intake points, trucking collision, vandalism, excessive road damage or bridge collapse and unauthorized access or use of automation controls;
●	damage to pipelines, compressor stations, pump stations, impoundments, related equipment and surrounding properties caused by natural disasters, acts of terrorism and acts of third parties;
●	damage from construction, farm and utility equipment as well as other subsurface activity (for example, mine subsidence);
●	leaks of natural gas, NGLs or oil or losses of natural gas, NGLs or oil as a result of the malfunction of equipment or facilities;
●	fires, ruptures and explosions;
●	other hazards that could also result in personal injury and loss of life, pollution of the environment, including natural resources and suspension of operations; and
●	hazards experienced by other operators that may affect our operations by instigating increased regulations and oversight.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

●	injury or loss of life;
●	damage to and destruction of property, natural resources and equipment;
●	pollution and other environmental damage;
●	regulatory investigations and penalties;
●	suspension of our operations; and
●	repair and remediation costs.

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

Because we do not own all of the land on which our pipelines and facilities have been constructed, we are subject to the possibility of more onerous terms or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

The global or national outbreak of an infectious disease, such as COVID-19, may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines, to address the COVID-19 pandemic and (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns, to ensure the safety of employees and others. While it is not possible to predict their extent or durations, these disruptions may have a material adverse effect on our business, financial condition and results of operations and could adversely affect our ability to return capital to our stockholders through dividends and/or repurchases of shares of AM common stock.

Further, adverse impacts on Antero Resources’ business resulting from any such outbreak may also adversely affect our business and results of operations. For example, the effects of COVID-19 and concerns regarding its global spread have negatively impacted global demand for crude oil and natural gas, which could continue to contribute to price volatility impacting the price Antero Resources receives for its natural gas, NGLs and oil. In addition, COVID-19 could continue to materially and adversely affect the demand for and marketability of natural gas, NGLs and oil production and production levels. Although Antero Resources has not been required to curtail or shut-in a portion of its production, it may do so in the future. For further discussion of the business risks of Antero Resources that may impact us, see “—Customer Concentration—Because substantially all of our revenue is currently derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us,” the effects of which may be heightened to the extent the COVID-19 pandemic adversely affects our business and financial results.

Terrorist or cyber-attacks and threats could have a material adverse effect on our business, financial condition and results of operations.

Terrorist or cyber-attacks may significantly affect the energy industry, including our operations and those of our suppliers and customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. Our insurance may not protect us against such occurrences. We depend on digital technology in many areas of our business and operations, including, but not limited to, performing many of our gathering and compression and water handling services, recording financial and operating data, oversight and analysis of our operations and communications with the employees supporting our operations and our customers or service providers. Deliberate attacks on our assets or our Joint Venture’s assets, security breaches in our systems or infrastructure, or the systems or infrastructure of third-parties or the cloud, could lead to the corruption or loss of our proprietary and potentially sensitive data, delays in the performance of services for our customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions or other operational disruptions and third-party liabilities. Cybersecurity attacks in particular are becoming more sophisticated and include, but are not limited to, malicious software, ransomware, attempts to gain unauthorized access to data and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data.

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

Capital Structure and Access to Capital

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

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes. Our ability to restructure or refinance our indebtedness will depend on the condition of the capital markets, including the market for senior unsecured notes, and our financial condition at such time. Any refinancing of our indebtedness, including using borrowings under our revolving credit facility to redeem our senior notes, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the indentures governing our senior notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our revolving credit facility and the indentures governing our senior notes place certain restrictions on our ability to dispose of assets and our use of the proceeds from such dispositions. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

We will be required to make capital expenditures to increase our asset base. If we cannot obtain needed capital or financing on satisfactory terms, we may be unable to expand our business operations and/or our financial leverage could increase.

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

We may be unable to access the equity or debt capital markets to meet our obligations.

Declines in commodity prices or the financial condition or prospects of Antero Resources may cause the financial markets to exert downward pressure on our stock price and credit capacity.  For example, for portions of 2020, the market for senior unsecured notes was unfavorable for high-yield issuers such as us. Our plans for growth may require access to the capital and credit markets. Although the market for high-yield debt securities experienced periods of improvement in 2020, if the high-yield market deteriorates, or if we are unable to access alternative means of debt or equity financing on acceptable terms or at all, we may be unable to carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

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

The indentures governing our senior notes contains similar restrictive covenants. In addition, our revolving credit facility contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet any such ratio or test. Additionally, we may not be able to borrow the full amount of commitments under our revolving credit facility if doing so would cause us to breach a financial covenant.

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

Increases in interest rates could adversely affect our business.

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue growth opportunities, reduce cash flow used for our services and place us at a competitive disadvantage. For example, during 2020, we had average outstanding borrowings under our revolving credit facility of approximately $1.1 billion, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of approximately $11 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to carry out our business plan.

Geographic Concentration

Our gathering and compression and water handling systems are concentrated in the Appalachian Basin, making us vulnerable to risks associated with operating in one major geographic area.

We rely primarily on revenues generated from our gathering and compression and water handling systems, which are all located in the Appalachian Basin. As a result of this concentration, we may be disproportionately exposed to the impact of regional supply and demand factors, delays or interruptions of production from wells in this area caused by, and associated with, governmental regulation, state and local political activities, market limitations, availability of equipment and personnel or interruption of the compression, processing or transportation of natural gas, NGLs or oil.

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

Acquisitions and Takeovers

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

In addition, our agreements governing our debt impose certain limitations on our ability to enter into mergers or combination transactions. Our revolving credit facility and the indentures governing our senior notes also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses.

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

       Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. Among other things, our certificate of incorporation and bylaws:

●	provide advance notice procedures with regard to stockholder nominations of candidates for election as directors or other stockholder proposals to be brought before meetings of our stockholders, which may preclude our stockholders from bringing certain matters before our stockholders at an annual or special meeting;
●	provide our Board of Directors (the “Board”) the ability to authorize issuance of preferred stock in one or more classes or series, which makes it possible for our Board to issue, without stockholder approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us and which may have the effect of deterring hostile takeovers or delaying changes in control or management of us;
●	provide that the authorized number of directors may be changed only by resolution of our Board;
●	provide that, subject to the rights of holders of any series of preferred stock to elect directors or fill vacancies in respect of such directors as specified in the related preferred stock designation and the terms of that certain Stockholders’ Agreement, dated October 9, 2018, by and among Antero Midstream Corporation and certain of its stockholders named thereto (the “Stockholders’ Agreement”), all vacancies, including newly created directorships be filled by the affirmative vote of holders of a majority of directors then in office, even if less than a quorum, or by the sole remaining director, and will not be filled by our stockholders;
●	provide that, subject to the rights of the holders of any series of preferred stock to elect directors under specified circumstances, if any, and the terms of the Stockholders’ Agreement, any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders;
●	provide for our Board to be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three-year terms;
●	provide that, subject to the rights of the holders of shares of any series of preferred stock, if any, to remove directors elected by such series of preferred stock pursuant to our certificate of incorporation (including any preferred stock designation thereunder) and the terms of the Stockholders’ Agreement, directors may be removed from office at any time, only for cause and by the holders of a majority of the voting power of all outstanding voting shares entitled to vote generally in the election of directors;
●	provide that special meetings of our stockholders may only be called only by the Chief Executive Officer, the Chairman of our Board or our Board pursuant to a resolution adopted by a majority of the total number of directors that we would have if there were no vacancies;
●	provide that (i) the Sponsor Holders and their affiliates are permitted to participate (directly or indirectly) in venture capital and other direct investments in corporations, joint ventures, limited liability companies and other entities conducting business of any kind, nature or description, (ii) the Sponsor Holders and their affiliates are permitted to have interests in, participate with, aid and maintain seats on the boards of directors or similar governing bodies of any such investments, in each case that may, are or will be competitive with our business and the business of our subsidiaries or in the same or similar lines of business as us and our subsidiaries, or that could be suitable for us or our subsidiaries and (iii) we have, subject to limited exceptions, renounced, to the fullest extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in, such corporate opportunities;
●	provide that the provisions of our certificate of incorporation can only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% in voting power of the outstanding shares of our common stock entitled to vote thereon, voting together as a single class; provided, however, that so long as the Stockholders' Agreement remains in effect, no provision of our certificate of incorporation may be amended, altered or repealed in any manner that would be contrary to or inconsistent with the terms of the Stockholders’ Agreement, and no amendment to the Stockholders’ Agreement (regardless of whether such amendment modifies any provision of the Stockholders’ Agreement to which our certificate of incorporation is subject) will be deemed an amendment of our certificate of incorporation; and
●	provide that our bylaws can be altered or repealed by (a) our Board or (b) our stockholders upon the affirmative vote of holders of at least 66 2/3% of the voting power of our common stock outstanding and entitled to vote thereon, voting together as a single class. However, so long as the Stockholders’ Agreement remains in effect, our Board may not approve any amendment, alteration or repeal of any provision of our bylaws or the adoption of any new bylaw, that (a) would be contrary to or inconsistent with the terms of the Stockholders’ Agreement or (b) would amend, alter or repeal certain portions of our certificate of incorporation; provided, however, that so long as the Stockholders’ Agreement remains in effect, the parties to the Stockholders' Agreement may amend any provision of the Stockholders’ Agreement, and no amendment to the Stockholders’ Agreement (regardless of whether such amendment modifies any provision of the Stockholders’ Agreement to which the bylaws are subject) will be deemed an amendment of the bylaws for purposes of the amendment provisions of our bylaws.

We have elected not to be subject to the provisions of Section 203 of the Delaware General Corporation Law (the “DGCL”), regulating corporate takeovers.

        In general, the provisions of Section 203 of the DGCL prohibit a Delaware corporation, including those whose securities are listed for trading on the New York Stock Exchange, from engaging in any business combination with any interested stockholder for a period of three years following the date that the stockholder became an interested stockholder, unless:

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

Joint Ventures

We own a 50% interest in the Joint Venture, which is operated by MarkWest. While we have the ability to influence certain business decisions affecting the Joint Venture, the success of our investment in the Joint Venture will depend on MarkWest’s operation of the Joint Venture.

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

We do not operate the MarkWest fractionators, and the operations of the MarkWest’s and Joint Venture’s processing facilities and the MarkWest fractionators could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within its control, such as:

●	unscheduled turnarounds or catastrophic events, including damages to facilities, related equipment and surrounding properties caused by earthquakes, tornadoes, hurricanes, floods, fires, severe weather, explosions and other natural disasters;

●	restrictions imposed by governmental authorities or court proceedings;
●	labor difficulties that result in a work stoppage or slowdown;
●	a disruption in the supply of gas to MarkWest’s or the Joint Venture’s processing and fractionation plants and associated facilities;
●	disruption in the supply of power, water and other resources necessary to operate MarkWest’s or the Joint Venture’s facilities;
●	damage to MarkWest’s or the Joint Venture’s facilities resulting from gas that does not comply with applicable specifications; and
●	inadequate fractionation capacity or market access to support production volumes, including lack of availability of rail cars, barges, pipeline capacity or market constraints, including reduced demand or limited markets for certain NGL products.

In addition, MarkWest’s fractionation operations in the Appalachian Basin are integrated, and as a result, it is possible that an interruption of these operations in other regions may impact operations in the regions in which the Joint Venture’s facilities are located.

Compliance with Regulations

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

In addition, new or additional regulations, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act and analogous state laws, or that impose new permitting requirements on our operations could result in increased costs or delays of, or denial of rights to conduct, our development programs. For example, in April 2020, the federal district court for the District of Montana determined that the Corps Clean Water Act Section 404 Nationwide NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited pending appeal and NWP 12 authorizations remain available for certain oil and gas pipeline projects, we cannot predict the ultimate outcome of this case and its impacts to the nationwide permit program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, the rulemaking may be subject to litigation or to further revision under the Biden Administration. While the full extent and impact of the vacatur is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This in turn could have an adverse effect on our business, financial condition and results of operation. Separately, in January 2020, EPA and the Corps issued a final rule under the Clean Water Act (“CWA”) revising the definition of waters of the United States (“WOTUS”); however, both this and prior revisions to the definition of WOTUS are currently subject to litigation, and it is possible that a new presidential administration could propose a broader interpretation of the CWA’s jurisdiction. As a result, the scope of the CWA’s jurisdiction is uncertain at this time. To the extent any rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. Further, the discharges of natural gas, NGLs, oil and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. Please read “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.

If our assets become subject to FERC regulation or federal, state or local regulations or policies change, or if we fail to comply with market behavior rules, our financial condition, cash flows and results of operations could be materially and adversely affected.

Our gathering and transportation operations are exempt from regulation by the FERC, under the NGA. Section 1(b) of the NGA, exempts natural gas gathering facilities from regulation by the FERC under the NGA. Although the FERC has not made any formal determinations with respect to any of our facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs, and, depending upon the facility in question, could adversely affect our financial condition, cash flows and results of operations.

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

Moreover, FERC regulations indirectly impact our businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our financial condition, cash flows and results of operations. The FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,307,164 per day for each violation and disgorgement of profits associated with any violation.

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

In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. New legislation regulating hydraulic fracturing may be considered again in future, though we cannot predict when or the scope of any such legislation at this time. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. At the state level, several states have adopted or are considering adopting regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. For example, in July 2015, the Ohio Department of Natural Resources issued final rules for horizontal drilling well-pad construction. The Ohio legislature has also adopted laws requiring oil and natural gas operators to disclose chemical ingredients used to hydraulically fracture wells and to conduct pre-drilling baseline water quality sampling of certain water wells near a proposed horizontal well. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

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

As an owner, lessee or operator of gathering pipelines and compressor stations, we are subject to various stringent federal, state, provincial and local laws and regulations relating to the discharge of materials into, and protection of, the environment. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose various obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection, and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations. Failure to comply with these laws, regulations and permits may result in joint and several, strict liability and the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass and facilities where wastes resulting from our operations are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues, which in turn could affect our profitability. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability. For example, following the election of President Biden and a Democratic majority in both houses of Congress, it is possible that our operations and those of our clients, may be subject to greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing, permitting and GHG emissions.

Our operations also pose risks of environmental liability due to potential leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations is expected to continue, which may result in increased costs of doing business and consequently affecting profitability. Please read “Business—Regulation of Environmental and Occupational Safety and Health Matters” for more information.

Our operations are subject to a series of risks related to climate change that could result in increased operating costs, limit the areas in which our customers may conduct oil and gas exploration and production activities, and reduce demand for the services we provide.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. Moreover, federal regulators, state and local governments and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. For example, in response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the

EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.

In June 2016, the EPA finalized new regulations, known as Subpart OOOOa, that establish emission standards for methane and volatile organic compounds from new and modified oil and natural gas production and natural gas processing and transmission facilities. The EPA’s rule package included first-time standards to address emissions of methane from equipment and processes across the source category, including hydraulically fractured oil and natural gas well completions. In addition, the rule package extended existing VOC standards under the EPA’s Subpart OOOO to include previously unregulated equipment within the oil and natural gas source category. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed their own regulations on methane emissions from oil and gas production activities.

Internationally, the United Nations-sponsored “Paris Agreement” requires member states to individually determine and submit non-binding emissions reduction targets every five years after 2020. Although the United States had withdrawn from the Paris Agreement, effective January 20, 2021, President Biden has issued executive orders recommitting the United States to the Paris Agreement and directing the federal government to begin formulating the United States’ nationally determined emissions reduction target under the Paris Agreement. The impacts of this order, and any legislation or regulation promulgated to fulfill the United States commitments under the Paris Agreement cannot be predicted at this time.

Concern over the threat of climate change has also resulted in increasing political risks in the United States, including climate-change related pledges made by President Biden and other public office representatives. These have included promises to pursue actions to limit emissions and curtail the production of oil and gas, such as through the cessation of leasing public land for hydrocarbon development. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and increased emphasis on climate-related risks across agencies and economic sectors. Other actions that could be pursued by the Biden administration include more restrictive requirements for the development of pipeline infrastructure or LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities.

Increasingly, fossil fuel companies are also exposed to litigation risks from climate change. A number of cities and other local governments have brought suits against the largest fossil fuel companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to climate change. Suits have also been brought against such companies under shareholder and consumer protection laws, alleging that the companies have been aware of the adverse effects of climate change but failed to adequately disclose those impacts. While we are not currently party to any such litigation, we could be named in future actions making similar claims of liability. Moreover, to the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.

Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies have also become more attentive to sustainable lending practices, and some of them may elect in future not to provide funding for fossil fuel energy companies. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Recently, the Federal Reserve announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives related to climate change or GHG emissions from oil and natural gas facilities could result in increased costs of compliance or costs of consumption, thereby reducing demand for the services we provide. Additionally, political, litigation and financial risks may result in our restricting or cancelling oil and natural gas production activities, incurring liability for damages resulting from climate change or impairing our ability to continue operating in an economic manner. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation. Finally, it should be noted that a number of scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, floods, droughts and other extreme climatic events; if any such effects were to occur, they have the potential to cause physical damage to our assets or affect the availability of water and thus could have an adverse effect on exploration and production operations. In addition, while our consideration of changing weather conditions and inclusion of safety factors in design covers the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in HCAs. The regulations require operators to:

●	perform ongoing assessments of pipeline integrity;
●	identify and characterize applicable threats to pipeline segments that could impact an HCA;
●	improve data collection, integration and analysis;
●	repair and remediate the pipeline as necessary; and
●	implement preventive and mitigating actions.

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

In June 2016, the President of the United States signed into law important new legislation entitled Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 (the “PIPES Act”). The PIPES Act facilitates greater pipeline safety by providing PHMSA with emergency order authority, including authority to issue prohibitions and safety measures on owners and operators of gas or hazardous liquid pipeline facilities to address imminent hazards, without prior notice or an opportunity for a hearing, as well as enhanced release reporting requirements, requiring a review of both natural gas and hazardous liquid integrity management programs, and mandating the creation of a working group to consider the development of an information-sharing system related to integrity risk analyses. The PIPES Act also requires that PHMSA publish periodic updates on the status of those mandates outstanding from 2011 Pipeline Safety Act, of which several remain to be completed.

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

PHMSA is working on two additional rules related to gas pipeline safety, though we cannot predict when they will be finalized.  The rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change, and Other Related Amendments” is expected to adjust the repair criteria for pipelines in HCAs, create new criteria for pipelines in non-HCAs and strengthen integrity management assessment requirements. The rule entitled “Safety of Gas Gathering Pipelines” is expected to require all gas gathering pipeline operators to report incidents and annual pipeline data and to extend regulatory safety requirements to certain gas gathering pipelines in rural areas.  The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant, consistent with other similarly situated midstream companies. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. Please read “Business—Pipeline Safety Regulation” for more information.

Human Capital

The loss of senior management or technical personnel could adversely affect operations.

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

All of our executive officers and certain other personnel who provide corporate, general and administrative services to our business are, when providing services to us, concurrently employed by Antero Resources and us pursuant to the terms of a services agreement. In addition, our operational personnel are seconded to us by Antero Resources pursuant to the terms of a secondment agreement and are concurrently employed by Antero Resources and us during such secondment. As a result, there could be material competition for the time and effort of the officers and employees who provide services to Antero Resources and us. If such officers and employees do not devote sufficient attention to the management and operation of our business, our financial results may suffer.

Related Parties

Antero Resources owns a significant interest in us and, as a result, conflicts of interest will arise from time to time between it and us, and Antero Resources may favor their own interests to the detriment of us and our other stockholders. Additionally, Antero Resources is under no obligation to adopt a business strategy that favors us.

All of our officers and certain of our directors are also officers or directors of Antero Resources. Also, as of December 31, 2020, Antero Resources beneficially owned 29.2% of our outstanding common stock. Our directors and officers who are also directors and officers of Antero Resources have a fiduciary duty to manage Antero Resources in a manner that is beneficial to Antero Resources. Conflicts of interest will arise between Antero Resources and us. In resolving these actual or apparent conflicts of interest, members of our Board may choose strategies that favor Antero Resources over our interests and the interests of our stockholders. These conflicts include, for example, the decision to declare and pay dividends or the decision to repurchase shares of our common stock owned by Antero Resources. The resolution of any conflicts of interest between Antero Resources and its subsidiaries, on one hand, and us and our subsidiaries, on the other, to the extent we can resolve them, may be costly and reduce the amount of time and attention that our directors and officers may spend in operating our business, which, in each case, may adversely affect our business.

Furthermore, Antero Resources is under no obligation to adopt a business strategy that favors us. For example, Antero Resources has dedicated acreage to, and entered into long-term contracts for gathering and compression services on, our gathering and compression systems, as well as long-term contracts for receiving water services.  However, while we have a right of first offer that expires in 2038 to provide processing and fractionation services to Antero Resources, subject to certain exceptions, Antero Resources is under no obligation to consider whether any future drilling plans would create beneficial opportunities for us.  Additionally, although our the processing and fractionation services provided by the Joint Venture are supported by minimum volume commitments, the gathering and compression agreement includes minimum volumes commitments only on high pressure pipelines and compressor stations constructed at Antero Resources’ request after November 2014.  Any decision by Antero Resources to operate its assets in a manner that does not support our operations could have a material adverse effect on our business, financial condition and results of operations.

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

Income Taxes

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

General Risks

We expect to use a significant portion of our cash flows to pay dividends to our stockholders and/or repurchase shares of our common stock, which could limit our ability to grow and make acquisitions.

We have previously announced that we plan to return capital to our stockholders through dividends to our stockholders and repurchasing shares of our common stock, which may cause our growth to proceed at a slower pace than that of businesses that reinvest their cash to expand ongoing operations. To the extent we issue additional shares of common stock in connection with any acquisitions or expansion capital expenditures, the payment of dividends on those additional shares may increase the risk that we will be unable to maintain or increase our per share dividend level. In addition, the incurrence of commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the cash that we have available to return capital to our stockholders through dividends and/or repurchases of shares of our common stock.

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

Sales of a substantial amount of shares of our common stock in the public market or grants to our directors and officers under the AM LTIP, or the perception that these sales or grants may occur, could reduce the market price of shares of our common stock. All of the shares of our common stock are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by any of our “affiliates” as such term is defined in Rule 144 under the Securities Act. In addition, we are party to a registration rights agreement with Antero Resources, certain members of management and certain funds affiliated with Yorktown, pursuant to which we agreed to register the resale of shares of our common stock issued or paid to them in the Transactions. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

Our certificate of incorporation designates the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders' ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or agents.

Our certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (the “Court of Chancery”) will, to the fullest extent permitted by applicable law, be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action or proceeding asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action or proceeding asserting a claim arising pursuant to any provision of the DGCL, our certificate of incorporation or our bylaws as to which the DGCL confers jurisdiction on the Court of Chancery or (iv) any action or proceeding asserting a claim against us governed by the internal affairs doctrine, in each such case subject to the Court of Chancery having personal jurisdiction over the indispensable parties named as defendants therein. The foregoing provision does not apply to claims under the Securities Act, the Exchange Act or any claim for which the U.S. federal courts have exclusive jurisdiction. Furthermore, if the Court of Chancery lacks subject matter jurisdiction for any such matter, any state or federal court located within Delaware will be the sole and exclusive forum for that matter. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our capital stock will be deemed to have notice of, and consented to, the provisions of certificate of incorporation described in the preceding sentence. This choice of forum provision may limit our stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with it or its directors, officers, employees or agents, which may discourage such lawsuits against us and such persons. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business, financial condition and results of operations.

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

On March 13, 2020, Antero Treatment LLC (“Antero Treatment”), a wholly owned subsidiary of the Company, filed suit against Veolia and Veolia North America in the district court of Denver County, Colorado, asserting claims of fraud, breach of contract and other related claims. Antero Treatment alleges that Veolia failed to meet its contractual obligations to design and build a “turnkey” wastewater disposal facility under a Design/Build Agreement dated August 18, 2015 (the “DBA”), and that Veolia fraudulently concealed certain design flaws during contract negotiations and continued to conceal and fraudulently misrepresent the impact of certain design changes post-execution of the DBA. Antero Treatment is seeking damages from Veolia of at least $457 million, which represents the Company’s recorded impairment of the idled Clearwater Facility. In the alternative, Antero Treatment sought rescission of the DBA and restitution of, at a minimum, the $230 million out-of-pocket costs paid to Veolia pursuant to the DBA. Antero Treatment also asserts related claims against Veolia North America, including equitable claims with respect to certain amounts Antero paid to Veolia North America.

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

On April 17, 2020, Veolia, Veolia North America and the Antero Defendants each filed partial motions to dismiss directed at certain claims asserted by the opposing party. On July 23, 2020, the Court dismissed Veolia’s equitable claims against the Antero

Defendants and Antero Treatment’s alternative claim for rescission against Veolia. All other claims remain part of the consolidated action. The case is set for trial beginning on November 29, 2021.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AM.” On February 12, 2021, shares of our common stock were held by 49 holders of record. The number of holders does not include the holders for whom shares of our common stock are held in a “nominee” or “street” name. In addition, as of February 12, 2021, Antero Resources and its subsidiaries owned 139,042,345 shares of our common stock, which represented a 29.2% interest in us.

Issuer Purchases of Equity Securities

The following table sets forth our common stock repurchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
October 1, 2020 – October 31, 2020	1,461	$6.43	—	$149,767,409
November 1, 2020 – November 30, 2020	—	—	—	N/A
December 1, 2020 – December 31, 2020	—	—	—	N/A
Total	1,461	$6.43	—	$149,767,409
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program. During the three months ended December 31, 2020, we did not make any repurchases under this program.

Dividends

On January 20, 2021, the Board declared an aggregate cash dividend on the shares of our common stock of $0.3075 per share for the quarter ended December 31, 2020. The dividend will be payable on February 11, 2021 to stockholders of record as of February 3, 2021.

The Board also declared a cash dividend of $138 thousand on shares of our Series A Non-Voting Perpetual Preferred Stock, par value $0.01 (the “Series A Preferred Stock”), to be paid on February 16, 2021 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 14—Equity and Earnings Per Common Share to our consolidated financial statements. As of December 31, 2020, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

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

The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805 – Business Combinations and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at their estimated fair value. As a result of the Merger, our historical financial data for previous periods are not comparable to the years ended December 31, 2019 and 2020 or to our future financial results. The selected financial data for the years ended December 31, 2016, 2017 and 2018 are the financial statements of AMGP and its consolidated subsidiaries, which do not include Antero Midstream Partners and its subsidiaries.  Effective March 12, 2019, we began consolidating Antero Midstream Partners and its subsidiaries in our consolidated financial statements. As a result, our selected balance sheet financial data presented below at December 31, 2019 includes the financial position of Antero Midstream Partners and its subsidiaries, and our selected consolidated statements of operations and comprehensive income and cash flows data for the year ended December 31, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries beginning on March 13, 2019. The historical selected consolidated statement of operations data included herein reflects that, prior to the Merger, AMGP’s only income resulted from distributions made on the incentive distribution rights (the “IDRs”) of Antero Midstream Partners and expenses were limited to general and administrative expenses and equity-based compensation. Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Items Affecting Comparability of our Financial Results.”

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

The selected statement of operations data and statement of cash flows data for the years ended December 31, 2018, 2019 and 2020 and the balance sheet data as of December 31, 2019 and 2020 are derived from our audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. The selected statement of operations data and statement of cash flows data for the years ended December 31, 2016 and 2017 and the selected balance sheet data as of December 31, 2016, 2017 and 2018 is derived from our audited consolidated financial statements not included in Item 8 of this Annual Report on Form 10-K.

The selected financial data presented below are qualified in their entirety by reference to, and should be read in conjunction with, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this report:

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2017	2018	2019	2020
Revenue:
Gathering and compression–Antero Resources	$—	—	—	543,538	711,459
Water handling–Antero Resources	—	—	—	306,010	259,932
Water handling–third party	—	—	—	50	—
Amortization of customer relationships	—	—	—	(57,010)	(70,672)
Total revenue	—	—	—	792,588	900,719
Operating expenses:
Direct operating	—	—	—	195,818	165,386
General and administrative (excluding equity-based compensation)	814	6,201	8,740	44,596	39,435
Equity-based compensation	—	34,933	35,111	73,517	12,778
Facility idling	—	—	—	11,401	15,219
Impairment of goodwill	—	—	—	340,350	575,461
Impairment of property and equipment	—	—	—	409,739	98,179
Impairment of customer relationships	—	—	—	11,871	—
Depreciation	—	—	—	95,526	108,790
Accretion and change in fair value of contingent acquisition consideration	—	—	—	8,076	—
Accretion of asset retirement obligations	—	—	—	187	180
Loss on asset sale	—	—	—	—	2,929
Total operating expenses	814	41,134	43,851	1,191,081	1,018,357
Operating loss	(814)	(41,134)	(43,851)	(398,493)	(117,638)
Interest expense, net	—	—	(136)	(110,402)	(147,007)
Equity in earnings of unconsolidated affiliates	16,944	69,720	142,906	51,315	86,430
Income (loss) before income taxes	16,130	28,586	98,919	(457,580)	(178,215)
Provision for income tax benefit (expense)	(6,419)	(26,261)	(32,311)	102,466	55,688
Net income (loss) and comprehensive income (loss)	$9,711	2,325	66,608	(355,114)	(122,527)

Net income (loss) per share–basic and diluted		$0.03	0.33	(0.80)	(0.26)

Weighted average common shares outstanding:
Basic		186,176	186,203	442,640	478,278
Diluted		186,176	186,203	442,640	478,278

	Year Ended December 31,
(in thousands, except per share amounts)	2016	2017	2018	2019	2020
Balance sheet data (at period end):
Cash and cash equivalents	$9,609	5,987	2,822	1,235	640
Other current assets	217	—	87	107,323	93,291
Total current assets	9,826	5,987	2,909	108,558	93,931
Property and equipment, net	—	—	—	3,273,410	3,254,044
Investments in unconsolidated affiliates	7,543	23,772	43,492	709,639	722,478
Other assets	—	—	1,304	2,191,271	1,540,459
Total assets	$17,369	29,759	47,705	6,282,878	5,610,912

Current liabilities	7,100	14,151	16,844	242,084	94,005
Long-term indebtedness	—	—	—	2,892,249	3,091,626
Other long-term liabilities	—	—	—	5,131	6,995
Total partners' capital and stockholders' equity	10,269	15,608	30,861	3,143,414	2,418,286
Total liabilities and partners' capital and stockholders' equity	$17,369	29,759	47,705	6,282,878	5,610,912

Cash flows data:
Net cash provided by operating activities	$9,537	28,080	83,531	622,387	753,382
Net cash used in investing activities	$—	—	—	(525,675)	(219,231)
Net cash used in financing activities	$—	(31,702)	(86,696)	(98,299)	(534,746)

Other financial data:
Distributions or dividends declared per share		$0.16	0.54	1.23	1.23
Pro forma Net income (loss)			$312,894	(285,076)
Adjusted EBITDA(1)(2)			$708,635	829,558	850,209
(1)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures”.
(2)	2018 and 2019 information is Pro Forma.

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

	Year Ended December 31,
	2018	2019
Revenues:
Revenue–Antero Resources	$1,027,015	1,067,858
Revenue–third-party	924	101
Gain on sales of assets–Antero Resources	583	—
Amortization of customer relationships	(71,082)	(70,874)
Total revenues	957,440	997,085

Operating expenses:
Direct operating	316,423	260,636
General and administrative (excluding equity-based compensation)	49,296	45,567
Equity-based compensation	56,184	75,994
Facility idling	—	11,401
Impairment of property and equipment	5,771	416,721
Impairment of goodwill	—	340,350
Impairment of customer relationships	—	11,871
Depreciation	145,745	120,363
Accretion and change in fair value of contingent acquisition consideration	(93,019)	10,004
Accretion of asset retirement obligations	135	250
Total expenses	480,535	1,293,157
Operating income (loss)	476,905	(296,072)
Other income (expenses):
Interest expense, net	(83,794)	(130,518)
Equity in earnings of unconsolidated affiliates	34,189	62,394
Income (loss) before taxes	427,300	(364,196)
Provision for income tax benefit (expense)	(114,406)	79,120
Net income (loss) and comprehensive income (loss)	$312,894	(285,076)

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. In our presentation of Adjusted EBITDA for the year ended December 31, 2020, net income (loss) and the corresponding adjustments reflect our actual results of operations.  In our presentation of Adjusted EBITDA for the years ended December 31, 2019 and 2018, net income (loss) and the corresponding adjustments reflect our pro forma results of operations. The pro forma information should be read in conjunction with the unaudited pro forma condensed combined financial statements, which are filed as Exhibit 99.1 to this Annual Report on Form 10-K. For more information, see “Items Affecting Comparability of Our Financial Results.”

We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion and changes in fair value of contingent acquisition consideration, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, contract restructuring expenses, amortization of customer relationships, gains and losses on asset sales and including cash distributions from unconsolidated affiliates.

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

Adjusted EBITDA is a non-GAAP financial measure. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). The non-GAAP financial measure of Adjusted EBITDA should not be considered as an alternative to the GAAP measure of net income (loss). Adjusted EBITDA presentations are not made in accordance with GAAP and have important limitations as an analytical tool because they include some, but not all, items that affect net income (loss). You should not consider Adjusted EBITDA in isolation or as a substitute for analyses of results as reported under GAAP. Our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other corporations.

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Year Ended December 31,
(in thousands)	2018(1)	2019(1)	2020
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$312,894	(285,076)	(122,527)
Interest expense, net	83,794	130,518	147,007
Income tax expense (benefit)	114,406	(79,120)	(55,688)
Amortization of customer relationships	71,082	70,874	70,672
Depreciation expense	145,745	120,363	108,790
Impairment	5,771	768,942	673,640
Accretion and change in fair value of contingent acquisition consideration	(92,884)	10,254	180
Equity-based compensation	56,184	75,994	12,778
Equity in earnings of unconsolidated affiliates	(34,189)	(62,394)	(86,430)
Gain on sale of assets–Antero Resources	(583)	—	—
Loss on asset sale	—	—	2,929
Contract restructuring fees	—	2,278	—
Distributions from unconsolidated affiliates	46,415	76,925	98,858
Adjusted EBITDA	$708,635	829,558	850,209
(1)	Pro Forma.

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

On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among Antero Midstream Partners GP LP (“AMGP”), Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”) (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation, (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”) and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AM common stock”).

The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations and accounted for as a business combination, with the assumed assets and liabilities of Antero Midstream Partners recorded at fair value. As a result, the consolidated balance sheets of Antero Midstream Corporation as of December 31, 2019 and 2020 include the financial position of Antero Midstream Partners and its subsidiaries and the consolidated statements of operations and comprehensive income and cash flows for the three years ended December 31, 2020 include the results of operations of Antero Midstream Partners and its subsidiaries commencing on March 13, 2019. Unless the context otherwise requires, references to the “Company,” “we,” “us,” or “our” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning and after March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries.

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to primarily service Antero Resources’ production and completion activity. We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Appalachian Basin and present opportunities to expand our midstream services to other operators in the Appalachian Basin. Our assets consist of gathering pipelines, compressor stations and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Appalachian Basin in West Virginia and Ohio. Our assets also include two independent water handling systems that deliver fresh water from the Ohio River and several regional waterways, which portions of these systems are also utilized to transport flowback and produced water. These water handling systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilities, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. These services are provided by us directly or through third-parties with which we contract. Our assets also include other flowback and produced water treatment facilities that we use to provide water treatment services to Antero Resources.

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

Our midstream assets are located in West Virginia and Ohio to serve the production of natural gas, NGLs and oil in the Appalachian Basin, primarily by Antero Resources. Our operations support well completion and production operations for Antero Resources and as such, we are directly impacted by changes in Antero Resources’ operations. While Antero Resources has seen a decrease in the overall demand for its products, demand for natural gas and NGLs has not declined as much as demand for oil, and there has not been as substantial an oversupply of natural gas and NGLs as there has been of oil. Furthermore, the decrease in demand for oil has significantly reduced the number of rigs drilling for oil in the continental U.S. and, as a result, estimates of future gas supply associated with oil production have declined. Additionally, the restart of economic activity in Asia and Europe, coupled with lower refinery liquefied petroleum gas (“LPG”) production from refineries in the U.S., Europe and Asia during the second quarter, provided support for international LPG prices relative to oil. Further, reductions in OPEC+ and North American oil production and the associated NGL volumes are expected to have a supportive effect on propane and butane prices into 2021. During the year ended December 31, 2020, all of our gathering, compression and processing revenues were derived from the production of natural gas.

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

In addition, Antero Resources announced in April 2020 that it had reduced its drilling and completion capital budget for 2020 by approximately 34%. Antero Resources continues to monitor its five-year drilling plan and has indicated it will make further revisions as appropriate. Reducing its 2020 capital budget may impact production levels in 2021 and forward to the extent fewer wells are brought online, which will directly impact our throughput and cash flows for the same time periods.

During the years ended December 31, 2019 and 2020, we recognized various impairment charges related to certain freshwater delivery system assets and fully impaired our Clearwater Facility and goodwill. Additional impairment charges related to our assets may occur if we experience disruptions in operations, decreases in our revenues or other adverse effects of the COVID-19 pandemic.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years. As a result of this NOLs carryback provision in the CARES Act, we were able to recognize an income tax refund receivable in March 2020 of $55 million, including $11 million in income tax benefit for the current year and $44 million of previously recognized deferred income tax benefit. As of December 31, 2020, we had received $39 million of this refund.

The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control and may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under our Credit Facility and our ability to access the capital markets.

Commodity Price Risk

Our gathering and compression and water services agreements with Antero Resources provide for fixed-fee structures, and we intend to continue to pursue additional fixed-fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero Resources’ development program and production and therefore our gathering, compression and water handling volumes. We cannot predict to what extent our business would be impacted by lower commodity prices and any resulting impact on Antero Resources’ operations.

2021 Capital Investment

During 2021, we plan to expand our existing Appalachian Basin gathering, compression and water handling infrastructure to accommodate Antero Resources’ announced development plans. Antero Resources’ announced 2021 consolidated drilling and completion budget of $590 million. Antero Resources announced that it plans to operate three drilling rigs and complete between 65 and 70 horizontal wells, substantially all of which are located on acreage dedicated to us. A further or extended decline in commodity prices could cause some of the development and production projects of Antero Resources or third parties to be uneconomic or less profitable, which could reduce gathering and water handling volumes in our current and future potential areas of operation. Those reductions in gathering and water handling volumes could reduce our revenue and cash flows and adversely affect our ability to return capital to holders of our common stock.

Return of Capital Program

On August 12, 2019, our Board authorized a share repurchase program to opportunistically repurchase up to $300 million of shares of our outstanding common stock. On February 10, 2021, our Board extended this program through June 30, 2023. During the year ended December 31, 2020, we repurchased 8 million shares for approximately $25 million under this program. We currently have approximately $150 million of share repurchase capacity remaining under this program.

On January 20, 2021, the Board declared a cash dividend on the shares of our common stock of $0.3075 per share for the quarter ended December 31, 2020. The dividend will be payable on February 11, 2021 to stockholders of record as of February 3, 2021.

The Board also declared a cash dividend of $138 thousand on the Series A Preferred Stock to be paid on February 16, 2021 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 14—Equity and Earnings Per Common Share to our consolidated financial statements

Sources of Our Revenues

Our gathering and compression revenues are driven by the volumes of natural gas we gather and compress, and our water handling revenues are driven by quantities of fresh water delivered to our customers to support their well completion operations and produced water treated. Pursuant to our long-term contracts with Antero Resources, we have secured long-term dedications covering a significant portion of Antero Resources’ current and future acreage for gathering and compression services. We have also entered into a long-term water services agreement covering Antero Resources’ 515,000 net acres in West Virginia and Ohio, with a right of first offer on all future areas of operation. Under the agreement, we receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI adjustments. In addition, we also provide fluid handling services for flowback and produced water, including blending, storage and transportation operations. These operations, along with our fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract. For flowback and produced water services provided by third-parties, Antero Resources reimburses our third-party out-of-pocket costs plus 3%. For flowback and produced water services provided by us, we charge Antero Resources a cost of service fee. The initial term of the water services agreement runs to 2035. All of Antero Resources’ existing acreage is dedicated to us for gathering and compression services except for existing third-party commitments. Approximately 135,000 gross leasehold acres characterized by dry gas and liquids-rich production have been previously dedicated to third-party gatherers.

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

Our water handling operations are substantially dependent upon the number of wells drilled and completed by Antero Resources, as well as Antero Resources’ production. As of December 31, 2020, Antero Resources had disclosed estimated net proved reserves 17.6 Tcfe, of which 57% was natural gas, 42% were NGLs and 1% was oil. As of December 31, 2020, Antero Resources’ drilling inventory consisted of 2,133 identified potential horizontal well locations, approximately 1,531 of which were located on acreage dedicated to us, providing us with significant opportunity for growth as Antero Resources’ drilling program continues and its production increases.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to evaluate our performance. These metrics help us identify factors and trends that impact our operating results, profitability and financial condition. The key metrics we use to evaluate our business are provided below.

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and return capital to stockholders. Adjusted EBITDA is a non-GAAP financial measure. See “Item 6. Selected Financial Data—Non-GAAP Financial Measures” below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measure.

Gathering and Compression Throughput

We must continually obtain additional supplies of natural gas and oil to maintain or increase throughput on our systems. Our ability to maintain existing supplies of natural gas and oil and obtain additional supplies is primarily impacted by our acreage dedication and the level of successful drilling activity by Antero Resources and the potential for acreage dedications with and successful drilling by third-party producers. Any increase in our throughput volumes over the near term will likely be driven by Antero Resources continuing its drilling and development activities on its Appalachian Basin acreage.

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

Principal Components of Our Cost Structure

The following items are the primary components of our operating expenses.

●	Direct Operating. We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. We schedule and conduct maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow. Gathering and compression operating costs consist primarily of labor, water disposal, pigging, fuel, monitoring, repair and maintenance, utilities and contract services. Gathering and compression operating costs vary with the miles of pipeline and number of compressor stations in our gathering and compression system. Fresh water operating expenses consist primarily of labor, pigging, monitoring, repair and maintenance and contract services. Fresh water operating costs vary with the miles of pipeline, number of pumping stations and to a lesser extent the number of well completions in the Appalachian Basin for which we deliver fresh water and number of impoundments in our fresh water system. Other water handling costs, which include the costs related to water blending, relate to contract services performed by us and third parties. Our other water handling costs consist of labor, monitoring and repair and maintenance costs. Wastewater treatment costs vary directly with the water volumes treated, and the operating efficiency of the Clearwater Facility which was idled in September 2019 for the foreseeable future. The other primary drivers of our direct operating expense include maintenance and contract services, regulatory and compliance expense and ad valorem taxes.
●	General and Administrative. Our general and administrative expenses include direct charges and costs charged by Antero Resources. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. Management believes these allocation methodologies are reasonable.

Our general and administrative expenses also include equity-based compensation costs related to the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”) and the Series B Units prior to the Transactions. Equity-based compensation after the Transactions include (i) costs allocated to Antero Midstream Partners by Antero Resources for grants made prior to the Transactions pursuant to Antero Resources’ long-term incentive plan, (ii) costs due to Antero Midstream Corporation LTIP (the “AM LTIP”) and (iii) Series B Exchange. As of December 31, 2020, there were no unvested awards related to the AMGP LTIP or Series B Exchange.

●	Impairment. We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to their estimated fair value. In 2019, our impairment expense primarily related to (i) the Clearwater Facility, which was idled in the third quarter of 2019 and (ii) the impairment of goodwill associated with the fresh water delivery and services reporting unit. In 2020, our impairment expense primarily related to (i) the impairment of goodwill associated with our gathering and processing reporting unit and (ii) the fresh water delivery assets in the Utica Shale region.
●	Depreciation. Depreciation consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year. Depreciation is computed over the asset’s estimated useful life using the straight-line basis. See Note 8—Property and Equipment to our consolidated financial statements for additional information on our asset classes and estimated lives of our assets.
●	Interest. From January 1, 2019 through March 12, 2019, interest expense related to interest incurred on borrowings under AMGP’s credit facility, which was terminated on March 12, 2019 in connection with the Transactions. Following the closing of the Transactions on March 12, 2019, interest expense represented interest related to: (i) borrowings under our revolving credit facility, (ii) borrowings of $650 million under our 5.375% senior notes due September 15, 2024 (the “2024 Notes”), (iii) borrowings of $550 million of our 7.875% senior notes due May 15, 2026 (the “2026 Notes”), (iv) borrowings of $650 million of our 5.75% senior notes due March 1, 2027 (the “2027 Notes”), (v) borrowings of $650 million of our 5.75% senior notes due January 15, 2028 (the “2028 Notes”), (vi) operating leases and (vii) amortization of deferred financing costs incurred in connection with the revolving credit facility and the issuance of the 2024 Notes, 2026 Notes, 2027 Notes and 2028 Notes.
●	Income tax expense. We are subject to state and federal income taxes but are currently not in a cash tax paying position with respect to state and federal income taxes. The difference between our financial statement income tax expense and our federal income tax liability is primarily due to the differences in the tax and financial statement treatment of our investment in Antero Midstream Partners. We have recorded deferred income tax benefit to the extent our deferred tax assets exceed our deferred tax liabilities. Our deferred tax assets result from temporary differences between tax and financial statement income primarily from goodwill impairment and net operating loss carryforwards. At December 31, 2020, we had approximately $211 million of U.S. federal net operating loss carryforwards (“NOLs”), and approximately $315 million of state NOLs. The amount of deferred tax assets considered realizable, however, could change in the near term as we generate taxable income or as estimates of future taxable income are reduced. See Note 9—Income Taxes to our consolidated financial statements for a discussion of our deferred tax position and income tax expense.

Items Affecting Comparability of Our Financial Results

Our historical financial results discussed below are not comparable to our future financial results primarily as a result of the Merger. The Merger has been accounted for as an acquisition by AMGP of Antero Midstream Partners under ASC 805, Business Combinations, and accounted for as a business combination with the acquired assets and liabilities of Antero Midstream Partners recorded at estimated fair value. Effective March 12, 2019, Antero Midstream commenced consolidating Antero Midstream Partners and its subsidiaries in the consolidated financial statements of Antero Midstream. As a result, our consolidated balance sheet as of December 31, 2019 includes the financial position of Antero Midstream Partners and its subsidiaries, and our consolidated statements of operations and comprehensive income and cash flows for the year ended December 31, 2019 include the results of operations of Antero Midstream Partners and its subsidiaries beginning on March 13, 2019.

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

Results of Operations as Reported

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

Revenue and Direct Operating Expenses. Revenues from Antero Resources and direct operating expenses for the year ended December 31, 2019 reflect 294 days of revenue and operating expenses generated by Antero Midstream Partners after the completion of the Transactions on March 12, 2019.

General and administrative expenses. General and administrative expenses (excluding equity-based compensation expense) decreased 12% from $45 million for the year ended December 31, 2019 to $39 million for the year ended December 31, 2020. The decrease was primarily due to cost reduction efforts, partially offset by inclusion of general and administrative expenses of Antero Midstream Partners after the completion of the Transactions on March 12, 2019. Equity-based compensation decreased from $74 million for the year ended December 31, 2019 to $13 million for the year ended December 31, 2020 due to the 17,353,999 shares of Antero Midstream common stock that were issued in exchange for the 98,600 Series B Units then outstanding (the “Exchanged B Units”) that were fully vested on December 31, 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $340 million for the year ended December 31, 2019 reflects (i) $42 million of impairment of goodwill expense associated with the Clearwater Facility and (ii) $298 million of impairment of goodwill expense associated with our fresh water delivery and services reporting unit. Impairment of goodwill expense of $575 million for the year ended December 31, 2020 was associated with our gathering system due to declines in commodity prices and the general industry environment.

Impairment of property and equipment expense. Impairment of property and equipment expense of $410 million for the year ended December 31, 2019 was primarily due to the idling of the Clearwater Facility. Impairment of property and equipment expense of $98 million for the year ended December 31, 2020 was primarily due to the impairment of fresh water delivery assets in the Utica Shale region.

Impairment of customer relationships expense. Impairment of customer relationships expense of $12 million for the year ended December 31, 2019 reflects an impairment of the customer relationships that were associated with the idled Clearwater Facility.

Depreciation expense. Depreciation expense increased from $96 million for the year ended December 31, 2019 to $109 million for the year ended December 31, 2020 as a result of our acquisition of Antero Midstream Partners on March 12, 2019.

Accretion and change in fair value of contingent acquisition consideration. Accretion expense of $8 million for the year ended December 31, 2019 relates to the contingent consideration payment that was made in January 2020. No additional contingent consideration is expected to be paid.

Interest expense. Interest expense increased $37 million from $110 million for the year ended December 31, 2019 to $147 million for the year ended December 31, 2020 as a result of the acquisition of Antero Midstream Partners (which included the assumption of approximately $2.4 billion of debt) and Antero Midstream Partners’ issuance of the 2028 Notes in June 2019 and 2026 Notes in November 2020.

Operating loss. Total operating loss decreased from a loss of $398 million for the year ended December 31, 2019 to $118 million for the year ended December 31, 2020. The decrease was due to (i) higher revenue and lower direct operating expenses and general and administrative expenses between periods as a result of the acquisition of Antero Midstream Partners on March 12, 2019 and cost reduction efforts and (ii) lower impairment of property and equipment and impairment of customer relationships for the year ended December 31, 2020 as compared to the same period in 2019, partially offset by higher impairment of goodwill expense for the year ended December 31, 2020 as compared to the same period in 2019.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates for the year ended December 31, 2019 represents AMGP’s equity investment in Antero Midstream Partners from January 1, 2019 through March 12, 2019 and the portion of the net income from Antero Midstream Partners’ investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests for the period from March 13, 2019 through December 31, 2019. Equity in earnings in unconsolidated affiliates increased by $35 million from $51 million for the year ended December 31, 2019 to $86 million for the year ended December 31, 2020 primarily attributable to an increase in the level of operations at the Joint Venture during the year ended December 31, 2020.

Income tax benefit (expense). Income tax benefit for the year ended December 31, 2019 was $102 million. Income tax benefit for the year ended December 31, 2020 was $56 million primarily due to the loss before taxes for the year ended December 31, 2020 coupled with an $11 million rate benefit related to the carryback of NOLs to prior tax years.  This carryback generated a federal income tax receivable of $55 million, of which $39 million had been received as of December 31, 2020. This carryback is a result of a provision included in the CARES Act that allows corporations with NOLs incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there is taxable income, and claim an income tax refund in the applicable carryback years.  The income tax receivable account is classified as a current asset on the balance sheet.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2019

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” in our 2019 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2019.

Pro Forma Segment Results of Operations

Unless the context otherwise requires, references in this “Pro Forma Segment Results of Operations” to the “Company,” “we,” “us” or “our” refer to, and the results of operations discussed below relate to, the combined results of Antero Midstream Corporation and Antero Midstream Partners as if the Transactions had occurred on January 1, 2019.

The pro forma segment results of operations and the pro forma operations data for the year ended December 31, 2019 have been prepared to give pro forma effect to the Transactions as if they had occurred on January 1, 2019. The pro forma adjustments are based on currently available information and certain estimates and assumptions, including the final purchase price allocation for the acquisition of Antero Midstream Partners. Therefore, the actual adjustments may differ from the pro forma adjustments. However, management believes that the pro forma assumptions provide a reasonable basis for presenting the significant effects of the Transactions.

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

Pro Forma Segment Results of Operations for the year ended December 31, 2019

					Pro Forma
	Gathering and	Water	Pro Forma		Consolidated
(in thousands)	Processing	Handling	Adjustments	Unallocated (1)	Total
Year ended December 31, 2019
Revenues:
Revenue–Antero Resources	$668,311	399,547	—	—	1,067,858
Revenue–third-party	—	101	—	—	101
Amortization of customer contracts	(29,850)	(27,160)	(13,864)	—	(70,874)
Total revenues	638,461	372,488	(13,864)	—	997,085

Operating expenses:
Direct operating	52,719	207,917	—	—	260,636
General and administrative (excluding equity-based compensation)	30,553	17,321	(15,345)	13,038	45,567
Equity-based compensation	7,105	3,063	—	65,826	75,994
Facility idling	—	11,401	—	—	11,401
Impairment of goodwill	—	340,350	—	—	340,350
Impairment of property and equipment	7,182	409,539	—	—	416,721
Impairment of customer relationships	—	11,871	—	—	11,871
Depreciation	47,974	69,259	3,130	—	120,363
Accretion and change in fair value of contingent acquisition consideration	—	10,004	—	—	10,004
Accretion of asset retirement obligations	—	250	—	—	250
Total operating expenses	145,533	1,080,975	(12,215)	78,864	1,293,157
Operating income (loss)	492,928	(708,487)	(1,649)	(78,864)	(296,072)
Other income (expenses):
Interest expense, net	—	—	(3,301)	(127,217)	(130,518)
Equity in earnings of unconsolidated affiliates	63,579	—	(1,185)	—	62,394
Income (loss) before taxes	556,507	(708,487)	(6,135)	(206,081)	(364,196)
Provision for income tax (expense) benefit	—	—	(23,346)	102,466	79,120
Net income (loss) and comprehensive income (loss)	$556,507	(708,487)	(29,481)	(103,615)	(285,076)

Adjusted EBITDA(2)					$829,558
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “Item 6. Selected Financial Data—Non-GAAP Financial Measures”.

Segment Results of Operations for the year ended December 31, 2020

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Year ended December 31, 2020
Revenues:
Revenue–Antero Resources	$759,459	259,932	—	1,019,391
Gathering—low pressure rebate	(48,000)	—	—	(48,000)
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	674,373	226,346	—	900,719

Operating expenses:
Direct operating	56,508	108,878	—	165,386
General and administrative (excluding equity-based compensation)	20,410	11,796	7,229	39,435
Equity-based compensation	9,489	2,388	901	12,778
Facility idling	—	15,219	—	15,219
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	947	97,232	—	98,179
Depreciation	57,300	51,490	—	108,790
Accretion of asset retirement obligations	—	180	—	180
Loss on asset sale	2,689	240	—	2,929
Total operating expenses	722,804	287,423	8,130	1,018,357
Operating loss	(48,431)	(61,077)	(8,130)	(117,638)
Other income (expenses):
Interest expense, net	—	—	(147,007)	(147,007)
Equity in earnings of unconsolidated affiliates	86,430	—	—	86,430
Income (loss) before taxes	37,999	(61,077)	(155,137)	(178,215)
Provision for income tax benefit	—	—	55,688	55,688
Net income (loss) and comprehensive income (loss)	$37,999	(61,077)	(99,449)	(122,527)

Adjusted EBITDA(2)				$850,209
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “Item 6. Selected Financial Data—Non-GAAP Financial Measures”.

The operating data below represents the operating data of Antero Midstream Corporation and its subsidiaries, including Antero Midstream Partners and its subsidiaries, for the years ended December 31, 2019 and 2020.

	Year Ended		Amount of
	December 31,		Increase	Percentage
	2019(1)	2020	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	963,799	1,069,822	106,023	11%
Gathering—high pressure (MMcf)	948,496	1,058,119	109,623	12%
Compression (MMcf)	866,912	991,726	124,814	14%
Fresh water delivery (MBbl)	51,426	40,076	(11,350)	(22)%
Treated water (MBbl)	7,137	—	(7,137)	*
Other fluid handling (MBbl)	19,495	20,945	1,450	7%
Wells serviced by fresh water delivery	118	91	(27)	(23)%
Gathering—low pressure (MMcf/d)	2,641	2,923	282	11%
Gathering—high pressure (MMcf/d)	2,599	2,891	292	11%
Compression (MMcf/d)	2,375	2,710	335	14%
Fresh water delivery (MBbl/d)	141	109	(32)	(23)%
Treated water (MBbl/d)	20	—	(20)	*
Other fluid handling (MBbl/d)	53	57	4	8%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.33	—	*
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average compression fee ($/Mcf)	$0.19	0.20	0.01	5%
Average fresh water delivery fee ($/Bbl)	$3.89	3.96	0.07	2%
Average treatment fee ($/Bbl)	$4.51	—	(4.51)	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	385,402	523,739	138,337	36%
Fractionation—Joint Venture (MBbl)	10,285	13,200	2,915	28%
Processing—Joint Venture (MMcf/d)	1,056	1,431	375	36%
Fractionation—Joint Venture (MBbl/d)	28	36	8	29%
(1)	Pro Forma.

Discussion of Results of Operations for the Year Ended December 31, 2019 (Pro Forma) Compared to Year Ended December 31, 2020

Revenues. Revenues decreased by 10% from $997 million, including the amortization of customer relationships of $71 million, for the year ended December 31, 2019 to $901 million, including the amortization of customer relationships of $71 million, for the year ended December 31, 2020. Gathering and processing revenues increased by 6%, from $638 million for the year ended December 31, 2019 to $674 million for the year ended December 31, 2020. Water handling revenues decreased by 39%, from $372 million for the year ended December 31, 2019 to $226 million for the year ended December 31, 2020. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue decreased $8 million year over year due to $48 million in rebates to Antero Resources for achieving certain volumetric targets, partially offset by an increase in throughput volumes of 282 MMcf/d, which was due to 108 additional wells connected to our system during the year ended December 31, 2020;
●	high pressure gathering revenue increased $25 million year over year due to an increase in throughput volumes of 292 MMcf/d, primarily as a result of the addition of one new high pressure gathering line placed in service and additional wells connected to our system during the year ended December 31, 2020; and
●	compression revenue increased $26 million year over year due to an increase in throughput volumes of 335 MMcf/d, primarily due to the addition of one new compressor station that was placed in service and additional wells connected to our system during the year ended December 31, 2020.

Water Handling

●	fresh water delivery revenue decreased $42 million year over year due to a decrease in fresh water delivery of 32 MBbl/d, as a result of a decrease in the number of wells completed by Antero Resources due to its reduced drilling and completion program during the year ended December 31, 2020;
●	revenue from the Clearwater Facility decreased $32 million year-over-year from $32 million for the year ended December 31, 2019 to zero during the year ended December 31, 2020 due to the idling of the Clearwater Facility in September 2019; and
●	other fluid handling services revenue decreased $66 million primarily due to a $76 million decrease in services that are billed at cost plus 3% as a result of operational efficiencies associated with our flowback and produced wastewater services, which commenced in the fourth quarter of 2019, and cost reductions, partially offset by a $10 million increase in water blending services.

Direct operating expenses. Total direct operating expenses decreased from $261 million for the year ended December 31, 2019 to $165 million for the year ended December 31, 2020. Gathering and processing direct operating expenses increased by 7% from $53 million for the year ended December 31, 2019 to $57 million for the year ended December 31, 2020. The increase was primarily due to the cost associated with the new compressor station that came online in 2020 as well as higher throughput volumes between periods. Water handling direct operating expenses decreased 48% from $208 million for the year ended December 31, 2019 to $109 million for the year ended December 31, 2020. The decrease was primarily due to operational efficiencies associated with flowback and produced wastewater services.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 13% from $46 million for the year ended December 31, 2019 to $39 million for the year ended December 31, 2020 primarily due to cost reduction efforts, partially offset by legal costs associated with the Clearwater Facility.

Equity-based compensation expenses. Equity-based compensation expenses decreased from $76 million for the year ended December 31, 2019 to $13 million for the year ended December 31, 2020 due to the Exchanged B Units that were fully vested on December 31, 2019.

Impairment of goodwill expense. Impairment of goodwill expense of $340 million for the year ended December 31, 2019 reflects an impairment of the goodwill that was associated with the Clearwater Facility and the fresh water delivery and services reporting unit. Impairment of goodwill expense of $575 million for the year ended December 31, 2020 reflects an impairment of the goodwill that was associated with our gathering system due to declines in commodity prices and the general industry environment.

Impairment of property and equipment expense. Impairment of property and equipment expense of $417 million for the year ended December 31, 2019 was primarily for the idling of the Clearwater Facility and the decommissioning of assets related to a third-party compressor station. Impairment of property and equipment expense of $98 million for the year ended December 31, 2020 was primarily for the impairment of fresh water delivery assets in the Utica Shale region.

Impairment of customer relationships expense. Impairment of customer relationships expense of $12 million for the year ended December 31, 2019 reflects an impairment of the customer relationships that were associated with the Clearwater Facility.

Depreciation expense. Total depreciation expense decreased by 10%, from $120 million for the year ended December 31, 2019 to $109 million for the year ended December 31, 2020. The decrease was primarily due to assets that were impaired during the third quarter of 2019 and the first quarter of 2020, partially offset by additional gathering, compression and water handling assets placed in service in 2020.

Accretion and change in fair value of contingent acquisition consideration. Accretion expense of $10 million for the year ended December 31, 2019 relates to the contingent consideration payment that was made in January 2020. No additional contingent consideration is expected to be paid.

Interest expense. Interest expense increased by 13%, from $131 million for the year ended December 31, 2019 to $147 million for the year ended December 31, 2020 primarily due to an increase in interest expense incurred on (i) higher borrowings under the Credit Facility during 2020, (ii) the 2027 Notes that were issued during the first quarter of 2019, (iii) the 2028 Notes that were issued during the second quarter of 2019 and (iv) the 2026 Notes that were issued during the fourth quarter of 2020.

Operating income (loss). Total operating loss was $296 million and $118 million the year ended December 31, 2019 and 2020, respectively. Gathering and processing operating income was $493 million for the year ended December 31, 2019. Gathering and processing operating loss was $48 million for the year ended December 31, 2020 primarily due to an impairment of goodwill. Water handling operating loss was $708 million for the year ended December 31, 2019 and $61 million for the year ended December 31, 2020 primarily due to impairment charges related to the Clearwater Facility and fresh water delivery assets in the Utica Shale region in 2019 and 2020, respectively.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 39%, from $62 million for the year ended December 31, 2019 to $86 million for the year ended December 31, 2020. Equity in earnings of unconsolidated affiliates represents the portion of the net income from our investments in Stonewall and the Joint Venture, which is allocated to us based on our equity interests. The increase is primarily attributable to an increase in the level of operations at the Joint Venture for the year ended December 31, 2020.

Net income (loss). Net loss was $285 million for the year ended December 31, 2019 primarily due to the impairments of property and equipment, goodwill and customer relationship for the Clearwater Facility. Net loss was $123 million for the year ended December 31, 2020 primarily due to impairment of goodwill associated with our gathering system and impairment of property and equipment of our freshwater delivery assets in the Utica Shale region.

Pro Forma Adjusted EBITDA. Pro Forma Adjusted EBITDA increased by 2%, from $830 million for the year ended December 31, 2019 to $850 million for the year ended December 31, 2020. The increase was primarily due to increased throughput and decreased direct operating expenses. For a discussion of the non-GAAP financial measure Pro Forma Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “Item 6. Selected Financial Data—Non-GAAP Financial Measures.”

Capital Resources and Liquidity as Reported

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flows, cash on our balance sheet, borrowings under the Credit Facility and capital market transactions. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash dividends and share repurchases under our share repurchases program for at least the next 12 months.

In the year ended December 31, 2020, we paid dividends of $1.23 per share, or a total of $590 million, to holders of our common shares or common stock, as applicable, and we paid $550 thousand of dividends on our Series A Preferred Stock. On January 20, 2021, the Board declared a cash dividend on the shares of our common stock of $0.3075 per share for the quarter ended December 31, 2020 to be paid on February 11, 2021 to stockholders of record as of February 3, 2021. The Board also declared an aggregate cash dividend of $138 thousand on our Series A Preferred Stock to be paid on February 16, 2021. As of December 31, 2020, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

Cash Flows

The following table and discussion presents a summary of our net cash provided by operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31, 2020
(in thousands)	2018	2019	2020
Net cash provided by operating activities	$83,531	622,387	753,382
Net cash used in investing activities	—	(525,675)	(219,231)
Net cash used in financing activities	(86,696)	(98,299)	(534,746)
Net decrease in cash and cash equivalents	$(3,165)	(1,587)	(595)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

Operating Activities. Net cash provided by operating activities was $622 million and $753 million for the years ended December 31, 2019 and 2020, respectively. The increase in net cash provided by operating activities for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily the result of higher gathering and processing revenues, lower direct operating and general and administrative costs and increased cash flows associated with the Merger between periods, partially offset by an increase in Clearwater Facility idling costs in 2020.

Investing Activities. Net cash flows used in investing activities was $526 million and $219 million for the years ended December 31, 2019 and 2020, respectively. The decrease in cash flows used in investing activities was due to a (i) $129 million decrease in investments made in unconsolidated affiliates, (ii) $109 million decrease in additions to our gathering system and (iii) $86 million decrease in additions to our water handling system. Additionally, cash flows provided by investing activities for the year ended December 31, 2019 included $620 million of cash received upon the acquisition of Antero Midstream Partners LP, which amount was borrowed by Antero Midstream Partners under the Credit Facility to fund, in part, $599 million of cash paid to Antero Midstream Partners unitholders as consideration in the Merger.

Financing Activities. Net cash used in financing activities was $98 million and $535 million for the years ended December 31, 2019 and 2020, respectively. Net cash used in financing activities for the year ended December 31, 2020 included: (i) issuance of the 2026 Notes of $550 million; (ii) total dividends to our common stockholders and preferred stockholders of $590 million; (iii) $346 million in net payments on the Credit Facility; (iv) $125 million (net of $8 million reflected in the cash flows provided by operating activities related to the accretion of fair value) paid to Antero Resources for the fair value of contingent acquisition consideration at the date of acquisition; (v) $25 million of common stock repurchases; and (vi) $6 million in deferred financing costs payments associated with the issuance of the 2026 Notes. Net cash used in financing activities for the year ended December 31, 2019 included: (i) issuance of the 2028 Notes of $650 million; (ii); total distributions or dividends to our common stockholders, holders of Series B Units and preferred stockholders of $496 million; (iii) $125 million in repurchases of common stock; (iv) net payments on the Credit Facility of $116 million and (v) $9 million of payments for deferred financing.

Year Ended December 31, 2018 Compared to Year Ended December 31, 2019

Refer to “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of the cash flows for the year ended December 31, 2018 compared to the year ended December 31, 2019.

2020 Capital Investments and 2021 Capital Budget

Antero Midstream Partners’ capital spending for the year ended December 31, 2020 included investing activities of (i) $141 million to our gathering system, (ii) $41 million to our water handling system and (iii) $25 million invested in our Joint Venture.

The Board approved a 2021 capital budget with a range of $240 million to $260 million, which includes approximately $65 million of additional growth capital supporting the increased volumes expected from Antero Resources’ drilling partnership in addition to its previously disclosed maintenance capital program for 2021. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Debt Agreements

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

The Credit Facility has lender commitments of $2.13 billion and matures on October 26, 2022. As of December 31, 2020, we had $614 million of borrowings and no letters of credit outstanding under the Credit Facility.

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

The Credit Facility is guaranteed by our subsidiaries and is secured by mortgages on substantially all of Antero Midstream Partners’ and its subsidiaries’ properties. The Credit Facility contains restrictive covenants that may limit our ability to, among other things:

●	incur additional indebtedness;
●	sell assets;
●	make loans to others;
●	make investments;
●	enter into mergers;
●	make certain restricted payments;
●	incur liens; and
●	engage in certain other transactions without the prior consent of the lenders.

The Credit Facility also requires us to maintain the following financial ratios (subject to certain exceptions):

●	a consolidated interest coverage ratio, which is the ratio of our consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter;
●	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that, at our election (the “Financial Covenant Election”), the consolidated total leverage ratio shall be no more than 5.25 to 1.0; and
●	after a Financial Covenant Election, a consolidated senior secured leverage ratio covenant rather than the consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with the applicable covenants and ratios as of December 31, 2020.

Senior Notes

The following table summarizes the material terms of our senior unsecured notes as of December 31, 2020:

	2024 Notes	2026 Notes	2027 Notes	2028 Notes
Outstanding principal (in thousands)	$650,000	$550,000	$650,000	$650,000
Interest rate	5.375%	7.875%	5.75%	5.75%
Maturity date	September 15, 2024	May 15, 2026	March 1, 2027	January 15, 2028
Interest payment dates	Mar. 15, Sept. 15	May 15, Nov. 15	Mar. 1, Sept. 1	Jan. 15, July 15
Make-whole redemption date (1)	September 15, 2022	May 15, 2025	March 1, 2025	January 15, 2026

(1)	On or after these dates, we may redeem the applicable series of senior notes, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, together with accrued and unpaid interest up to the redemption date. Prior to such date, we may, in certain circumstances, redeem the notes at a redemption price that includes an applicable premium as defined in the indentures to such notes.

Please refer to Note 10—Long-term Debt to the consolidated financial statements for more information on our senior notes.

Contractual Obligations

Future capital contributions to unconsolidated affiliates are excluded from the table as neither the amounts nor the timing of the obligations can be determined in advance. A summary of our contractual obligations by maturity date as of December 31, 2020 is provided in the following table.

	Year Ending December 31,
(in millions)	2021	2022	2023	2024	2025	Thereafter	Total
Credit Facility (1)	$—	614	—	—	—	—	614
Senior notes—principal	—	—	—	650	—	1,850	2,500
Senior notes—interest	154	153	153	153	118	171	902
Asset retirement obligations	5	—	2	—	—	3	10
Total	$159	767	155	803	118	2,024	4,026
(1)	Includes outstanding principal amounts on the Credit Facility as of December 31, 2020. This table does not include future commitment fees, interest expense or other fees on the Credit Facility because they are floating rate instruments and we cannot determine with accuracy the timing of future loan advances, repayments or future interest rates to be charged.

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

Fair Value Measurement

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value, and sets forth disclosure requirements about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long-lived assets). The fair value is the price that we estimate would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

Business Combination

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill. For acquisitions, management engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed and goodwill, based on recognized business valuation methodologies.  If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded.  Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date.  An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. Acquisition-related costs are expensed as incurred in connection with each business combination.

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

We used the discounted cash flow approach, which is an income statement technique, to estimate the fair value of the customer relationships and investments in unconsolidated affiliates using a weighted-average cost of capital of 14.1%, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy. We also used this approach in combination with the cost approach to estimate the fair value of property and equipment whereby certain property and equipment was adjusted for recent purchases of similar items, economic and functional obsolescence, location, normal useful lives and capacity (if applicable). To estimate the fair value of the long-term debt, we used Level 2 market data inputs.

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

We utilized a combination of approaches to estimate the fair value of our assets including the discounted cash flow approach, comparable company method and the cost approach, whereby certain property and equipment was adjusted for recent purchases of similar items, economic and functional obsolescence, location, normal useful lives and capacity (if applicable). We performed our fourth quarter of 2019 and first quarter of 2020 quantitative analysis using a weighted-average cost of capital of 10.0% and 18.0%, respectively, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations and the Clearwater Facility. We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, future volumes, discount rates and future capital requirements.

We utilized a discounted cash flow approach to estimate the fair value of our assets. We performed our first quarter of 2020 quantitative analysis using a weighted-average cost of capital of 19.0%, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

Contingent Acquisition Consideration

In connection with our September 2015 acquisition of certain water treatment assets, we agreed to pay Antero Resources (a) $125 million in cash if we delivered 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we deliver 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability is valued based on Level 3 inputs related to the expected average volumes and weighted average cost of capital and was recorded at the time of such acquisition in accordance with accounting guidance for business combinations. In January 2020, Antero Midstream Partners paid Antero Resources $125 million and, as of December 31, 2020, no additional contingent acquisition consideration was earned.

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

New Accounting Pronouncements

There were no new accounting pronouncements issued during the year ended December 31, 2020 that had or are expected to have a material effect on the Company’s financial reporting.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements.

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

Commodity Price Risk

Our gathering and compression and water services agreements with Antero Resources provide for fixed-fee structures, and we intend to continue to pursue additional fixed-fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed-fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero Resources’ development program and production and therefore our gathering, compression and water handling volumes. We cannot predict to what extent our business would be impacted by lower commodity prices and any resulting impact on Antero Resources’ operations.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of December 31, 2020, we had $614 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $11 million increase in interest expense for the year ended December 31, 2020.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect all misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time.

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, an independent registered public accounting firm which also audited our consolidated financial statements as of and for the year ended December 31, 2020, as stated in their report which appears on page F-2 in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related STOCKHOLDER Matters

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2021 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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
4.3

First Supplemental Indenture, dated as of January 17, 2017, among Antero Midstream Partners LP, Antero Midstream Finance Corporation, Antero Midstream Corporation, each of the other parties identified therein and Wells Fargo Bank, National Association, a national banking association to the indenture governing the 2024 Notes (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2020).

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

4.11

Indenture, dated as of November 10, 2020, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on November 10, 2020)

4.12	Form of 7.875% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on November 10, 2020).
4.13

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2020).

10.1

Second Amended and Restated Gathering and Compression Agreement, dated as of December 8, 2019, by and between Antero Resources Corporation and Antero Midstream LLC (incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2020).

10.2

Amended and Restated Secondment Agreement, effective as of March 13, 2019, by and between Antero Midstream Corporation, Antero Midstream Partners LP, Antero Midstream Partners GP LLC, Antero Midstream LLC, Antero Water LLC, Antero Treatment LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2020).

10.3

Second Amended and Restated Services Agreement, effective as of March 13, 2019, by and among Antero Midstream Partners LP, Antero Midstream Corporation, Antero Midstream Partners GP LLC and Antero Resources Corporation (incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2020).

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

10.9

Second Amendment, dated as of February 26, 2019, by and among the Lenders party thereto, Antero Midstream Partners LP, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2020).

10.10

Joinder Agreement, dated as of November 19, 2019, by and among the Lenders party thereto, Antero Midstream Partners LP, and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2020).

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

10.19†

Form of Retention Award Grant Notice and Retention Award Agreement under the Antero Midstream Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on April 29, 2020).

10.20†

Form of Retention Award Grant Notice and Retention Award Agreement under the Antero Midstream Corporation Long Term Incentive Plan (Employees) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on October 28, 2020).

10.21

Stockholders’ Agreement, dated as of October 9, 2018, by and among Antero Midstream GP LP, Arkrose Subsidiary Holdings LLC, Paul M. Rady, Mockingbird Investment, LLC, Glen C. Warren, Jr., Canton Investment Holdings LLC and the other holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on October 10, 2018).

21.1*	Subsidiaries of Antero Midstream Corporation.
22.1*	List of Guarantor and Issuer Subsidiaries.

23.1*	Consent of KPMG LLP.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
99.1

Unaudited pro forma condensed combined financial statements of Antero Midstream Corporation (incorporated by reference to Exhibit 99.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2020).

101*

The following financial information from this Form 10-K of Antero Midstream Corporation for the year ended December 31, 2020, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Annual Report on Form 10-K.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTERO MIDSTREAM CORPORATION

By:	/s/ MICHAEL N. KENNEDY
Michael N. Kennedy
Chief Financial Officer

Date:	February 17, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board,
/s/ PAUL M. RADY	Director and Chief Executive Officer	February 17, 2021
Paul M. Rady	(principal executive officer)

/s/ MICHAEL N. KENNEDY	Chief Financial Officer	February 17, 2021
Michael N. Kennedy	(principal financial officer)

/s/ SHERI L. PEARCE	Vice President, Accounting and Chief Accounting Officer	February 17, 2021
Sheri L. Pearce	(principal accounting officer)

/s/ GLEN C. WARREN, JR.	President, Director and Secretary	February 17, 2021
Glen C. Warren, Jr.

/s/ PETER A. DEA	Director	February 17, 2021
Peter A. Dea

/s/ W. HOWARD KEENAN, JR.	Director	February 17, 2021
W. Howard Keenan, Jr.

/s/ DAVID H. KEYTE	Director	February 17, 2021
David H. Keyte

/s/ BROOKS J. KLIMLEY	Director	February 17, 2021
Brooks J. Klimley

/s/ JANINE J. MCARDLE	Director	February 17, 2021
Janine J. McArdle

/s/ JOHN C. MOLLENKOPF	Director	February 17, 2021
John C. Mollenkopf

/s/ ROSE M. ROBESON	Director	February 17, 2021
Rose M. Robeson

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Midstream Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Midstream Corporation and subsidiaries (the Company) as of December 31, 2019 and 2020, the related consolidated statements of operations and comprehensive income (loss), partners’ capital and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have audited the accompanying consolidated balance sheets of Antero Midstream Corporation and subsidiaries (the Company) as of December 31, 2019 and 2020, the related consolidated statements of operations and comprehensive income (loss), partners’ capital and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Lease classification for ongoing modifications to the gathering and compression assets

As discussed in Note 7 to the consolidated financial statements, the Company determined that the gathering and compression agreement with Antero Resources Corporation is an operating lease. The Company continues to expand its gathering and compression system to serve its customer and, as a result, the minimum volume commitments and the lease payments increase for the expanded system. The increases in volume commitments and lease payments are modifications of the agreement that require evaluation of the lease classification.

We identified the evaluation of lease classification for ongoing modifications to the gathering and compression assets as a critical audit matter. The evaluation of lease classification for these modified leases, including evaluating the economic life as a key estimate, requires significant judgment.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control over the Company’s process for identifying lease modifications and evaluating lease classification for those modifications, including the review and approval of the Company’s lease modifications and the Company’s evaluation of the lease classification. We evaluated the Company’s accounting memoranda and documentation underlying the accounting conclusions reached, including application of relevant accounting guidance in regard to the modification accounting and subsequent lease classification. We evaluated the economic life used in the Company’s determination of lease classification by comparing it to relevant industry publications. We evaluated fixed assets that are placed in service for new minimum volume commitments which would require reassessment of the lease.

Impairment of Utica fresh water assets

As discussed in Note 8 to the consolidated financial statements, the Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. An impairment loss is recognized if the undiscounted future cash flow projections for the assets being assessed are less than their carrying value. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to their estimated fair values based on discounted cash flows, which includes forecasted EBITDA and discount rate assumptions. During the year ended December 31, 2020 the Company recorded an impairment related to its Utica fresh water assets of $89 million.

We identified the evaluation of the impairment of Utica fresh water assets as a critical audit matter. There was a high degree of subjectivity in evaluating the key assumptions used to determine the fair value of the Utica fresh water assets. The Company used a discounted cash flow model to determine the fair value of the Utica fresh water assets which included the key assumptions of forecasted EBITDA and the discount rate.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process of estimating the fair value of Utica fresh water assets, including controls related to the selection of the key assumptions used to determine the fair value of the Utica fresh water assets. We evaluated the Company’s forecasted EBITDA by comparing it to the Company’s historical performance. To assess the Company’s ability to forecast, we compared the Company’s historical EBITDA forecasts to actual results. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:

●	evaluating the approach used to value the Utica fresh water assets
●	evaluating the Company’s discount rate applied in the valuation of the Utica fresh water assets by comparing the Company’s inputs to publicly available data for comparable entities
●	testing the estimate of the Utica fresh water assets fair value using the Company’s cash flow assumptions and discount rate and comparing the results to the Company’s fair value estimate.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado

February 17, 2021

ANTERO MIDSTREAM CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2019	2020
Assets
Current assets:
Cash and cash equivalents	$1,235	640
Accounts receivable–Antero Resources	101,029	73,722
Accounts receivable–third party	4,574	839
Income tax receivable	—	17,251
Other current assets	1,720	1,479
Total current assets	108,558	93,931

Property and equipment, net	3,273,410	3,254,044
Investments in unconsolidated affiliates	709,639	722,478
Deferred tax asset	103,231	103,402
Customer relationships	1,498,119	1,427,447
Goodwill	575,461	—
Other assets, net	14,460	9,610
Total assets	$6,282,878	5,610,912

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$3,146	3,862
Accounts payable–third party	6,645	9,495
Accrued liabilities	104,188	74,947
Contingent acquisition consideration	125,000	—
Other current liabilities	3,105	5,701
Total current liabilities	242,084	94,005
Long-term liabilities:
Long-term debt	2,892,249	3,091,626
Other	5,131	6,995
Total liabilities	3,139,464	3,192,626

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized as of both December 31, 2019 and 2020
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of both December 31, 2019 and 2020	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 484,042 and 476,639 issued and outstanding as of December 31, 2019 and 2020, respectively	4,840	4,766
Additional paid-in capital	3,480,139	2,877,612
Accumulated deficit	(341,565)	(464,092)
Total stockholders' equity	3,143,414	2,418,286
Total liabilities and stockholders' equity	$6,282,878	5,610,912

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2018	2019	2020
Revenue:
Gathering and compression–Antero Resources	$—	543,538	711,459
Water handling–Antero Resources	—	306,010	259,932
Water handling–third party	—	50	—
Amortization of customer relationships	—	(57,010)	(70,672)
Total revenue	—	792,588	900,719
Operating expenses:
Direct operating	—	195,818	165,386
General and administrative (including $35,111, $73,517 and $12,778 of equity-based compensation in 2018, 2019 and 2020, respectively)	43,851	118,113	52,213
Facility idling	—	11,401	15,219
Impairment of goodwill	—	340,350	575,461
Impairment of property and equipment	—	409,739	98,179
Impairment of customer relationships	—	11,871	—
Depreciation	—	95,526	108,790
Accretion and change in fair value of contingent acquisition consideration	—	8,076	—
Accretion of asset retirement obligations	—	187	180
Loss on asset sale	—	—	2,929
Total operating expenses	43,851	1,191,081	1,018,357
Operating loss	(43,851)	(398,493)	(117,638)
Interest expense, net	(136)	(110,402)	(147,007)
Equity in earnings of unconsolidated affiliates	142,906	51,315	86,430
Income (loss) before income taxes	98,919	(457,580)	(178,215)
Provision for income tax benefit (expense)	(32,311)	102,466	55,688
Net income (loss) and comprehensive income (loss)	$66,608	(355,114)	(122,527)

Net income (loss) per share–basic	$0.33	(0.80)	(0.26)
Net income (loss) per share–diluted	0.33	(0.80)	(0.26)

Weighted average common shares outstanding:
Basic	186,203	442,640	478,278
Diluted	186,203	442,640	478,278

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Partners’ Capital and Stockholders’ Equity

(In thousands)

	Common
	Shares
	Representing
	Limited					Additional	Accumulated
	Partner	Series B	Preferred	Common Stock		Paid-In	Earnings	Total
	Interests	Unitholders	Stock	Shares	Amount	Capital	(Deficit)	Equity
Balance at December 31, 2017	$(19,866)	35,474	—	—	$—	—	—	15,608
Net income and comprehensive income	61,372	5,236	—	—	—	—	—	66,608
Equity-based compensation	35,111	—	—	—	—	—	—	35,111
Distributions to shareholders	(84,166)	—	—	—	—	—	—	(84,166)
Distributions to Series B unitholders	—	(2,300)	—	—	—	—	—	(2,300)
Vesting of Series B units	(34,420)	34,420	—	—	—	—	—	—
Balance at December 31, 2018	(41,969)	72,830	—	—	—	—	—	30,861
Distributions to unitholders	(30,543)	(3,720)	—	—	—	—	—	(34,263)
Net loss and comprehensive loss pre-acquisition	(13,549)	—	—	—	—	—	—	(13,549)
Equity-based compensation pre-acquisition	7,034	—	—	—	—	—	—	7,034
Exchange of common shares for shares of common stock and cash consideration paid	79,027	(69,110)	—	506,641	5,066	4,002,898	—	4,017,881
Issuance of Series A non-voting perpetual preferred stock	—	—	—	—	—	—	—	—
Dividends to stockholders	—	—	—	—	—	(461,934)	—	(461,934)
Equity-based compensation post-acquisition	—	—	—	—	—	66,483	—	66,483
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	—	297	3	(2,018)	—	(2,015)
Repurchases and retirement of common stock	—	—	—	(22,896)	(229)	(125,290)	—	(125,519)
Net loss and comprehensive loss post-acquisition	—	—	—	—	—	—	(341,565)	(341,565)
Balance at December 31, 2019	—	—	—	484,042	4,840	3,480,139	(341,565)	3,143,414
Dividends to stockholders	—	—	—	—	—	(590,190)	—	(590,190)
Equity-based compensation	—	—	—	—	—	12,778	—	12,778
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	—	507	5	(481)	—	(476)
Repurchases and retirement of common stock	—	—	—	(7,910)	(79)	(24,634)	—	(24,713)
Net loss and comprehensive loss	—	—	—	—	—	—	(122,527)	(122,527)
Balance at December 31, 2020	$—	—	—	476,639	$4,766	2,877,612	(464,092)	2,418,286

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2019	2020
Cash flows provided by (used in) operating activities:
Net income (loss)	$66,608	(355,114)	(122,527)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Distributions from Antero Midstream Partners LP, prior to the Transactions	123,186	43,492	—
Depreciation	—	95,526	108,790
Payment of contingent consideration in excess of acquisition date fair value	—	—	(8,076)
Accretion and change in fair value of contingent acquisition consideration	—	8,263	180
Impairment	—	761,960	673,640
Deferred income taxes	(1,304)	(101,927)	(171)
Equity-based compensation	35,111	73,517	12,778
Equity in earnings of unconsolidated affiliates	(142,906)	(51,315)	(86,430)
Distributions from unconsolidated affiliates	—	64,320	98,858
Amortization of customer relationships	—	57,010	70,672
Amortization of deferred financing costs	148	3,183	4,503
Settlement of asset retirement obligations	—	—	(2,183)
Loss on asset sale	—	—	2,929
Changes in assets and liabilities:
Accounts receivable–Antero Resources	—	42,484	27,306
Accounts receivable–third party	—	185	1,434
Income tax receivable	—	—	(17,251)
Other current assets	(5)	(335)	155
Accounts payable–Antero Resources	674	(2,103)	716
Accounts payable–third party	28	(9,762)	1,201
Income taxes payable	1,820	(15,678)	—
Accrued liabilities	171	8,681	(13,142)
Net cash provided by operating activities	83,531	622,387	753,382
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	—	(267,383)	(157,931)
Additions to water handling systems	—	(124,607)	(38,793)
Investments in unconsolidated affiliates	—	(154,359)	(25,267)
Cash received on acquisition of Antero Midstream Partners LP	—	619,532	—
Cash consideration paid to Antero Midstream Partners LP unitholders	—	(598,709)	—
Cash received in asset sale	—	—	822
Change in other assets	—	901	1,938
Change in other liabilities	—	(1,050)	—
Net cash used in investing activities	—	(525,675)	(219,231)
Cash flows provided by (used in) financing activities:
Distributions to unitholders and dividends to stockholders	(84,166)	(492,103)	(589,640)
Distributions to Series B unitholders	(2,300)	(3,720)	—
Distributions to preferred stockholders	—	(374)	(550)
Repurchases of common stock	—	(125,519)	(24,713)
Issuance of senior notes	—	650,000	550,000
Payments of deferred financing costs	(230)	(8,894)	(6,283)
Repayments on bank credit facilities, net	—	(115,500)	(346,000)
Payment of contingent acquisition consideration	—	—	(116,924)
Employee tax withholding for settlement of equity compensation awards	—	(2,015)	(476)
Other	—	(174)	(160)
Net cash used in financing activities	(86,696)	(98,299)	(534,746)
Net decrease in cash and cash equivalents	(3,165)	(1,587)	(595)
Cash and cash equivalents, beginning of period	5,987	2,822	1,235
Cash and cash equivalents, end of period	$2,822	1,235	640
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$3	83,016	140,732
Cash received (paid) during the period for income taxes	$(31,795)	(16,079)	39,205
Decrease in accrued capital expenditures and accounts payable for property and equipment	$—	(6,215)	(14,472)

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements

(1) Organization

Antero Midstream Corporation was originally formed as Antero Resources Midstream Management LLC in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream Partners”).  On May 4, 2017, Antero Resources Midstream Management LLC converted from a limited liability company to a limited partnership under the laws of the State of Delaware and changed its name to Antero Midstream GP LP (“AMGP”) in connection with its initial public offering.  On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among AMGP, Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation (the “Conversion”), (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”) and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to by the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AM common stock”). As a result of the Transactions, Antero Midstream Partners became and is now a wholly owned subsidiary of Antero Midstream Corporation and former shareholders of AMGP, unitholders of Antero Midstream Partners, including Antero Resources Corporation (“Antero Resources”), and holders of Series B Units became owners of AM common stock. Unless the context otherwise requires, references to the “Company” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning on March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries, including Antero Midstream LLC, Antero Water LLC (“Antero Water”), Antero Treatment LLC and Antero Midstream Finance Corporation (“Finance Corp”).

Antero Midstream is a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources and its production and completion activity in the Appalachian Basin. The Company’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants and water handling assets. The Company, through Antero Midstream Partners and its affiliates, provides midstream services to Antero Resources under long-term contracts.

The Company’s gathering and compression assets comprise of high and low pressure gathering pipelines, compressor stations and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in the Appalachian Basin. The Company’s water handling assets include two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs and several regional waterways, which portions of these systems are also utilized to transport flowback and produced water. The Company’s water treatment assets also include other flowback and produced water treatment facilities.

The Company, through Antero Midstream Partners, also has a 15% equity interest in a gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP (“MPLX”) (the “Joint Venture”). See Note 16—Investments in Unconsolidated Affiliates.

The Company’s corporate headquarters are located in Denver, Colorado.

(2)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2019 and 2020, and the results of the Company’s operations and its cash flows for the years ended December 31, 2018, 2019 and 2020. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss).

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

Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as Antero Midstream’s ownership interest, representation on the board of directors and participation in the policy-making decisions of equity method investees. Such investments are included in Investments in unconsolidated affiliates on the Company’s consolidated balance sheets. Income from investees that are accounted for under the equity method is included in Equity in earnings of unconsolidated affiliates on the Company’s consolidated statements of operations and cash flows. When the Company records its proportionate share of net income, it increases equity income in the statements of operations and comprehensive income (loss) and the

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

carrying value of that investment on the Company’s balance sheet. When a distribution is received, it is recorded as a reduction to the carrying value of that investment on the balance sheet.

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

The Company, through Antero Midstream Partners and its affiliates, provides gathering, compression and water handling services under fee-based contracts primarily based on throughput or at cost plus a margin. Certain of these contracts contain operating leases of the Company’s assets under GAAP. Under these arrangements, the Company receives fees for gathering, compression and water handling services. The revenue the Company earns from these arrangements is directly related to (i) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses and delivers to natural gas compression sites or other transmission delivery points, (ii) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (iii) in the case of wastewater treatment services performed by the Company prior to idling of the Clearwater Facility (as defined below) in September 2019, the quantities of wastewater treated for its customers, (iv) in the case of wastewater services provided by third parties, the third-party costs the Company incurs plus 3% or (v) in the case of flowback and produced water treatment performed by the Company, a cost of service fee based on the costs incurred by the Company. The Company recognizes revenue when it satisfies a performance obligation by delivering a service to a customer or the use of leased assets to a customer. The Company includes lease revenue within revenues by service. See Note 7—Revenue.

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

Property and equipment primarily consists of gathering pipelines, compressor stations and the wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) previously used for the disposal of salt therefrom, other flowback and produced water treatment facilities; and water handling pipelines and facilities stated at historical cost less accumulated depreciation, amortization and impairment. The Company capitalizes construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives and salvage values of assets. The depreciation of fixed assets recorded under operating lease agreements is included in depreciation expense. Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand for the Company’s services in the areas in which it operates. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable.

Amortization of landfill airspace consists of the amortization of landfill capital costs, including those that have been incurred and capitalized and estimated future costs for landfill development and construction, and the amortization of asset retirement costs arising from landfill final capping, closure and post-closure obligations. Amortization expense is recorded on a units-of-consumption

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

basis, applying cost as a rate per-cubic yard. The rate per-cubic yard is calculated by dividing each component of the amortizable basis of the landfill by the number of cubic yards needed to fill the corresponding asset’s airspace. Landfill capital costs and closure and post-closure asset retirement costs are generally incurred to support the operation of the landfill over its entire operating life and are, therefore, amortized on a per-cubic yard basis using a landfill’s total airspace capacity. Estimates of disposal capacity and future development costs are created using input from independent engineers and internal technical teams and are reviewed at least annually.

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs and discount rates typical of third-party market participants, which is a Level 3 fair value measurement. The Company recognized an impairment with respect to the Clearwater Facility during the year ended December 31, 2019. See Note 4—Clearwater Facility Idling. The Company recognized a $90 million impairment with respect to the freshwater delivery system during the year ended December 31, 2020.

(g)	Asset Retirement Obligations

The Company’s asset retirement obligations include its obligation to close, maintain and monitor landfill cells and support facilities. After the landfill is certified closed, the Company must continue to maintain and monitor the landfill for a post-closure period, which generally extends for 30 years. The Company records the fair value of its landfill retirement obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For the Company’s individual landfill cells, the required closure and post-closure obligations under the terms of its permits and its intended operation of the landfill cell are triggered and recorded when the cell is placed into service and salt is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting salt. Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs. Actual cash expenditures to perform closure and post-closure activities reduce the retirement obligation liabilities as incurred. After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation. Landfill retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a units-of-consumption basis as the disposal capacity is consumed.

Asset retirement obligations are recorded for fresh water impoundments and waste water pits when an abandonment date is identified. The Company records the fair value of its freshwater impoundment and waste water pit retirement obligations as liabilities in the period in which the regulatory obligation to retire a specific asset is triggered. The fair value is based on the total reclamation costs of the assets. Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs. Actual cash expenditures to perform remediation activities reduce the retirement obligation liabilities as incurred. After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation. Fresh water impoundments and wastewater pit retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a straight-line basis until reclamation. As of December 31, 2020, the Company has $5 million of asset retirement obligations it expects to settle within the next 12 months that are recorded in Other current liabilities on the consolidated balance sheet.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company accrues losses associated with environmental obligations when such losses are probable and can be reasonably estimated. Accruals for estimated environmental losses are recognized no later than at the time a remediation feasibility study or an evaluation of response options, is complete. These accruals are adjusted as additional information becomes available or as circumstances change. Future environmental expenditures are not discounted to their present value. Recoveries of environmental costs from other parties are recorded separately as assets at their undiscounted value when receipt of such recoveries is probable.

As of December 31, 2019 and 2020, the Company had not recorded any liabilities for litigation, environmental or other contingencies.

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

The Company recognizes deferred tax assets and liabilities for temporary differences resulting from net operating loss and charitable contribution carryforwards and the differences between the financial statement and tax basis of assets and liabilities. The effect of changes in tax laws or tax rates is recognized in income during the period such changes are enacted. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. The Company regularly reviews its tax positions in each significant taxing jurisdiction during the process of evaluating its tax provision. The Company makes adjustments to its tax provision when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; and/or (ii) a tax position is effectively settled with a tax authority at a differing amount.

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years. As a result of this NOLs carryback provision in the CARES Act, the Company was able to recognize an income tax refund receivable in March 2020 of $55 million, including $11 million in income tax benefit for the current year and $44 million of previously recognized deferred income tax benefit. As of December 31, 2020, the Company had received $39 million of this refund.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly.

The carrying values on the consolidated balance sheet of the Company’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and, other current liabilities approximate fair values due to their short-term maturities. The assets and liabilities of Antero Midstream Partners were recorded at fair value as of the acquisition date, March 12, 2019 (see Note 3—Business Combination). Additionally, the Company uses certain valuation techniques in performing its annual goodwill impairment test described below and in determining the fair value of property and equipment, both of which were subject to impairment write downs during the years ended December 31, 2019 and 2020.

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

The Company recognizes and measures the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill. For acquisitions, management engages an independent valuation specialist, as applicable, to assist with the determination of fair value of the assets acquired, liabilities assumed and goodwill, based on recognized business valuation methodologies.  If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded.  Subsequent to the acquisition, and not later than one year from the acquisition date, the Company will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date.  An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment. Acquisition-related costs are expensed as incurred in connection with each business combination. See Note 3—Business Combination.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The components of the fair value of consideration transferred are as follows (in thousands):

Fair value of shares of AM common stock issued (1)	$4,017,881
Cash	598,709
Total fair value of consideration transferred	$4,616,590
(1)	The fair value of each share of AM common stock issued in connection with the Transactions was determined to be $12.54, the closing price of AMGP common shares on March 12, 2019.

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

All customer relationships are subject to amortization, which is recognized over a weighted-average period of 23 years for the remaining economic life of the relationship as of the acquisition date.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Company’s financial statements include $6 million of acquisition-related costs associated with the Transactions for the year ended December 31, 2019. These costs were expensed as general and administrative costs.

(4)  Clearwater Facility Idling

On September 18, 2019, the Company commenced a strategic evaluation of the Clearwater Facility at which time, such facility was idled. The Company expects the facility to be idled for the foreseeable future. Accordingly, the Company performed an impairment analysis of the facility and determined: (i) to reduce the carrying value of the facility to its estimated salvage value, which included the land associated with the Clearwater Facility; (ii) the fair value of the goodwill assigned to the wastewater treatment reporting unit was less than its carrying value resulting in an impairment charge to goodwill; and (iii) the customer relationships intangible asset was impaired. Additionally, during the year ended December 31, 2020, the Company determined that the carrying value of the landfill was no longer recoverable resulting in an impairment charge to property and equipment. The following table shows the impairment charges for the years ended December 31, 2019 and 2020 related to the Clearwater Facility, which also reflect the final purchase price allocation of the Transactions (in thousands):

	Year Ended December 31,
	2019	2020
Impairment of property and equipment	$408,882	$6,745
Impairment of goodwill	42,290	—
Impairment of customer relationships	11,871	—
Total impairment expense	$463,043	$6,745

The Company incurred $11 million and $15 million in facility idling costs for the care and maintenance of the Clearwater Facility during the years ended December 31, 2019 and 2020, respectively.

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

All customer relationships are subject to amortization and will be amortized over a weighted-average period of 21 years, which reflects the remaining economic life of the relationships as of December 31, 2020. The changes in the carrying amount of customer relationships for the years ended December 31, 2019 and 2020 were as follows (in thousands):

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Customer relationships as of December 31, 2018	$—
Customer relationships acquired(1)	1,567,000
Amortization of customer relationships	(57,010)
Impairment of customer relationships	(11,871)
Customer relationships as of December 31, 2019	1,498,119
Amortization of customer relationships	(70,672)
Customer relationships as of December 31, 2020	$1,427,447
(1)	See Note 3—Business Combination.

Future amortization expense is as follows (in thousands):

Year ending December 31, 2021	$70,672
Year ending December 31, 2022	70,672
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Thereafter	1,074,087
Total	$1,427,447

(6)  Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the years ended December 31, 2019 and 2020 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and processing services consists of lease income. There were no such revenues earned by AMGP for the year ended December 31, 2018.

(b)	Accounts receivable–Antero Resources and Accounts payable–Antero Resources

Accounts receivable—Antero Resources represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling services. Accounts payable—Antero Resources represents amounts due to Antero Resources for general and administrative and other costs.

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $6 million and $7 million during the years ended December 31, 2019 and 2020, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets.  There were no such charges to AMGP during the year ended December 31, 2018. For the years ended December 31, 2018, 2019 and 2020, general and administrative expenses charged to the Company by Antero Resources were $0.5 million, $33 million and $25 million, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on (i) the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable, and (ii) an annual management service fee.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it. See Note 12—Equity-Based Compensation.

(7)  Revenue

(a)	Revenue from Contracts with Customers

All of the Company’s revenues are derived from service contracts with customers and are recognized when the Company

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

satisfies a performance obligation by delivering a service to a customer. The Company currently derives substantially all of its revenues from Antero Resources. The following sets forth the nature, timing of satisfaction of performance obligations and significant payment terms of the Company’s contracts with Antero Resources.

Gathering and Compression Agreement

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain volumetric targets at certain points during such time. For the year ended December 31, 2020, the company provided Antero Resources $48 million in rebates. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

Under the gathering and compression agreement, the Company receives a low pressure gathering fee, a high pressure gathering fee and a compression fee, in each case subject to CPI-based adjustments. In addition, the agreement stipulates that the Company receives a reimbursement for the actual cost of electricity used at its compressor stations.

The Company determined that the gathering and compression agreement is an operating lease as Antero Resources obtains substantially all of the economic benefit of the asset and has the right to direct the use of the asset. The gathering system is an identifiable asset within the gathering and compression agreement, and it consists of underground low pressure pipelines that generally connect and deliver gas from specific well pads to compressor stations to compress the gas before delivery to underground high pressure pipelines that transport the gas to a third-party pipeline or plant. The gathering system is considered a single lease due to the interrelated network of the assets. When a modification to the gathering and compression agreement occurs, the Company reassesses the classification of this lease. The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering system, which are performed on time-elapsed measures. All lease payments under the future Minimum Volume Commitments discussed below are considered to be in-substance fixed lease payments under the gathering and compression agreement.

The Company recognizes revenue when low pressure volumes are delivered to a compressor station, compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline. The Company invoices the customer the month after each service is performed, and payment is due in the same month.

Water Services Agreement

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date. Under the agreement, the Company receives a fixed fee per barrel for fresh water deliveries by pipeline directly to the well site. Additionally, the Company receives a fixed fee per barrel for fresh water delivered by truck to high-rate transfer facilities. For flowback and produced water blending services, the Company receives a cost of service fee based on the costs incurred by the Company. Antero Resources also agreed to pay the Company a fixed fee per barrel for wastewater treatment at the Clearwater Facility, which was idled in the third quarter of 2019. All such fees under the agreement are subject to annual CPI-based adjustments and additional fees based on certain costs.

Under the water services agreement, the Company may also contract with third parties to provide water services to Antero Resources. Antero Resources reimburses the Company for third-party out-of-pocket costs plus a 3% markup.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Minimum Volume Commitments

The gathering and compression agreement includes certain minimum volume commitment provisions. If and to the extent Antero Resources requests that the Company construct new high pressure lines and compressor stations, the gathering and compression agreement contains minimum volume commitments that require Antero Resources to utilize or pay for 75% of the gathering capacity and 70% of the compression capacity of such new construction for 10 years. The Company recognizes lease income from its minimum volume commitments under its gathering and compression agreement on a straight-line basis and additional operating lease income is earned when excess volumes are delivered under the contract. The Company is not party to any leases that have not commenced. Minimum volume commitments for fresh water deliveries under the water services agreement concluded at December 31, 2019.

Minimum revenue amounts under the gathering and compression minimum volume commitments as of December 31, 2020 are as follows (in thousands):

Year ending December 31, 2021	$243,898
Year ending December 31, 2022	249,029
Year ending December 31, 2023	249,029
Year ending December 31, 2024	249,712
Year ending December 31, 2025	235,940
Thereafter	558,290
Total	$1,785,898

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For more information on reportable segments see Note 17—Reporting Segments.

	Year Ended December 31,
(in thousands)	2019	2020	Reportable segment
Revenue from contracts with customers
Type of service
Gathering—low pressure	$254,350	353,491	Gathering and Processing (1)
Gathering—low pressure rebate	—	(48,000)	Gathering and Processing (1)
Gathering—high pressure	151,283	210,821	Gathering and Processing (1)
Compression	137,905	195,147	Gathering and Processing (1)
Fresh water delivery	157,633	158,707	Water Handling
Wastewater treatment	25,058	—	Water Handling
Other fluid handling	123,369	101,225	Water Handling
Amortization of customer relationships (2)	(29,850)	(37,086)	Gathering and Processing
Amortization of customer relationships (2)	(27,160)	(33,586)	Water Handling
Total	$792,588	900,719

Type of contract
Per Unit Fixed Fee	$543,538	759,459	Gathering and Processing (1)
Gathering—low pressure rebate	—	(48,000)	Gathering and Processing (1)
Per Unit Fixed Fee	182,691	158,707	Water Handling
Cost plus 3%	123,030	90,478	Water Handling
Cost of service fee	339	10,747	Water Handling
Amortization of customer relationships (2)	(29,850)	(37,086)	Gathering and Processing
Amortization of customer relationships (2)	(27,160)	(33,586)	Water Handling
Total	$792,588	900,719
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.
(2)	Fair value of customer contracts acquired as part of the Transactions discussed in Note 3—Business Combination.
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

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities. As of December 31, 2020, the Company’s receivables with customers were $101 million and $74 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(8)  Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

	Estimated	December 31,
(in thousands)	useful lives	2019	2020
Land	n/a	$23,549	23,582
Gathering systems and facilities	40-50 years (1)	2,375,241	2,643,927
Permanent buried pipelines and equipment	7-20 years	602,230	545,419
Surface pipelines and equipment	1-7 years	48,594	50,916
Landfill	n/a (2)	1,244	—
Heavy trucks and equipment	3-5 years	6,617	5,919
Above ground storage tanks	5-10 years	3,418	2,483
Construction-in-progress	n/a	300,165	139,506
Total property and equipment		3,361,058	3,411,752
Less accumulated depreciation		(87,648)	(157,708)
Property and equipment, net		$3,273,410	3,254,044
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(2)	Amortization of landfill costs is recorded over the life of the landfill on a units-of-consumption basis.

During the years ended December 31, 2019 and 2020, the Company recorded impairment expense of $409 million and $7 million, respectively, for the Clearwater Facility. See Note 4—Clearwater Facility Idling to our consolidated financial statements for more information. During the first quarter of 2020, the Company evaluated its assets for impairment due to the decline in the industry environment as a result of low commodity prices. As a result of this evaluation, the Company recorded an impairment expense of $89 million, which included an $83 million impairment expense to its permanent buried pipelines and equipment and a $6 million impairment expense to its surface pipelines and equipment.

(9)  Income Taxes

For the years ended December 31, 2018, 2019 and 2020, income tax expense consisted of the following:

	Year Ended December 31,
(in thousands)	2018	2019	2020
Current income tax expense (benefit)	$33,615	(539)	(55,517)
Deferred income tax expense (benefit)	(1,304)	(101,927)	(171)
Total income tax expense (benefit)	$32,311	(102,466)	(55,688)

Income tax expense differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% for the years ended December 31, 2018, 2019 and 2020, to income before taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2018	2019	2020
Federal income tax expense (benefit)	$20,773	(96,092)	(37,426)
State income tax expense (benefit), net of federal benefit	4,133	(17,089)	(6,998)
Non-deductible equity-based compensation	8,087	13,694	516
Non-deductible IPO expenses	1	—	—
Charitable contributions	—	(2,473)	—
Carryback of NOLs	—	—	(11,225)
Other	(683)	(506)	(555)
Total income tax expense (benefit)	$32,311	(102,466)	(55,688)

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred tax assets

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

as follows:

	December 31,
(in thousands)	2019	2020
Deferred tax assets:
NOL carryforwards	$68,614	60,606
Investment in Antero Midstream Partners (1)	30,846	37,710
Equity-based compensation	1,298	2,590
Charitable contributions	2,473	2,496
Total deferred tax assets	103,231	103,402
Valuation allowance	—	—
Net deferred tax assets	103,231	103,402
Deferred tax liabilities:
Net deferred tax liabilities	—	—
Net deferred tax assets (liabilities)	$103,231	103,402
(1)	Investment in Antero Midstream Partners includes $2 million of transaction costs associated with the Transactions. See Note 3—Business Combination.

As of December 31, 2019 and 2020, the Company has a deferred tax asset in its Investment in Antero Midstream Partners of $31 million and $38 million, respectively. At the time of the Transactions on March 12, 2019, the investment in Antero Midstream Partners was recorded at fair value for both GAAP and income tax purposes. The GAAP versus tax treatment of activity occurring after the transaction, such as the treatment of impairments and differing recovery rates of the underlying assets, gave rise to the deferred tax asset. Due to Antero Midstream Partners’ strong history of pre-tax earnings, the Company believes the benefits of this deferred tax asset will be realized.

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

As of December 31, 2020, the Company has U.S. federal and state NOL carryforwards before the effect of income taxes of $211 million and $315 million, respectively, which have no expiration date. Tax years 2017 through 2020 remain open to examination by the U.S. Internal Revenue Service. The Company and its subsidiaries file tax returns with various state taxing authorities and those returns remain open to examination for tax years 2016 through 2020.

(10)  Long-term Debt

The Company’s long-term debt as of December 31, 2019 and 2020 was as follows:

	December 31,
(in thousands)	2019	2020
Credit Facility (a)	$959,500	613,500
5.375% senior notes due 2024 (b)	650,000	650,000
7.875% senior notes due 2026 (c)	—	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
Total principal	2,909,500	3,113,500
Unamortized debt premiums	5,142	4,261
Unamortized debt issuance costs	(22,393)	(26,135)
Total long-term debt	$2,892,249	3,091,626

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(a)	Antero Midstream Partners Revolving Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility are currently $2.13 billion. As of December 31, 2019, the Borrower had outstanding borrowings under the Credit Facility of $960 million with a weighted average interest rate of 3.15%. As of December 31, 2020, the Borrower had outstanding borrowings under the Credit Facility of $614 million with a weighted average interest rate of 1.66%. No letters of credit under the Credit Facility were outstanding as of December 31, 2019 and 2020. The maturity date of the facility is October 26, 2022. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower is assigned an Investment Grade Rating (as defined in the Credit Facility).

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy previously adopted by the board of directors of the general partner of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2019 and 2020.

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

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Finance Corp (together with Antero Midstream Partners, the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes were recorded at their fair value of $652.6 million as of March 12, 2019, the closing date of the Transactions, and the related premium of $2.6 million will be amortized into interest expense over the life of the 2024 Notes. The 2024 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each year.  Antero Midstream Partners may redeem all or part of the 2024 Notes at any time at redemption prices ranging from 102.688% as of December 31, 2020 to 100.00% on or after September 15, 2022.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2024 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

(c)	7.875% Senior Notes Due 2026

On November 10, 2020, the Issuers issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 (the “2026 Notes”) at par.  The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2026 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2026 Notes is payable on May 15 and November 15 of each year.  Antero Midstream Partners may redeem all or part of the 2026 Notes at any time on or after May 15, 2023 at redemption prices ranging from 103.938% on or after May 15, 2023 to 100.00% on or after May 15, 2025.  In addition, prior to May 15, 2023, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2026 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.875% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.  At any time prior to May 15, 2023, Antero Midstream Partners may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2026 Notes

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(d)	5.75% Senior Notes Due 2027

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

(e)5.75% Senior Notes Due 2028

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

(f)	Senior Notes Guarantors

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) has fully and unconditionally guaranteed the 2024 Notes, 2026 Notes, 2027 Notes and 2028 Notes (collectively the “Senior Notes”).  In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

In addition, a guarantor will be released from its obligations under the applicable indenture and its guarantee, upon the release or discharge of the guarantee of other indebtedness under a credit facility that resulted in the creation of such guarantee, except a release or discharge by or as a result of payment under such guarantee; if the Issuers designate such subsidiary as an unrestricted subsidiary and such designation complies with the other applicable provisions of the indenture governing the applicable Senior Notes or in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the applicable Senior Notes.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

During the years ended December 31, 2019 and 2020, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(11)  Accrued Liabilities

Accrued liabilities as of December 31, 2019 and 2020 consisted of the following items:

	December 31,
(in thousands)	2019	2020
Capital expenditures	$27,427	11,307
Operating expenses	24,980	10,038
Interest expense	44,440	46,209
Production taxes	2,353	3,368
Other	4,988	4,025
Total accrued liabilities	$104,188	74,947

(12)  Equity-Based Compensation and Retention Awards

(a)	Summary of Equity-Based Compensation

The Company’s general and administrative expenses include equity-based compensation costs related to the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”) and the Series B Units prior to the Transactions. Equity-based compensation after the Transactions include (i) costs allocated to Antero Midstream Corporation by Antero Resources for grants made prior to the Transactions pursuant to the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”), (ii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan (the “AM LTIP”) and (iii) the Exchanged B Units (as defined below). The Company’s portion of the equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity. Equity-based compensation expense allocated to Antero Midstream Partners was $4.9 million for the period from March 13, 2019 to December 31, 2019 and $5.2 million for the year ended December 31, 2020. For grants made prior to the Transactions, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $8 million as of December 31, 2020, which includes grants made under the Antero Midstream Partners Long Term Incentive Plan (the “AMP LTIP”) prior to the Transactions, which were converted into awards under the AM LTIP. A portion of this will be allocated to Antero Midstream Partners as it is amortized over the remaining service period of the related awards. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

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

Upon Closing of the Transactions, each Series B Unit, vested and unvested, was exchanged for 176.0041 shares of our common stock (the “Series B Exchange”). A total of 17,353,999 shares of the Company’s common stock were issued in exchange for the 98,600 Series B Units then outstanding (the “Exchanged B Units”), which included 5,782,601 restricted shares of the Company’s common stock issued in exchange for the 32,855 unvested Series B Units.

The Company accounted for the Series B Exchange as a share-based payment modification under FASB ASC Topic 718, Stock Compensation. On March 12, 2019, which is the modification date, the Company determined the estimated fair value of the unvested Series B Unit awards using a Monte Carlo simulation using various assumptions including a floor equity value of $2.0 billion, expected volatility of 40% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.51% and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit was $1,257 when exchanged for shares of the

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Company’s common stock. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The unvested Exchanged B Units retained the same vesting conditions as the Series B Units and vested on December 31, 2019. No awards were issued and outstanding as of December 31, 2019 and 2020. Expenses related to Exchanged B Units were recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures were accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

The Company recognized $66 million of equity-based compensation expense related to the Series B awards, including the Series B Units prior to the Closing of the Transactions and the Exchanged B Units following the Closing of the Transactions, for the year ended December 31, 2019. For the year ended December 31, 2018, the Company recognized $34 million of equity-based compensation expense related to the Series B Units.

AMGP LTIP

On April 17, 2017, Antero Midstream GP LP adopted the AMGP LTIP pursuant to which certain non-employee directors of Antero Midstream GP LP’s general partner and certain officers, employees and consultants of Antero Resources were eligible to receive awards representing equity interests in Antero Midstream GP LP. For the years ended December 31, 2018 and 2019, the Company recognized expense of $0.7 million and $0.2 million, respectively, related to these awards. Expenses related to these awards were recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures were accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. In connection with the Transactions, the AMGP LTIP was terminated on March 12, 2019. No expense was recognized for the year ended December 31, 2020.

AM LTIP

Effective March, 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AM LTIP under which awards may be granted to employees, directors and other service providers of the Company and its affiliates. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. The Company is authorized to grant up to 15,398,901 shares of common stock to employees and directors under the AM LTIP. As of December 31, 2020, a total of 11,131,949 shares were available for future grant under the AM LTIP. For the years ended December 31, 2019 and 2020, the Company recognized expense of $2.7 million and $7.6 million, respectively, related to these awards. Expenses related to restricted stock units (“RSUs”) are recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

(b)	Restricted Stock Unit Awards

As part of the Transactions, each of the unvested outstanding phantom units granted under the AMP LTIP was assumed by the Company and converted into 1.8926 RSUs under the AM LTIP representing a right to receive shares of the Company’s common stock for each converted phantom unit.

RSU awards vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant.

Summary Information for Restricted Stock Unit Awards

A summary of the RSU awards activity during the year ended December 31, 2020 is as follows:

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

		Weighted
		Average	Aggregate
	Number	Grant Date	Intrinsic Value
	of Units	Fair Value	(in thousands)
Total AM LTIP RSUs awarded and unvested—December 31, 2019	1,275,990	$14.38	$9,685
Granted	2,592,191	$6.32
Vested	(504,403)	$14.31
Forfeited	(48,823)	$14.37
Total AM LTIP RSUs awarded and unvested—December 31, 2020	3,314,955	$8.09	$25,558

Intrinsic values are based on the closing price of the Company’s common shares on the referenced dates. As of December 31, 2020, unamortized expense of $19 million related to the unvested RSUs is expected to be recognized over a weighted average period of approximately 2.4 years and the Company’s proportionate share will be allocated to it as it is recognized.

(c)	Performance Share Unit Awards

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

In 2019 and 2020, the likelihood of achieving the performance conditions related to ROIC PSU awards outstanding was probable and, therefore, for the years ended December 31, 2019 and 2020, the Company recognized expense of $0.2 million and $0.3 million, respectively.

Summary Information for Performance Share Unit Awards

A summary of PSU activity for the year ended December 31, 2020 is as follows:

Weighted
Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2019	148,306	$6.32
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Total awarded and unvested—December 31, 2020	148,306	$6.32

As of December 31, 2020, there was $0.4 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 1.3 years.

(d)	Cash Retention Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2020, the Company has accrued $1.8 million in other liabilities in the consolidated balance sheet related to cash awards.

(13)  Cash Distributions and Dividends

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

				Distributions/
			Distributions/	Dividends
Period	Record Date	Distribution Date	Dividends	per Share
Q4 2017	February 1, 2018	February 20, 2018	$13,964	$0.075
Q1 2018	May 3, 2018	May 23, 2018	20,109	$0.108
Q2 2018	August 2, 2018	August 22, 2018	23,276	$0.125
Q3 2018	November 2, 2018	November 21, 2018	26,817	$0.144
	Total 2018		$84,166

Q4 2018	February 1, 2019	February 21, 2019	$30,543	$0.164
Q1 2019	April 26, 2019	May 8, 2019	152,082	$0.3025
*	May 15, 2019	May 15, 2019	98	*
Q2 2019	July 26, 2019	August 7, 2019	154,146	$0.3075
*	August 14, 2019	September 18, 2019	138	*
Q3 2019	November 1, 2019	November 13, 2019	153,033	$0.3075
*	November 14, 2019	November 14, 2019	138	*
**	December 31, 2019	December 31, 2019	2,299	**
	Total 2019		$492,477

Q4 2019	January 31, 2020	February 12, 2020	$148,876	$0.3075
*	February 14, 2020	February 14, 2020	138	*
Q1 2020	April 30, 2020	May 12, 2020	147,519	$0.3075
*	May 15, 2020	May 15, 2020	137	*
Q2 2020	July 30, 2020	August 12, 2020	146,664	$0.3075
*	August 14, 2020	August 14, 2020	138	*
Q3 2020	October 29, 2020	November 12, 2020	146,581	$0.3075
*	November 16, 2020	November 16, 2020	137	*
	Total 2020		$590,190
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock as discussed in Note 14—Equity and Earnings Per Common Share.
**	Distributions declared on unvested Series B Units prior to the closing date of the Transactions that were paid upon the vesting date to the holders of the Exchanged B Units

On January 20, 2021, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.3075 per share for the quarter ended December 31, 2020. The dividend will be payable on February 11, 2021 to stockholders of record as of February 3, 2021. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation to be paid on February 16, 2021 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 14—Equity and Earnings Per Common Share. As of December 31, 2020, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(14)  Equity and Earnings Per Common Share

(a)Preferred Stock

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

(b)Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Year Ended December 31,
(in thousands)	2018	2019	2020
Basic weighted average number of shares outstanding	186,203	442,640	478,278
Add: Dilutive effect of RSUs	—	—	—
Add: Dilutive effect of Series A preferred stock	—	—	—
Diluted weighted average number of shares outstanding	186,203	442,640	478,278

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
RSUs	—	1,026	1,812
PSUs	—	—	148
Series B Units	1,366	—	—
Preferred shares	—	1,318	1,297
(1)

The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common shares, assuming dilution because the inclusion of these awards would have been anti-dilutive.

(c)Earnings Per Common Share

Earnings per common share—basic for (i) the year ended December 31, 2018 is computed by dividing net income attributable to AMGP by the basic weighted average number of common shares representing limited partner interest in AMGP outstanding during the period and (ii) the years ended December 31, 2019 and 2020 is computed by dividing net income (loss) attributable to Antero Midstream Corporation by the basic weighted average number of shares of AM common stock outstanding during the period. Earnings per common share—assuming dilution for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in thousands, except per share amounts)	2018	2019	2020
Net income (loss)	66,608	(355,114)	(122,527)
Less net income attributable to Series B Units	(5,236)	—	—
Less preferred stock dividends	—	(442)	(550)
Net income (loss) available to common shareholders	61,372	(355,556)	(123,077)

Net income (loss) per share–basic	0.33	(0.80)	(0.26)
Net income (loss) per share–diluted	0.33	(0.80)	(0.26)

Weighted average common shares outstanding–basic	186,203	442,640	478,278
Weighted average common shares outstanding–diluted	186,203	442,640	478,278

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

The Company used the discounted cash flow approach, which is an income statement technique, to estimate the fair value of the customer relationships and investments in unconsolidated affiliates using a weighted-average cost of capital of 14.1% as of March 12, 2019, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy. The Company also used this approach in combination with the cost approach to estimate the fair value of property and equipment whereby certain property and equipment was adjusted for recent purchases of similar items, economic and functional obsolescence, location, normal useful lives and capacity (if applicable). To estimate the fair value of the long-term debt, the Company used Level 2 market data inputs.

Goodwill

The Company estimated the fair value of its assets in performing its goodwill impairment analysis. The Company utilized a combination of approaches to discounted cash flow approach, comparable company method and the market value approach. The Company used a weighted-average cost of capital of 10.0% and 18.0% as of December 31, 2019 and March 31, 2020, respectively, which were based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

Property and equipment

The Company estimated the undiscounted future cash flow projections to assess its property and equipment for impairment. The carrying values of certain fresh water permanent buried pipelines and equipment and fresh water surface pipelines and equipment were deemed not recoverable. As a result, the carrying values have been reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs and a discount rate typical of third-party market participants of 19.0% as of March 31, 2020, which is a Level 3 fair value measurement within the fair value hierarchy.

Contingent Acquisition Consideration

In connection with Antero Resources’ contribution of Antero Water and certain water handling assets to Antero Midstream Partners in September 2015 (the “Water Acquisition”), Antero Midstream Partners agreed to pay Antero Resources (a) $125 million in cash if Antero Midstream Partners delivered 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if Antero Midstream Partners delivered 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability is valued based on Level 3 inputs related to expected average volumes and weighted average cost of capital.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

In January 2020, Antero Midstream Partners paid Antero Resources $125 million and, as of December 31, 2020, no additional contingent acquisition consideration was earned.

Senior Unsecured Notes

As of December 31, 2019 and 2020 the fair value and carrying value of the Company’s senior unsecured notes were as follows:

	December 31, 2019		December 31, 2020
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2024 Notes	$602,875	$645,580	$633,750	$646,391
2026 Notes	—	—	569,250	543,267
2027 Notes	570,765	644,868	637,000	645,390
2028 Notes	568,750	642,301	624,000	643,078
Total	$1,742,390	$1,932,749	$2,464,000	$2,478,126
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.

Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable at December 31, 2019 and 2020 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility at December 31, 2019 and 2020 approximated fair value because the variable interest rates are reflective of current market conditions.

(16)  Investments in Unconsolidated Affiliates

(a)	Summary of Investments in Unconsolidated Affiliates

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

Investment in Stonewall and MarkWest Joint Venture

The Company has a 15% equity interest in a gathering system of Stonewall, which operates a 67-mile pipeline on which Antero Resources is an anchor shipper.

The Company has a 50% equity interest in the Joint Venture to develop processing and fractionation assets with MarkWest, a wholly owned subsidiary of MPLX, LP. The Joint Venture was formed to develop processing and fractionation assets in Appalachia. MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia and a one-third interest in two MarkWest fractionators in Ohio.

The Company’s net income (loss) includes its proportionate share of the net income of the Joint Venture and Stonewall. When the Company records its proportionate share of net income, it increases equity income in the consolidated statements of operations and comprehensive income and the carrying value of that investment on its balance sheet. When distributions on the

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Company’s proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the approach under FASB ASC Topic 230, Statement of Cash Flows. The Company uses the equity method of accounting to account for its investments in Stonewall and the Joint Venture because it exercises significant influence, but not control, over the entities. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the applicable board of directors and participation in policy-making decisions of Stonewall and the Joint Venture.

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

	Antero			Total Investment
	Midstream		MarkWest	in Unconsolidated
(in thousands)	Partners LP	Stonewall	Joint Venture	Affiliates
Balance at December 31, 2018	$43,492	—	—	43,492
Distributions from unconsolidated affiliates	(43,492)	—	—	(43,492)
Balance at March 12, 2019	—	—	—	—
Investments in unconsolidated affiliates acquired from Antero Midstream Partners	—	142,071	426,214	568,285
Additional Investments	—	—	154,359	154,359
Equity in earnings of unconsolidated affiliates (1)	—	4,117	47,198	51,315
Distributions from unconsolidated affiliates	—	(5,730)	(58,590)	(64,320)
Balance at December 31, 2019	—	140,458	569,181	709,639
Additional investments	—	—	25,267	25,267
Equity in earnings of unconsolidated affiliates (1)	—	6,924	79,506	86,430
Distributions from unconsolidated affiliates	—	(9,750)	(89,108)	(98,858)
Balance at December 31, 2020	$—	137,632	584,846	722,478
(1)

As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of the closing date of the Transaction.

(b)Summarized Financial Information of Unconsolidated Affiliates

The following tables present summarized financial information for the Company’s investments in unconsolidated affiliates.

Combined Balance Sheets

	December 31,
(in thousands)	2019	2020
Current assets	$61,641	85,386
Noncurrent assets	1,660,401	1,652,196
Total assets	$1,722,042	1,737,582

Current liabilities	$33,912	9,242
Noncurrent liabilities	5,521	5,225
Noncontrolling interest	175,021	169,218
Partners' capital	1,507,588	1,553,897
Total liabilities and partners' capital	$1,722,042	1,737,582

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Statements of Combined Operations

	Year Ended December 31,
(in thousands)	2018	2019	2020
Revenues	$189,222	254,868	321,880
Operating expenses	75,250	105,218	122,660
Income from operations	113,972	149,650	199,220
Net income attributable to unconsolidated affiliates, including noncontrolling interest	123,635	173,265	230,564
Net income attributable to unconsolidated affiliates	131,626	181,448	238,991

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The summarized operating results and assets of the Company’s reportable segments were as follows for the year ended December 31, 2019 and 2020 (in thousands):

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Year ended December 31, 2019
Revenues:
Revenue–Antero Resources	$543,538	306,010	—	849,548
Revenue–third-party	—	50	—	50
Amortization of customer relationships	(29,850)	(27,160)	—	(57,010)
Total revenues	513,688	278,900	—	792,588

Operating expenses:
Direct operating	41,546	154,272	—	195,818
General and administrative (excluding equity-based compensation)	20,660	10,898	13,038	44,596
Equity-based compensation	5,561	2,130	65,826	73,517
Facility idling	—	11,401	—	11,401
Impairment of goodwill	—	340,350	—	340,350
Impairment of property and equipment	592	409,147	—	409,739
Impairment of customer relationships	—	11,871	—	11,871
Depreciation	39,652	55,874	—	95,526
Accretion and change in fair value of contingent acquisition consideration	—	8,076	—	8,076
Accretion of asset retirement obligations	—	187	—	187
Total operating expenses	108,011	1,004,206	78,864	1,191,081
Operating income (loss)	$405,677	(725,306)	(78,864)	(398,493)

Equity in earnings of unconsolidated affiliates	$51,315	—	—	51,315
Total assets	$4,891,114	1,287,245	104,519	6,282,878
Additions to property and equipment	$267,383	124,607	—	391,990
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Year ended December 31, 2020
Revenues:
Revenue–Antero Resources	$711,459	259,932	—	971,391
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	674,373	226,346	—	900,719

Operating expenses:
Direct operating	56,508	108,878	—	165,386
General and administrative (excluding equity-based compensation)	20,410	11,796	7,229	39,435
Equity-based compensation	9,489	2,388	901	12,778
Facility idling	—	15,219	—	15,219
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	947	97,232	—	98,179
Depreciation	57,300	51,490	—	108,790
Accretion of asset retirement obligations	—	180	—	180
Loss on asset sale	2,689	240	—	2,929
Total operating expenses	722,804	287,423	8,130	1,018,357
Operating loss	$(48,431)	(61,077)	(8,130)	(117,638)

Equity in earnings of unconsolidated affiliates	$86,430	—	—	86,430
Total assets	$4,364,848	1,125,318	120,746	5,610,912
Additions to property and equipment, net	$157,931	38,793	—	196,724
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

(18)  Quarterly Financial Information (Unaudited)

The Company’s quarterly consolidated unaudited financial information for the years ended December 31, 2019 and 2020 is summarized in the table below (in thousands, except per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Year ended December 31, 2019
Total operating revenues	$54,108	255,618	243,795	239,067
Total operating expenses	43,500	138,027	577,884	431,670
Operating income (loss)	10,608	117,591	(334,089)	(192,603)
Net income (loss) and comprehensive income (loss)	9,648	69,274	(289,477)	(144,559)

Net income (loss) per common share–basic	$0.04	0.14	(0.57)	(0.29)
Net income (loss) per common share–diluted	$0.04	0.14	(0.57)	(0.29)

Year ended December 31, 2020
Total operating revenues	$243,708	219,736	233,415	203,860
Total operating expenses	762,872	85,010	81,598	88,877
Operating income (loss)	(519,164)	134,726	151,817	114,983
Net income (loss) and comprehensive income (loss)	(392,933)	88,441	105,507	76,458

Net income (loss) per common share–basic	$(0.81)	0.19	0.22	0.16
Net income (loss) per common share–diluted	$(0.81)	0.18	0.22	0.16

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)