Form 10-Q
period 2021-03-31
Antero Midstream Corp
filed 2021-04-28
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The registrant had 477,357,880 shares of common stock outstanding as of April 23, 2021.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	impacts of world health events, including the coronavirus (“COVID-19”) pandemic;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	our ability to execute our share repurchase program;
●	competition and government regulations;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events, including the COVID-19 pandemic and the other risks described or referenced under the heading “1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	March 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$640	261
Accounts receivable–Antero Resources	73,722	88,773
Accounts receivable–third party	839	227
Income tax receivable	17,251	940
Other current assets	1,479	966
Total current assets	93,931	91,167

Property and equipment, net	3,254,044	3,249,726
Investments in unconsolidated affiliates	722,478	712,069
Deferred tax asset	103,402	75,378
Customer relationships	1,427,447	1,409,779
Other assets, net	9,610	8,641
Total assets	$5,610,912	5,546,760

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$3,862	2,927
Accounts payable–third party	9,495	14,898
Accrued liabilities	74,947	56,598
Other current liabilities	5,701	5,327
Total current liabilities	94,005	79,750
Long-term liabilities:
Long-term debt	3,091,626	3,103,428
Other	6,995	6,716
Total liabilities	3,192,626	3,189,894

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized as of both December 31, 2020 and March 31, 2021
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of both December 31, 2020 and March 31, 2021	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 476,639 and 476,907 issued and outstanding as of December 31, 2020 and March 31, 2021, respectively	4,766	4,769
Additional paid-in capital	2,877,612	2,732,748
Accumulated deficit	(464,092)	(380,651)
Total stockholders' equity	2,418,286	2,356,866
Total liabilities and stockholders' equity	$5,610,912	5,546,760

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2021
Revenue:
Gathering and compression–Antero Resources	$163,129	185,161
Water handling–Antero Resources	98,184	56,603
Water handling–third party	—	25
Amortization of customer relationships	(17,605)	(17,668)
Total revenue	243,708	224,121
Operating expenses:
Direct operating	48,728	39,314
General and administrative (including $3,338 and $4,012 of equity-based compensation in 2020 and 2021, respectively)	13,537	17,930
Facility idling	8,678	1,179
Impairment of goodwill	575,461	—
Impairment of property and equipment	89,083	1,379
Depreciation	27,343	26,850
Accretion of asset retirement obligations	42	119
Loss on asset sale	—	3,763
Total operating expenses	762,872	90,534
Operating income (loss)	(519,164)	133,587
Interest expense, net	(37,631)	(42,866)
Equity in earnings of unconsolidated affiliates	19,077	20,744
Income (loss) before income taxes	(537,718)	111,465
Provision for income tax benefit (expense)	144,785	(28,024)
Net income (loss) and comprehensive income (loss)	$(392,933)	83,441

Net income (loss) per share–basic	$(0.81)	0.17
Net income (loss) per share–diluted	$(0.81)	0.17

Weighted average common shares outstanding:
Basic	483,103	476,850
Diluted	483,103	479,272

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	$—	484,042	$4,840	3,480,139	(341,565)	3,143,414
Dividends to stockholders	—	—	—	(149,014)	—	(149,014)
Equity-based compensation	—	—	—	3,338	—	3,338
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	43	—	(26)	—	(26)
Repurchases and retirement of common stock	—	(4,700)	(46)	(15,778)	—	(15,824)
Net loss and comprehensive loss	—	—	—	—	(392,933)	(392,933)
Balance at March 31, 2020	$—	479,385	$4,794	3,318,659	(734,498)	2,588,955

Balance at December 31, 2020	$—	476,639	$4,766	2,877,612	(464,092)	2,418,286
Dividends to stockholders	—	—	—	(147,332)	—	(147,332)
Equity-based compensation	—	—	—	4,012	—	4,012
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	268	3	(1,544)	—	(1,541)
Net income and comprehensive income	—	—	—	—	83,441	83,441
Balance at March 31, 2021	$—	476,907	$4,769	2,732,748	(380,651)	2,356,866

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(392,933)	83,441
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	27,343	26,850
Payment of contingent consideration in excess of acquisition date fair value	(8,076)	—
Accretion of asset retirement obligations	42	119
Impairment	664,544	1,379
Deferred income tax expense (benefit)	(88,328)	28,024
Equity-based compensation	3,338	4,012
Equity in earnings of unconsolidated affiliates	(19,077)	(20,744)
Distributions from unconsolidated affiliates	23,628	31,910
Amortization of customer relationships	17,605	17,668
Amortization of deferred financing costs	1,090	1,388
Settlement of asset retirement obligations	—	(408)
Loss on asset sale	—	3,763
Changes in assets and liabilities:
Accounts receivable–Antero Resources	10,460	(15,051)
Accounts receivable–third party	998	808
Income tax receivable	(56,457)	16,311
Other current assets	517	593
Accounts payable–Antero Resources	(1,470)	(935)
Accounts payable–third party	6,614	4,786
Accrued liabilities	(42,852)	(18,213)
Net cash provided by operating activities	146,986	165,701
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(54,659)	(15,059)
Additions to water handling systems	(13,324)	(13,330)
Investments in unconsolidated affiliates	(11,690)	(757)
Cash received in asset sale	—	1,493
Change in other assets	2,296	—
Net cash used in investing activities	(77,377)	(27,653)
Cash flows provided by (used in) financing activities:
Dividends to stockholders	(148,876)	(147,194)
Dividends to preferred stockholders	(138)	(138)
Repurchases of common stock	(15,824)	—
Payments of deferred financing costs	—	(543)
Borrowings on bank credit facilities, net	211,000	11,000
Payment of contingent acquisition consideration	(116,924)	—
Employee tax withholding for settlement of equity compensation awards	(26)	(1,541)
Other	(56)	(11)
Net cash used in financing activities	(70,844)	(138,427)
Net decrease in cash and cash equivalents	(1,235)	(379)
Cash and cash equivalents, beginning of period	1,235	640
Cash and cash equivalents, end of period	$—	261
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$67,609	58,739
Cash received during the period for income taxes	$—	16,913
Increase in accrued capital expenditures and accounts payable for property and equipment	$3,266	780

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

Antero Midstream Corporation (together with its consolidated subsidiaries, “Antero Midstream,” “AM” or the “Company”) is a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources Corporation (“Antero Resources”) and its production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. The Company’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants and water handling assets. Antero Midstream provides midstream services to Antero Resources under long-term contracts. The Company’s corporate headquarters are located in Denver, Colorado.

(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2020 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2020 consolidated financial statements were included in the Company’s 2020 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and March 31, 2021, and the results of the Company’s operations and cash flows for the three months ended March 31, 2020 and 2021. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss).

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

The accompanying unaudited condensed consolidated financial statements include the accounts of Antero Midstream Corporation and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in the Company’s unaudited condensed consolidated financial statements.

(c)	Immaterial Correction of Prior Period Financial Statements

The Company identified that it incorrectly classified the cash flows related to the contingent acquisition consideration paid in the first quarter of 2020, and the amounts previously reflected in the Company’s net cash provided by operating activities and cash used in financing activities were incorrect. The error had no impact to total net change in cash or to the Company’s condensed consolidated balance sheets or condensed consolidated statements of operations and comprehensive income (loss). The Company

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

corrected the presentation for the three months ended March 31, 2020 in the accompanying condensed consolidated statements of cash flows.

(d)	Recently Adopted Accounting Standard

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions to the general principles in Accounting Standard Codifications Topic 740, Income Taxes (“ASC 740”), and also simplifies portions of ASC 740 by clarifying and amending existing guidance. It is effective for interim and annual reporting periods after December 15, 2020. The Company adopted this ASU on January 1, 2021, and it did not have a material impact on the Company's consolidated financial statements.

(3) Goodwill and Intangibles

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

All customer relationships are subject to amortization and are amortized over a weighted-average period of 21 years, which reflects the remaining economic life of the relationships as of March 31, 2021. The changes in the carrying amount of customer relationships for the three months ended March 31, 2021 were as follows (in thousands):

Customer relationships as of December 31, 2020	$1,427,447
Amortization of customer relationships	(17,668)
Customer relationships as of March 31, 2021	$1,409,779

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2021	$53,004
Year ending December 31, 2022	70,672
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Thereafter	1,074,087
Total	$1,409,779

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three months ended March 31, 2020 and 2021 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and processing services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $2 million and $3 million during the three months ended March 31, 2020 and 2021, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $6 million and $9 million during the three months ended March 31, 2020 and 2021, respectively.  These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on (i) the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable, and (ii) an annual management services fee.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it.  See Note 9—Equity-Based Compensation and Cash Awards.

(5) Revenue

(a)	Revenue from Contracts with Customers

All of the Company’s revenues are currently derived from service contracts with customers and are recognized when the Company satisfies a performance obligation by delivering a service to a customer. The Company derives substantially all of its revenues from Antero Resources. The following sets forth the nature, timing of satisfaction of performance obligations and significant payment terms of the Company’s contracts with Antero Resources.

Gathering and Compression Agreement

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. Antero Resources achieved the first level volumetric target for the three months ended March 31, 2020 and earned a rebate of $12 million from the Company. Antero Resources did not achieve the volumetric target for the three months ended March 31, 2021. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

Under the gathering and compression agreement, the Company receives a low pressure gathering fee, a high pressure gathering fee and a compression fee, in each case subject to annual CPI-based adjustments. In addition, the agreement stipulates that the Company receives a reimbursement for the actual cost of electricity used at its compressor stations.

The Company determined that the gathering and compression agreement is an operating lease because Antero Resources obtains substantially all of the economic benefit of the asset and has the right to direct the use of the asset. The gathering system is an identifiable asset within the gathering and compression agreement, and it consists of underground low pressure pipelines that generally

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

connect and deliver gas from specific well pads to compressor stations to compress the gas before delivery to underground high pressure pipelines that transport the gas to a third-party pipeline or plant. The gathering system is considered a single lease due to the interrelated network of the assets. When a modification to the gathering and compression agreement occurs, the Company reassesses the classification of this lease. The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering system, which are performed on time-elapsed measures. All lease payments under the future minimum volume commitments discussed below are considered to be in-substance fixed lease payments under the gathering and compression agreement.

The Company recognizes revenue when low pressure volumes are delivered to a compressor station, compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline. The Company invoices the customer the month after each service is performed, and payment is due in the same month.

Water Services Agreement

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date. Under the agreement, the Company receives a fixed fee per barrel for fresh water delivered by pipeline directly to the well site. Additionally, the Company receives a fixed fee per barrel for fresh water delivered by truck to high-rate transfer facilities. For flowback and produced water blending services, the Company receives a cost of service fee based on the costs incurred by the Company. All such fees under the agreement are subject to annual CPI-based adjustments and additional fees based on certain costs.

Under the water services agreement, the Company may also contract with third parties to provide water services to Antero Resources. Antero Resources reimburses the Company for third-party out-of-pocket costs plus a 3% markup.

The Company satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad or when flowback and produced water blending services have been completed. The Company invoices the customer the month after water services are performed, and payment is due in the same month. For services contracted through third-party providers, the Company’s performance obligation is satisfied when the service to be performed by the third-party provider has been completed. The Company invoices the customer after the third-party provider billing is received, and payment is due in the same month.

Minimum Volume Commitments

The gathering and compression agreement includes certain minimum volume commitment provisions. If and to the extent Antero Resources requests that the Company construct new high pressure lines and compressor stations, the gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a service fee that allows us to earn a 13% rate of return on such new construction over seven years. The Company recognizes lease income from its minimum volume commitments under its gathering and compression agreement on a straight-line basis and additional operating lease income is earned when excess volumes are delivered under the contract. The Company is not party to any leases that have not commenced.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Minimum revenue amounts under the gathering and compression minimum volume commitments as of March 31, 2021 are as follows (in thousands):

Remainder of year ending December 31, 2021	$170,459
Year ending December 31, 2022	249,029
Year ending December 31, 2023	249,029
Year ending December 31, 2024	249,712
Year ending December 31, 2025	235,940
Thereafter	558,290
Total	$1,712,459

(b)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For more information on reportable segments, see Note 14—Reportable Segments.

	Three Months Ended March 31,
(in thousands)	2020	2021	Reportable segment
Revenue from contracts with customers
Type of service
Gathering—low pressure	$81,148	86,306	Gathering and Processing (1)
Gathering—low pressure rebate	(12,000)	—	Gathering and Processing (1)
Gathering—high pressure	48,913	50,718	Gathering and Processing (1)
Compression	45,068	48,137	Gathering and Processing (1)
Fresh water delivery	65,818	37,358	Water Handling
Other fluid handling	32,366	19,270	Water Handling
Amortization of customer relationships	(9,238)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,367)	(8,397)	Water Handling
Total	$243,708	224,121

Type of contract
Per Unit Fixed Fee	$175,129	185,161	Gathering and Processing (1)
Gathering—low pressure rebate	(12,000)	—	Gathering and Processing (1)
Per Unit Fixed Fee	65,818	37,358	Water Handling
Cost plus 3%	30,945	15,350	Water Handling
Cost of service fee	1,421	3,920	Water Handling
Amortization of customer relationships	(9,238)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,367)	(8,397)	Water Handling
Total	$243,708	224,121
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities. At December 31, 2020 and March 31, 2021, the Company’s receivables with customers were $74 million and $89 million, respectively.

(6) Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

			(Unaudited)
	Estimated	December 31,	March 31,
(in thousands)	useful lives	2020	2021
Land	n/a	$23,582	23,272
Gathering systems and facilities	40-50 years (1)	2,643,927	2,653,975
Permanent buried pipelines and equipment	7-20 years	545,419	551,983
Surface pipelines and equipment	1-7 years	50,916	51,743
Heavy trucks and equipment	3-5 years	5,919	5,919
Above ground storage tanks	5-10 years	2,483	2,483
Construction-in-progress	n/a	139,506	144,909
Total property and equipment		3,411,752	3,434,284
Less accumulated depreciation		(157,708)	(184,558)
Property and equipment, net		$3,254,044	3,249,726
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

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

Additionally, the Company incurred $9 million and $1 million in facility idling costs for the care and maintenance of its wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) during the three months ended March 31, 2020 and 2021, respectively. The Clearwater Facility was fully impaired when it was idled in September 2019.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(7) Long-Term Debt

The Company’s long-term debt as of December 31, 2020 and March 31, 2021 was as follows:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2020	2021
Credit Facility (a)	$613,500	624,500
5.375% senior notes due 2024 (b)	650,000	650,000
7.875% senior notes due 2026 (c)	550,000	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
Total principal	3,113,500	3,124,500
Unamortized debt premiums	4,261	4,045
Unamortized debt issuance costs	(26,135)	(25,117)
Total long-term debt	$3,091,626	3,103,428

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility are currently $2.13 billion. As of December 31, 2020, the Borrower had outstanding borrowings under the Credit Facility of $614 million with a weighted average interest rate of 1.66%. As of March 31, 2021, the Borrower had outstanding borrowings under the Credit Facility of $625 million with a weighted average interest rate of 1.61%. No letters of credit under the Credit Facility were outstanding at either December 31, 2020 or March 31, 2021. The maturity date of the facility is October 26, 2022. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower is assigned an Investment Grade Rating (as defined in the Credit Facility).

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy previously adopted by the board of directors of the general partner of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Company’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2020 and March 31, 2021.

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

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corporation (“Finance Corp,” and together with Antero Midstream Partners, the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes were recorded at their fair value of $652.6 million as of March 12, 2019, and the related premium of $2.6 million will be amortized into interest expense over the life of the 2024 Notes. The 2024 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes is payable on March 15 and September 15 of each

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

year.  Antero Midstream Partners may redeem all or part of the 2024 Notes at any time at redemption prices ranging from 102.688% as of March 31, 2021 to 100.00% on or after September 15, 2022.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2024 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2024 Notes at a price equal to 101% of the principal amount of the 2024 Notes, plus accrued and unpaid interest.

(c)	7.875% Senior Notes Due 2026

On November 10, 2020, the Issuers issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 (the “2026 Notes”) at par. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on May 15 and November 15 of each year. Antero Midstream Partners may redeem all or part of the 2026 Notes at any time on or after May 15, 2023 at redemption prices ranging from 103.938% on or after May 15, 2023 to 100.00% on or after May 15, 2025. In addition, prior to May 15, 2023, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2026 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.875% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. At any time prior to May 15, 2023, Antero Midstream Partners may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2026 Notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(d)	5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.   The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes.  The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 102.875% on or after March 1, 2022 to 100.00% on or after March 1, 2025.  In addition, prior to March 1, 2022, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2027 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.  At any time prior to March 1, 2022, Antero Midstream Partners may also redeem the 2027 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2027 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

(e)	5.75% Senior Notes Due 2028

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) have fully and unconditionally guaranteed the 2024 Notes, 2026 Notes, 2027 Notes and 2028 Notes (collectively the “Senior Notes”). In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

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

During the three months ended March 31, 2020 and 2021, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities as of December 31, 2020 and March 31, 2021 consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2020	2021
Capital expenditures	$11,307	11,469
Operating expenses	10,038	9,338
Interest expense	46,209	29,549
Production taxes	3,368	2,858
Other	4,025	3,384
Total accrued liabilities	$74,947	56,598

(9) Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes (i) costs allocated to Antero Midstream by Antero Resources for grants made prior to March 12, 2019 pursuant to the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) and (ii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan (the “AM LTIP”). Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity. Equity-based compensation expense allocated to the Company from Antero Resources was $1.5 million and $1.1 million for the three months ended March 31, 2020 and 2021. For grants made prior to March 12, 2019, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $4.4 million as of March 31, 2021. A portion of this unamortized cost will be allocated to Antero Midstream as it is amortized over the remaining service period of the related awards. The Company does not reimburse Antero Resources for noncash equity compensation allocated

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

to it for awards issued under the AR LTIP or the Antero Resources Corporation 2020 Long-Term Incentive Plan following March 12, 2019.

AM LTIP

The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board of Directors (the “Board”). As of March 31, 2021, a total of 11,332,985 shares were available for future grant under the AM LTIP. For the three months ended March 31, 2020 and 2021, the Company recognized expense of $1.4 million and $2.3 million, respectively, related to these awards, which does not include expense for the Company’s performance share unit (“PSU”) awards.

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity during the three months ended March 31, 2021 is as follows:

		Weighted
		Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2020	3,314,955	$8.09
Granted	—	—
Vested	(429,593)	7.46
Forfeited	(39,414)	7.27
Total AM LTIP RSUs awarded and unvested—March 31, 2021	2,845,948	$8.20

As of March 31, 2021, unamortized expense of $16.6 million related to the unvested RSUs is expected to be recognized over a weighted average period of approximately 2.3 years and the Company’s proportionate share will be allocated to it as it is recognized.

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

The likelihood of achieving the performance conditions related to return on invested capital for the PSU awards outstanding was probable for the three months ended March 31, 2020 and 2021, and, therefore, the Company recognized expense of $0.1 million and $0.7 million, respectively. As of March 31, 2021, there was $0.7 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 1.1 years.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of March 31, 2021, the Company has recorded $1.1 million in other liabilities in the unaudited condensed consolidated balance sheet related to cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2019	January 31, 2020	February 12, 2020	$148,876	$0.3075
*	February 14, 2020	February 14, 2020	138	*
Q1 2020	April 30, 2020	May 12, 2020	147,519	0.3075
*	May 15, 2020	May 15, 2020	137	*
Q2 2020	July 30, 2020	August 12, 2020	146,664	0.3075
*	August 14, 2020	August 14, 2020	138	*
Q3 2020	October 29, 2020	November 12, 2020	146,581	0.3075
*	November 16, 2020	November 16, 2020	137	*
	Total 2020		$590,190

Q4 2020	February 3, 2021	February 11, 2021	$147,194	$0.3075
*	February 16, 2021	February 16, 2021	138	*
	Total 2021		$147,332
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Earnings Per Common Share.

On April 14, 2021, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.225 per share for the quarter ended March 31, 2021. The dividend will be payable on May 12, 2021 to stockholders of record as of April 28, 2021. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream to be paid on May 17, 2021 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Earnings Per Common Share. As of March 31, 2021, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

(11) Equity and Earnings Per Common Share

(a)	Preferred Stock

The Board authorized 100,000,000 shares of preferred stock on March 12, 2019, and issued 10,000 shares of preferred stock designated as "5.5% Series A Non-Voting Perpetual Preferred Stock" (the "Series A Preferred Stock"), to The Antero Foundation on that date. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable in cash on the 45th day following the end of each fiscal quarter, or such other dates as the Board will approve, at a rate of 5.5% per annum on (i) the liquidation preference per share of Series A Preferred Stock (as described below) and (ii) the amount of accrued and unpaid dividends for any prior dividend period on such share of Series A Preferred Stock, if any. At any time following the date of issue, in the event of a change of control, or at any time on or after March 12, 2029, the Company may redeem the Series A Preferred Stock at a price equal to $1,000 per share, plus any accrued and unpaid dividends, payable in cash; provided that if any shares of the Series A Preferred Stock are held by The Antero Foundation at the time of such redemption, the price for redemption of each share of Series A Preferred Stock will be the greater of (i) $1,000 per share, plus any accrued but unpaid dividends, and (ii) the fair market value of the Series A Preferred Stock. On or after March 12, 2029, the holder of each share of Series A Preferred Stock (other than The Antero Foundation) may convert such shares, at any time and from time to time, at the option of the holder into a number of shares of AM common stock equal to the conversion ratio in effect on the applicable conversion date, subject to certain limitations. The Series A Preferred Stock ranks senior to the AM common stock as to dividend rights, as well as with respect to rights upon liquidation, winding-up or

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

dissolution of the Company. Holders of the Series A Preferred Stock do not have any voting rights in the Company, except as required by law, or any preemptive rights.

(b)	Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2021
Basic weighted average number of shares outstanding	483,103	476,850
Add: Dilutive effect of RSUs	—	1,037
Add: Dilutive effect of PSUs	—	278
Add: Dilutive effect of Series A Preferred Stock	—	1,107
Diluted weighted average number of shares outstanding	483,103	479,272

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
RSUs	2,005	397
Series A Preferred Shares	4,762	—
(1)

The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common shares—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(c)	Earnings Per Common Share

Earnings per common share—basic for each period is computed by dividing net income (loss) attributable to the Company by the basic weighted average number of shares of AM common stock outstanding during the period. Earnings per common share—assuming dilution for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2020	2021
Net income (loss)	$(392,933)	83,441
Less preferred stock dividends	(138)	(138)
Net income (loss) available to common shareholders	$(393,071)	83,303

Net income (loss) per share–basic	$(0.81)	0.17
Net income (loss) per share–diluted	$(0.81)	0.17

Weighted average common shares outstanding–basic	483,103	476,850
Weighted average common shares outstanding–diluted	483,103	479,272

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Fair Value Measurement

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

Senior Unsecured Notes

As of December 31, 2020 and March 31, 2021, the fair value and carrying value of the Company’s Senior Notes were as follows:

			(Unaudited)
	December 31, 2020		March 31, 2021
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2024 Notes	$633,750	646,391	656,435	646,606
2026 Notes	569,250	543,267	591,525	543,511
2027 Notes	637,000	645,390	650,130	645,530
2028 Notes	624,000	643,078	647,725	643,281
Total	$2,464,000	2,478,126	2,545,815	2,478,928
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.

Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable at December 31, 2020 and March 31, 2021 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility at December 31, 2020 and March 31, 2021 approximated fair value because the variable interest rates are reflective of current market conditions.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(13) Investments in Unconsolidated Affiliates

The Company has a 15% equity interest in a gathering system of Stonewall Gas Gathering LLC (“Stonewall”), which operates a 67-mile pipeline on which Antero Resources is an anchor shipper.

The Company has a 50% equity interest in the joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP (the “Joint Venture”). The Joint Venture was formed to develop processing and fractionation assets in Appalachia. MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia and a one-third interest in two MarkWest fractionators in Ohio.

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
		MarkWest	in Unconsolidated
(in thousands)	Stonewall	Joint Venture	Affiliates
Balance at December 31, 2020	$137,632	584,846	722,478
Additional investments	—	757	757
Equity in earnings of unconsolidated affiliates	1,443	19,301	20,744
Distributions from unconsolidated affiliates	(4,815)	(27,095)	(31,910)
Balance at March 31, 2021	$134,260	577,809	712,069

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(14) Reportable Segments

The Company’s operations, which are located in the United States, are organized into two reportable segments: (i) gathering and processing and (ii) water handling.

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in West Virginia and Ohio. The gathering and processing segment also includes equity in earnings from the Company’s investments in the Joint Venture and Stonewall.

Water Handling

The Company’s water handling segment includes two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs and several regional waterways. The water handling segment also includes the Clearwater Facility that was placed in service in 2018 and idled in September 2019, as well as other fluid handling services, which includes high rate transfer, wastewater transportation, disposal and blending. See Note 6—Property and Equipment.

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

The summarized operating results and assets of the Company’s reportable segments were as follows for the three months ended March 31, 2020 and 2021:

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$163,129	98,184	—	261,313
Amortization of customer relationships	(9,238)	(8,367)	—	(17,605)
Total revenues	153,891	89,817	—	243,708

Operating expenses:
Direct operating	13,391	35,337	—	48,728
General and administrative (excluding equity-based compensation)	5,044	2,905	2,250	10,199
Equity-based compensation	2,533	555	250	3,338
Facility idling	—	8,678	—	8,678
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	—	89,083	—	89,083
Depreciation	13,050	14,293	—	27,343
Accretion of asset retirement obligations	—	42	—	42
Total operating expenses	609,479	150,893	2,500	762,872
Operating loss	$(455,588)	(61,076)	(2,500)	(519,164)

Equity in earnings of unconsolidated affiliates	$19,077	—	—	19,077
Total assets	$4,347,932	1,184,095	249,332	5,781,359
Additions to property and equipment	$54,659	13,324	—	67,983

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$185,161	56,603	—	241,764
Revenue–third-party	—	25	—	25
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	175,890	48,231	—	224,121

Operating expenses:
Direct operating	17,236	22,078	—	39,314
General and administrative (excluding equity-based compensation)	5,924	6,620	1,374	13,918
Equity-based compensation	2,725	1,060	227	4,012
Facility idling	—	1,179	—	1,179
Impairment of property and equipment	1,218	161	—	1,379
Depreciation	14,713	12,137	—	26,850
Accretion of asset retirement obligations	—	119	—	119
Loss on asset sale	3,763	—	—	3,763
Total operating expenses	45,579	43,354	1,601	90,534
Operating income	$130,311	4,877	(1,601)	133,587

Equity in earnings of unconsolidated affiliates	$20,744	—	—	20,744
Total assets	$4,347,966	1,122,312	76,482	5,546,760
Additions to property and equipment, net	$15,059	13,330	—	28,389

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, please see “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. In this section, references to “Antero Midstream,” “AM,” the “Company,” “we,” “us,” and “our” refer to Antero Midstream Corporation and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to primarily service Antero Resources’ production and completion activity. We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Appalachian Basin. Our assets consist of gathering pipelines, compressor stations, and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Appalachian Basin in West Virginia and Ohio. Our assets also include two independent fresh water delivery systems that deliver fresh water from the Ohio River and several regional waterways. These fresh water delivery systems consist of permanent buried pipelines, surface pipelines and fresh water storage facilitates, as well as pumping stations and impoundments to transport the fresh water throughout the pipelines. These services are provided by us directly or through third-parties with which we contract. Our assets also include other flowback and produced water treatment facilities that we use to provide water treatment services to Antero Resources.

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which have caused reduced activity in the global economy and the demand for oil, and to a lesser extent, natural gas and NGLs. The COVID-19 pandemic, commodity market volatility and resulting financial market instability are variables beyond our control and may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under our Credit Facility (defined below) and our ability to access the capital markets.

As a midstream energy company, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. We have continued to operate as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations and corporate offices, and these protocols have not reduced Antero Resources’ production and our throughput in a significant manner. A substantial portion of our non-field level employees continue to operate in remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.

Neither our nor Antero Resources’ supply chain has experienced any significant interruptions. Prior to the COVID-19 pandemic, Antero Resources had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for its condensate volumes, and as a result of the pandemic, Antero Resources has expanded its customer base and its condensate storage capacity within the Appalachian Basin. However, if Antero Resources or out other customers were to experience any production curtailments or shut-ins it would reduce throughput for our gathering and processing systems. In addition, if our customers were to delay or discontinue drilling or completion activities, it would reduce the volumes of water that we handle and therefore revenues for our water distribution and handling business.

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

For the three months ended March 31, 2021, Antero Resources delivered low pressure gathering volumes of 2,853 MMcf/d, and as a result, no quarterly fee reduction was earned during the period.

Results of Operations

We have two operating segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P, a wholly owned subsidiary of MPLX, LP (the “Joint Venture”) and Stonewall Gas Gathering LLC. The water handling segment includes (i) two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs and several regional waterways, (ii) the wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) that was idled in September 2019 and (iii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2021

The operating results of our reportable segments were as follows for the three months ended March 31, 2020 and 2021 (in thousands):

	Three Months Ended March 31, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$175,129	98,184	—	273,313
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,238)	(8,367)	—	(17,605)
Total revenues	153,891	89,817	—	243,708

Operating expenses:
Direct operating	13,391	35,337	—	48,728
General and administrative (excluding equity-based compensation)	5,044	2,905	2,250	10,199
Equity-based compensation	2,533	555	250	3,338
Facility idling	—	8,678	—	8,678
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	—	89,083	—	89,083
Depreciation	13,050	14,293	—	27,343
Accretion of asset retirement obligations	—	42	—	42
Total operating expenses	609,479	150,893	2,500	762,872
Operating loss	(455,588)	(61,076)	(2,500)	(519,164)
Other income (expenses):
Interest expense, net	—	—	(37,631)	(37,631)
Equity in earnings of unconsolidated affiliates	19,077	—	—	19,077
Loss before taxes	(436,511)	(61,076)	(40,131)	(537,718)
Provision for income tax benefit	—	—	144,785	144,785
Net income (loss) and comprehensive income (loss)	$(436,511)	(61,076)	104,654	(392,933)

Adjusted EBITDA(2)				$217,336
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Three Months Ended March 31, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$185,161	56,603	—	241,764
Revenue–third-party	—	25	—	25
Gathering—low pressure rebate	—	—	—	—
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	175,890	48,231	—	224,121

Operating expenses:
Direct operating	17,236	22,078	—	39,314
General and administrative (excluding equity-based compensation)	5,924	6,620	1,374	13,918
Equity-based compensation	2,725	1,060	227	4,012
Facility idling	—	1,179	—	1,179
Impairment of property and equipment	1,218	161	—	1,379
Depreciation	14,713	12,137	—	26,850
Accretion of asset retirement obligations	—	119	—	119
Loss on asset sale	3,763	—	—	3,763
Total operating expenses	45,579	43,354	1,601	90,534
Operating income (loss)	130,311	4,877	(1,601)	133,587
Other income (expenses):
Interest expense, net	—	—	(42,866)	(42,866)
Equity in earnings of unconsolidated affiliates	20,744	—	—	20,744
Income (loss) before taxes	151,055	4,877	(44,467)	111,465
Provision for income tax expense	—	—	(28,024)	(28,024)
Net income and comprehensive income	$151,055	4,877	(72,491)	83,441

Adjusted EBITDA(2)				$219,288
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The following table sets forth the operating data for Antero Midstream and its subsidiaries for the three months ended March 31, 2020 and 2021.

	Three Months Ended		Amount of
	March 31,		Increase	Percentage
	2020	2021	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	247,223	256,802	9,579	4%
Gathering—high pressure (MMcf)	245,446	253,091	7,645	3%
Compression (MMcf)	228,967	243,562	14,595	6%
Fresh water delivery (MBbl)	16,620	9,400	(7,220)	(43)%
Other fluid handling (MBbl)	5,600	3,951	(1,649)	(29)%
Wells serviced by fresh water delivery	43	24	(19)	(44)%
Gathering—low pressure (MMcf/d)	2,717	2,853	136	5%
Gathering—high pressure (MMcf/d)	2,697	2,812	115	4%
Compression (MMcf/d)	2,516	2,706	190	8%
Fresh water delivery (MBbl/d)	183	104	(79)	(43)%
Other fluid handling (MBbl/d)	61	44	(17)	(28)%
Average realized fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.34	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average compression fee ($/Mcf)	$0.20	0.20	—	*
Average fresh water delivery fee ($/Bbl)	$3.96	3.97	0.01	—%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	120,514	128,538	8,024	7%
Fractionation—Joint Venture (MBbl)	2,984	3,431	447	15%
Processing—Joint Venture (MMcf/d)	1,324	1,428	104	8%
Fractionation—Joint Venture (MBbl/d)	33	38	5	15%
*	Not meaningful or applicable.

Revenues. Total revenues decreased by 8%, from $244 million, including amortization of customer relationships of $18 million, for the three months ended March 31, 2020, to $224 million, including amortization of customer relationships of $18 million, for the three months ended March 31, 2021. Gathering and processing revenues increased by 14%, from $154 million for the three months ended March 31, 2020 to $176 million for the three months ended March 31, 2021. Water handling revenues decreased by 46%, from $90 million for the three months ended March 31, 2020 to $48 million for the three months ended March 31, 2021. These fluctuations primarily resulted from the following:

Gathering and Processing

●	low pressure gathering revenue increased $17 million period over period due to $12 million in lower rebates to Antero Resources during the three months ended March 31, 2021, and increased throughput volumes of 10 Bcf, or 136 MMcf/d. Low pressure gathering volumes increased due to 97 additional wells connected to our system since March 31, 2020;
●	high pressure gathering revenue increased $2 million period over period due to increased throughput volumes of 8 Bcf, or 115 MMcf/d, due to additional wells connected to our system; and
●	compression revenue increased $3 million period over period due to increased throughput volumes of 15 Bcf, or 190 MMcf/d, primarily due to additional wells connected to our system and one compressor station that came online since March 31, 2020.

Water Handling

●	fresh water delivery revenue decreased $29 million period over period due to decreased fresh water delivery volumes of 7,220 MBbl, or 79 MBbl/d, as a result of a decrease in the number of wells completed; and
●	other fluid handling services revenue decreased $13 million primarily due to a $16 million decrease in services that are billed at cost plus 3% as a result of operational efficiencies associated with our flowback and produced water blending services and cost reductions, partially offset by a $3 million increase in water blending services.

Direct operating expenses. Total direct operating expenses decreased by 19%, from $49 million for the three months ended March 31, 2020 to $39 million for the three months ended March 31, 2021. Gathering and processing direct operating expenses increased 29% from $13 million for the three months ended March 31, 2020 to $17 million for the three months ended March 31, 2021 primarily due to the cost associated with the one compressor station that came online between periods as well as higher throughput volumes between periods. Water handling direct operating expenses decreased by 38%, from $35 million for the three months ended March 31, 2020 to $22 million for the three months ended March 31, 2021. The decrease was primarily due to operational efficiencies associated with flowback and produced wastewater services.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased $4 million, from $10 million for the three months ended March 31, 2020 to $14 million for three months ended March 31, 2021 primarily due to (i) higher salary and wage expense, which includes our annual incentive program that was significantly reduced during 2020 and (ii) legal costs associated with the Clearwater Facility, partially offset by cost reduction efforts between periods.

Equity-based compensation expenses. Equity-based compensation expenses increased $1 million, from $3 million for the three months ended March 31, 2020 to $4 million for the three months ended March 31, 2021 primarily due to the performance share units based on return on invested capital having a higher likelihood of achieving above target performance as of March 31, 2021.

Facility idling expenses. Facility idling expenses decreased 86%, from $9 million for the three months ended March 31, 2020 to $1 million for the three months ended March 31, 2021 primarily due to reduced Clearwater Facility decommissioning costs between periods.

Impairment of goodwill expense. Impairment of goodwill expense of $575 million for the three months ended March 31, 2020 reflects an impairment of the goodwill that was associated with our gathering system due to declines in commodity prices and the industry environment.

Impairment of property and equipment expense. Impairment of property and equipment expense of $89 million for the three months ended March 31, 2020 was primarily for the impairment of fresh water delivery assets in the Utica Shale region. Impairment of property and equipment expense of $1 million for the three months ended March 31, 2021 was due to a lower of cost of market adjustment for pipe inventory.

Depreciation expense. Total depreciation expense remained consistent at $27 million for the three months ended March 31, 2020 and 2021.

Loss on asset sale. Loss on asset sale of $4 million for the three months ended March 31, 2021 relates to the sale of excess pipe inventory during the period.

Interest expense. Interest expense increased by 14%, from $38 million for the three months ended March 31, 2020 to $43 million for the three months ended March 31, 2021 primarily due to the issuance of $550 million of 7.875% senior unsecured notes on November 10, 2020, partially offset by lower borrowings under the Credit Facility during the three months ended March 31, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 9%, from $19 million for the three months ended March 31, 2020 to $21 million for the three months ended March 31, 2021 primarily attributable to an increase in the level of volume throughput at the Joint Venture between periods.

Income tax benefit (expense). Income tax benefit for the three months ended March 31, 2020 was $145 million primarily due to the loss before taxes for the period coupled with an $11 million rate benefit related to the carryback of net operating losses to prior tax years. Income tax expense for the three months ended March 31, 2021 was $28 million primarily due to income before taxes for the period which reflects an effective tax rate of 25.1%.

Net income (loss). Net loss was $393 million for the three months ended March 31, 2020 primarily due to a $575 million impairment of goodwill for our gathering system and an $89 million impairment of our freshwater delivery assets. Net income was $83 million for the three months ended March 31, 2021 primarily due to higher gathering and processing revenues and lower direct operating and facility idling expenses between periods, offset by lower water handling revenues and higher interest expense and income tax expense for the period.

Adjusted EBITDA. Adjusted EBITDA increased by 1%, from $217 million for the three months ended March 31, 2020 to $219 million for the three months ended March 31, 2021. The increase was primarily due to increased gathering and compression throughput and decreased direct operating expenses and facility idling costs between periods, partially offset by lower fresh water throughput between periods. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flow, cash on our balance sheet and available borrowings under the Credit Facility and capital market transactions. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash dividends and share repurchases under our share repurchases program for at least the next 12 months.

Our Board of Directors (the “Board”) declared a cash dividend on the shares of AM common stock of $0.225 per share for the quarter ended March 31, 2021. The dividend will be payable on May 12, 2021 to stockholders of record as of April 28, 2021. Our Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock, which will be paid on May 17, 2021 in accordance with their terms, which are discussed in Note 11—Equity and Earnings Per Common Share. As of March 31, 2021, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2021:

	Three Months Ended March 31,
(in thousands)	2020	2021
Net cash provided by operating activities	$146,986	165,701
Net cash used in investing activities	(77,377)	(27,653)
Net cash used in financing activities	(70,844)	(138,427)
Net decrease in cash and cash equivalents	$(1,235)	(379)

Operating Activities. Net cash provided by operating activities was $147 million and $166 million for the three months ended March 31, 2020 and 2021, respectively. The increase in cash flows provided by operations for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily the result of higher gathering and processing revenues, lower direct operating and facility idling expenses and a $17 million income tax refund together with reduced cash used for working capital, partially offset by lower fresh water throughput and higher interest expense between periods.

Investing Activities. Net cash flows used in investing activities was $77 million and $28 million for the three months ended March 31, 2020 and 2021, respectively. The decrease in cash flows used in investing activities was primarily due to (i) a $40 million decrease in additions to our gathering system and (ii) an $11 million decrease in investments made in unconsolidated affiliates between periods.

Financing Activities. Net cash used in financing activities was $71 million and $138 million for the three months ended March 31, 2020 and 2021, respectively. The increase in cash flows used in financing activities was primarily due to $200 million decrease in net borrowings on the Credit Facility between periods and no payments for contingent acquisition consideration or repurchases of common stock during the three months ended March 31, 2021. During the three months ended March 31, 2020, we used $125 million for payment to Antero Resources for contingent acquisition consideration (net of $8 million reflected in the cash flows provided by operating operations related to the accretion of fair value) and $16 million for repurchases of common stock.

2021 Capital Investment

The Board approved a 2021 capital budget with a range of $240 million to $260 million, which includes approximately $65 million of additional growth capital supporting the increased gross volumes expected from Antero Resources’ announced drilling partnership. These volumes are in addition to its previously disclosed maintenance capital program for 2021. Our capital budgets may be adjusted as business conditions warrant, and we plan to expand our existing Appalachian Basin gathering, compression and water handling infrastructure to accommodate Antero Resources’ announced development plans.

Antero Resources announced its 2021 consolidated drilling and completion budget of $590 million, which includes plans to operate three drilling rigs and complete between 65 and 70 horizontal wells on a gross basis, substantially all of which are located on acreage dedicated to us. Antero also announced that as a result of the drilling partnership, the Company will increase its drilled wells from a range of 65 to 70 wells to 80 to 85 wells in 2021 on a gross basis. A further or extended decline in commodity prices could cause some of Antero Resources’ or third parties’ development and production projects to be uneconomic or less profitable, which could reduce gathering and water handling volumes in our current and future potential areas of operation. Those reductions in gathering and water handling volumes could reduce our revenue and cash flows and adversely affect our ability to return capital to holders of our common stock.

For the three months ended March 31, 2021, our capital expenditures were approximately $30 million, including $1 million of capital investment in the Joint Venture.

Debt Agreements

Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), as borrower (the “Borrower”), entered into a senior secured revolving credit facility (as amended, the “Credit Facility”) with a consortium of banks on October 26, 2017. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower elects to enter into an Investment Grade Period (as defined in the Credit Facility). The Credit Facility provides for borrowing under either the Eurodollar Rate or the Base Rate (as each term is defined in the Credit Facility).

The Credit Facility matures on October 26, 2022. As of March 31, 2021, we had $625 million of borrowings and no letters of credit outstanding under the Credit Facility. Lender commitments under the Credit Facility are currently $2.13 billion.

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

We were in compliance with the applicable covenants and ratios as of March 31, 2021.

Senior Notes

Please refer to Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K for information on our Senior Notes.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. In our presentation of Adjusted EBITDA for the three months ended March 31, 2020 and 2021 net income (loss) and the corresponding adjustments reflect our actual results of operations.

We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss on asset sale and including cash distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended March 31,
(in thousands)	2020	2021
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(392,933)	83,441
Interest expense, net	37,631	42,866
Income tax expense (benefit)	(144,785)	28,024
Amortization of customer relationships	17,605	17,668
Depreciation expense	27,343	26,850
Impairment	664,544	1,379
Accretion of asset retirement obligations	42	119
Equity-based compensation	3,338	4,012
Equity in earnings of unconsolidated affiliates	(19,077)	(20,744)
Distributions from unconsolidated affiliates	23,628	31,910
Loss on asset sale	—	3,763
Adjusted EBITDA	$217,336	219,288

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in the 2020 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

New Accounting Pronouncements

Please refer to Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for information on new accounting pronouncements.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At March 31, 2021, we had $625 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $1.6 million increase in interest expense for the three months ended March 31, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2020 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
January 1, 2021 – January 31, 2021	189,776	$8.12	—	$149,767,409
February 1, 2021 – February 28, 2021	—	—	—	N/A
March 1, 2021 – March 31, 2021	—	—	—	N/A
Total	189,776	$8.12	—	$149,767,409
(1)	The total number of shares reflects shares transferred to us to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended March 31, 2021, we made no repurchases under this program.

Item 5. Other Information.

As previously disclosed on the Form 8-K filed by the Company with the Securities and Exchange Commission on April 9, 2021 (File No. 001-38075), Brendan E. Krueger, currently Vice President of Finance and Treasurer of Antero Resources and the Company, will be named Chief Financial Officer of the Company and will continue to serve as Treasurer and Vice President of Antero Resources and the Company, effective as of April 30, 2021.  In connection with Mr. Krueger’s appointment as Chief Financial Officer of the Company, on April 26, 2021, the Compensation Committee of the Company approved a total annualized base salary for services provided to both the Company and Antero Resources of $310,000, effective April 30, 2021.

Item 6. Exhibits

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

22.1		List of Guarantor and Issuer Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 17, 2021).
31.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended March 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Michael N. Kennedy
MICHAEL N. KENNEDY
Chief Financial Officer

Date:	April 28, 2021