Form 10-Q
period 2021-06-30
Antero Midstream Corp
filed 2021-07-28
CIK 1623925

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The registrant had 477,459,735 shares of common stock outstanding as of July 23, 2021.

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

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events (including the COVID-19 pandemic), cybersecurity risks and the other risks described or referenced under the heading “1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	June 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$640	678
Accounts receivable–Antero Resources	73,722	89,996
Accounts receivable–third party	839	466
Income tax receivable	17,251	940
Other current assets	1,479	358
Total current assets	93,931	92,438

Property and equipment, net	3,254,044	3,293,791
Investments in unconsolidated affiliates	722,478	707,518
Deferred tax asset	103,402	46,893
Customer relationships	1,427,447	1,392,111
Other assets, net	9,610	7,991
Total assets	$5,610,912	5,540,742

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$3,862	4,238
Accounts payable–third party	9,495	24,785
Accrued liabilities	74,947	83,620
Other current liabilities	5,701	5,194
Total current liabilities	94,005	117,837
Long-term liabilities:
Long-term debt	3,091,626	3,087,734
Other	6,995	6,735
Total liabilities	3,192,626	3,212,306

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized as of both December 31, 2020 and June 30, 2021
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of both December 31, 2020 and June 30, 2021	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 476,639 and 477,358 issued and outstanding as of December 31, 2020 and June 30, 2021, respectively	4,766	4,774
Additional paid-in capital	2,877,612	2,624,090
Accumulated deficit	(464,092)	(300,428)
Total stockholders' equity	2,418,286	2,328,436
Total liabilities and stockholders' equity	$5,610,912	5,540,742

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income

(Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2020	2021
Revenue:
Gathering and compression–Antero Resources	$173,991	192,667
Water handling–Antero Resources	63,351	57,718
Water handling–third party	—	70
Amortization of customer relationships	(17,606)	(17,668)
Total revenue	219,736	232,787
Operating expenses:
Direct operating	42,067	39,555
General and administrative (including $2,697 and $3,059 of equity-based compensation in 2020 and 2021, respectively)	12,422	14,251
Facility idling	2,475	984
Depreciation	27,745	26,619
Accretion of asset retirement obligations	61	114
Loss (gain) on asset sale	240	(135)
Total operating expenses	85,010	81,388
Operating income	134,726	151,399
Other income (expense):
Interest expense, net	(35,311)	(43,505)
Equity in earnings of unconsolidated affiliates	20,947	21,515
Loss on early extinguishment of debt	—	(20,701)
Total other expense	(14,364)	(42,691)
Income before income taxes	120,362	108,708
Provision for income tax expense	(31,921)	(28,485)
Net income and comprehensive income	$88,441	80,223

Net income per share–basic	$0.19	0.17
Net income per share–diluted	$0.18	0.17

Weighted average common shares outstanding:
Basic	476,836	477,290
Diluted	478,837	479,530

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2020	2021
Revenue:
Gathering and compression–Antero Resources	$337,120	377,828
Water handling–Antero Resources	161,535	114,321
Water handling–third party	—	95
Amortization of customer relationships	(35,211)	(35,336)
Total revenue	463,444	456,908
Operating expenses:
Direct operating	90,795	78,869
General and administrative (including $6,035 and $7,071 of equity-based compensation in 2020 and 2021, respectively)	25,959	32,181
Facility idling	11,153	2,163
Impairment of goodwill	575,461	—
Impairment of property and equipment	89,083	1,379
Depreciation	55,088	53,469
Accretion of asset retirement obligations	103	233
Loss on asset sale	240	3,628
Total operating expenses	847,882	171,922
Operating income (loss)	(384,438)	284,986
Other income (expense):
Interest expense, net	(72,942)	(86,371)
Equity in earnings of unconsolidated affiliates	40,024	42,259
Loss on early extinguishment of debt	—	(20,701)
Total other expense	(32,918)	(64,813)
Income (loss) before income taxes	(417,356)	220,173
Provision for income tax benefit (expense)	112,864	(56,509)
Net income (loss) and comprehensive income (loss)	$(304,492)	163,664

Net income (loss) per share–basic	$(0.63)	0.34
Net income (loss) per share–diluted	$(0.63)	0.34

Weighted average common shares outstanding:
Basic	479,969	477,071
Diluted	479,969	479,382

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	$—	484,042	$4,840	3,480,139	(341,565)	3,143,414
Dividends to stockholders	—	—	—	(149,014)	—	(149,014)
Equity-based compensation	—	—	—	3,338	—	3,338
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	43	—	(26)	—	(26)
Repurchases and retirement of common stock	—	(4,700)	(46)	(15,778)	—	(15,824)
Net loss and comprehensive loss	—	—	—	—	(392,933)	(392,933)
Balance at March 31, 2020	—	479,385	4,794	3,318,659	(734,498)	2,588,955
Dividends to stockholders	—	—	—	(147,656)	—	(147,656)
Equity-based compensation	—	—	—	2,697	—	2,697
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	311	4	(370)	—	(366)
Repurchases and retirement of common stock	—	(3,210)	(33)	(8,856)	—	(8,889)
Net income and comprehensive income	—	—	—	—	88,441	88,441
Balance at June 30, 2020	$—	476,486	$4,765	3,164,474	(646,057)	2,523,182

Balance at December 31, 2020	$—	476,639	$4,766	2,877,612	(464,092)	2,418,286
Dividends to stockholders	—	—	—	(147,332)	—	(147,332)
Equity-based compensation	—	—	—	4,012	—	4,012
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	268	3	(1,544)	—	(1,541)
Net income and comprehensive income	—	—	—	—	83,441	83,441
Balance at March 31, 2021	—	476,907	4,769	2,732,748	(380,651)	2,356,866
Dividends to stockholders	—	—	—	(108,936)	—	(108,936)
Equity-based compensation	—	—	—	3,059	—	3,059
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	451	5	(2,781)	—	(2,776)
Net income and comprehensive income	—	—	—	—	80,223	80,223
Balance at June 30, 2021	$—	477,358	$4,774	2,624,090	(300,428)	2,328,436

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(304,492)	163,664
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	55,088	53,469
Payment of contingent consideration in excess of acquisition date fair value	(8,076)	—
Accretion of asset retirement obligations	103	233
Impairment	664,544	1,379
Deferred income tax expense (benefit)	(56,408)	56,509
Equity-based compensation	6,035	7,071
Equity in earnings of unconsolidated affiliates	(40,024)	(42,259)
Distributions from unconsolidated affiliates	41,828	58,185
Amortization of customer relationships	35,211	35,336
Amortization of deferred financing costs	2,190	2,733
Loss on early extinguishment of debt	—	20,701
Settlement of asset retirement obligations	(601)	(602)
Loss on asset sale	240	3,628
Changes in assets and liabilities:
Accounts receivable–Antero Resources	24,941	(16,274)
Accounts receivable–third party	1,089	777
Income tax receivable	(17,547)	16,311
Other current assets	930	1,070
Accounts payable–Antero Resources	(432)	376
Accounts payable–third party	5,495	5,365
Accrued liabilities	(21,701)	(7,297)
Net cash provided by operating activities	388,413	360,375
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(103,937)	(51,658)
Additions to water handling systems	(19,477)	(22,707)
Investments in unconsolidated affiliates	(21,988)	(966)
Cash received in asset sale	123	1,627
Change in other assets	1,938	—
Net cash used in investing activities	(143,341)	(73,704)
Cash flows provided by (used in) financing activities:
Dividends to stockholders	(296,395)	(255,993)
Dividends to preferred stockholders	(275)	(275)
Repurchases of common stock	(24,713)	—
Issuance of senior notes	—	750,000
Redemption of senior notes	—	(667,472)
Payments of deferred financing costs	—	(8,755)
Borrowings (repayments) on bank credit facilities, net	195,500	(99,800)
Payment of contingent acquisition consideration	(116,924)	—
Employee tax withholding for settlement of equity compensation awards	(392)	(4,317)
Other	(111)	(21)
Net cash used in financing activities	(243,310)	(286,633)
Net increase in cash and cash equivalents	1,762	38
Cash and cash equivalents, beginning of period	1,235	640
Cash and cash equivalents, end of period	$2,997	678
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$74,665	91,608
Cash received during the period for income taxes	$38,910	16,913
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(3,461)	25,490

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

Antero Midstream Corporation (together with its consolidated subsidiaries, “Antero Midstream,” “AM” or the “Company”) is a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources Corporation (“Antero Resources”) and its production and completion activity in the Appalachian Basin’s Marcellus Shale and Utica Shale located in West Virginia and Ohio. The Company’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants and water handling assets. Antero Midstream provides midstream services to Antero Resources under long-term contracts. The Company’s corporate headquarters is located in Denver, Colorado.

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and June 30, 2021, the results of the Company’s operations for the three and six months ended June 30, 2020 and 2021, and cash flows for the six months ended June 30, 2020 and 2021. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss).

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

(c)	Immaterial Correction of Prior Period Financial Statements

The Company identified that it incorrectly classified the cash flows related to the contingent acquisition consideration paid in the first quarter of 2020, and the amounts previously reflected in the Company’s net cash provided by operating activities and cash used in financing activities were incorrect. The error had no impact to total net change in cash or to the Company’s condensed

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

consolidated balance sheets or condensed consolidated statements of operations and comprehensive income (loss). The Company corrected the presentation for the six months ended June 30, 2020 in the accompanying condensed consolidated statements of cash flows.

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

(3) Goodwill and Intangibles

During the first quarter of 2020, the Company performed an interim impairment analysis of its goodwill due to changes in Antero Resources’ drilling plans as a result of the decline in commodity prices. As a result of this evaluation, the Company impaired all remaining goodwill of $575 million associated with its gathering and processing segment in the first quarter of 2020. Significant assumptions used to estimate the reporting units’ fair value included the discount rate as well as estimates of future cash flows, which were impacted primarily by commodity prices and producer customers’ development plans (which impact volumes and capital requirements).

All customer relationships are subject to amortization and are amortized over a weighted average period of 21 years, which reflects the remaining economic life of the relationships as of June 30, 2021. The changes in the carrying amount of customer relationships for the six months ended June 30, 2021 were as follows (in thousands):

Customer relationships as of December 31, 2020	$1,427,447
Amortization of customer relationships	(35,336)
Customer relationships as of June 30, 2021	$1,392,111

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2021	$35,336
Year ending December 31, 2022	70,672
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Thereafter	1,074,087
Total	$1,392,111

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and six months ended June 30, 2020 and 2021 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and processing services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $1 million and $2 million during the three months ended June 30, 2020 and 2021, respectively, and $3 million and $5 million during the six months ended June 30, 2020 and 2021, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $6 million and $7 million during the three months ended June 30, 2020 and 2021, respectively, and $13 million and $16 million during the six months ended June 30, 2020 and 2021, respectively.  These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on (i) the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable, and (ii) an annual management services fee.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it.  See Note 9—Equity-Based Compensation and Cash Awards.

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

Gathering and Compression Agreement

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. For the three and six months ended June 30, 2020, Antero Resources earned rebates of $12 million and $24 million, respectively, from the Company by achieving the first level volumetric target during the first and second quarters of 2020. Antero Resources did not earn any rebates from the Company for the three and six months ended June 30, 2021 since Antero Resources did not achieve any volumetric targets during the first or second quarters of 2021. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Minimum revenue amounts under the gathering and compression minimum volume commitments as of June 30, 2021 are as follows (in thousands):

Remainder of year ending December 31, 2021	$94,838
Year ending December 31, 2022	249,029
Year ending December 31, 2023	249,029
Year ending December 31, 2024	249,712
Year ending December 31, 2025	235,940
Thereafter	558,290
Total	$1,636,838

(b)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For more information on reportable segments, see Note 14—Reportable Segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2021	2020	2021	Reportable Segment
Revenue from contracts with customers
Type of service
Gathering—low pressure	$85,791	91,761	166,939	178,067	Gathering and Processing (1)
Gathering—low pressure rebate	(12,000)	—	(24,000)	—	Gathering and Processing (1)
Gathering—high pressure	51,577	51,535	100,490	102,253	Gathering and Processing (1)
Compression	48,623	49,371	93,691	97,508	Gathering and Processing (1)
Fresh water delivery	36,900	37,751	102,718	75,109	Water Handling
Other fluid handling	26,451	20,037	58,817	39,307	Water Handling
Amortization of customer relationships	(9,239)	(9,271)	(18,477)	(18,542)	Gathering and Processing
Amortization of customer relationships	(8,367)	(8,397)	(16,734)	(16,794)	Water Handling
Total	$219,736	232,787	463,444	456,908

Type of contract
Per Unit Fixed Fee	$185,991	192,667	361,120	377,828	Gathering and Processing (1)
Gathering—low pressure rebate	(12,000)	—	(24,000)	—	Gathering and Processing (1)
Per Unit Fixed Fee	36,900	37,751	102,718	75,109	Water Handling
Cost plus 3%	23,742	16,425	54,687	31,775	Water Handling
Cost of service fee	2,709	3,612	4,130	7,532	Water Handling
Amortization of customer relationships	(9,239)	(9,271)	(18,477)	(18,542)	Gathering and Processing
Amortization of customer relationships	(8,367)	(8,397)	(16,734)	(16,794)	Water Handling
Total	$219,736	232,787	463,444	456,908
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities. At December 31, 2020 and June 30, 2021, the Company’s receivables with customers were $74 million and $90 million, respectively.

(6) Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

			(Unaudited)
	Estimated	December 31,	June 30,
(in thousands)	Useful Lives	2020	2021
Land	n/a	$23,582	23,369
Gathering systems and facilities	40-50 years (1)	2,643,927	2,672,545
Permanent buried pipelines and equipment	7-20 years	545,419	565,472
Surface pipelines and equipment	1-7 years	50,916	52,569
Heavy trucks and equipment	3-5 years	5,919	5,919
Above ground storage tanks	5-10 years	2,483	2,483
Construction-in-progress	n/a	139,506	182,611
Total property and equipment		3,411,752	3,504,968
Less accumulated depreciation		(157,708)	(211,177)
Property and equipment, net		$3,254,044	3,293,791
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

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

Additionally, the Company incurred facility idling costs for the care and maintenance of its wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) of $2 million and $1 million during the three months ended June 30, 2020 and 2021, respectively, and $11 million and $2 million during the six months ended June 30, 2020 and 2021, respectively. The Clearwater Facility was fully impaired when it was idled in September 2019.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(7) Long-Term Debt

The Company’s long-term debt as of December 31, 2020 and June 30, 2021 was as follows:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2020	2021
Credit Facility (a)	$613,500	513,700
5.375% senior notes due 2024 (b)	650,000	—
7.875% senior notes due 2026 (c)	550,000	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
5.375% senior notes due 2029 (f)	—	750,000
Total principal	3,113,500	3,113,700
Unamortized debt premiums	4,261	2,311
Unamortized debt issuance costs	(26,135)	(28,277)
Total long-term debt	$3,091,626	3,087,734

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility are currently $2.13 billion. As of December 31, 2020, the Borrower had outstanding borrowings under the Credit Facility of $614 million with a weighted average interest rate of 1.66%. As of June 30, 2021, the Borrower had outstanding borrowings under the Credit Facility of $514 million with a weighted average interest rate of 1.60%. No letters of credit under the Credit Facility were outstanding at either December 31, 2020 or June 30, 2021. The maturity date of the facility is October 26, 2022. The Credit Facility includes fall away covenants and lower interest rates that are triggered if and when the Borrower is assigned an Investment Grade Rating (as defined in the Credit Facility).

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy previously adopted by the board of directors of the general partner of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Company’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2020 and June 30, 2021.

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

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corporation (“Finance Corp,” and together with Antero Midstream Partners, the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes were recorded at their fair value of $652.6 million as of March 12, 2019, which included a premium of $2.6 million that was amortized into interest expense over the contractual life of the 2024 Notes. The Issuers redeemed all $650 million of the 2024 Notes at 102.688% of par on June 8, 2021, and recognized a loss of $21 million on the early extinguishment of debt during the second quarter of 2021, which includes the write-off of all unamortized debt premium and issuance costs. The 2024 Notes were unsecured and effectively subordinated to the Credit Facility

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes was payable on March 15 and September 15 of each year.

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

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.   The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the contractual life of the 2027 Notes.  The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 102.875% on or after March 1, 2022 to 100.00% on or after March 1, 2025.  In addition, prior to March 1, 2022, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2027 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.75% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.  At any time prior to March 1, 2022, Antero Midstream Partners may also redeem the 2027 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2027 Notes plus a “make-whole” premium and accrued and unpaid interest.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

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

(f)	5.375% Senior Notes Due 2029

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time on or after June 15, 2024 at redemption prices ranging from 102.688% on or after June 15, 2024 to 100.00% on or after June 15, 2026. In addition, prior to June 15, 2024, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2029 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.375% of the principal amount of the 2029 Notes, plus accrued and unpaid interest. At any time prior to June 15, 2024, Antero Midstream Partners may also redeem the 2029 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2029 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(g)	Senior Notes Guarantors

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) fully and unconditionally guaranteed the 2024 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes (collectively the “Senior Notes”). In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

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

During the three and six months ended June 30, 2020 and 2021, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities as of December 31, 2020 and June 30, 2021 consisted of the following items:

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

		(Unaudited)
	December 31,	June 30,
(in thousands)	2020	2021
Capital expenditures	$11,307	26,871
Operating expenses	10,038	10,127
Interest expense	46,209	37,704
Production taxes	3,368	5,601
Other	4,025	3,317
Total accrued liabilities	$74,947	83,620

(9) Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes (i) costs allocated to Antero Midstream by Antero Resources for grants made prior to March 12, 2019 pursuant to the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) and (ii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan (the “AM LTIP”). Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity. Equity-based compensation expense allocated to the Company from Antero Resources was $1.3 million and $0.4 million for the three months ended June 30, 2020 and 2021, respectively and $3.2 million and $1.5 million for the six months ended June 30, 2020 and 2021, respectively. For grants made prior to March 12, 2019, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $2.9 million as of June 30, 2021. A portion of this unamortized cost will be allocated to Antero Midstream as it is amortized over the remaining service period of the related awards. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP or the Antero Resources Corporation 2020 Long-Term Incentive Plan following March 12, 2019.

AM LTIP

The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board of Directors (the “Board”). As of June 30, 2021, a total of 9,985,888 shares were available for future grant under the AM LTIP. The Company recognized expense related to these awards, which does not include expense for the Company’s performance share unit (“PSU”) awards, of $1.3 million and $2.8 million for the three months ended June 30, 2020 and 2021, respectively, and $2.7 million and $5.0 million for the six months ended June 30, 2020 and 2021, respectively.

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity during the six months ended June 30, 2021 is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2020	3,314,955	$8.09
Granted	1,788,937	8.71
Vested	(1,129,501)	9.11
Forfeited	(200,473)	7.20
Total AM LTIP RSUs awarded and unvested—June 30, 2021	3,773,918	$8.13

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

As of June 30, 2021, unamortized expense of $27.1 million related to the unvested RSUs is expected to be recognized over a weighted average period of approximately 3.0 years and the Company’s proportionate share will be allocated to it as it is recognized.

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

The likelihood of achieving the performance conditions related to return on invested capital for the PSU awards outstanding was probable for the three and six months ended June 30, 2020 and 2021. The Company recognized expense of $0.1 million and a credit of $0.1 million for the three months ended June 30, 2020 and 2021, respectively, which credit is a result of forfeitures during the second quarter of 2021. For the six months ended June 30, 2020 and 2021, the Company recognized expense of $0.2 million and $0.5 million, respectively. As of June 30, 2021, there was $0.4 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 0.8 years.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of June 30, 2021, the Company has recorded $1.1 million in other liabilities in the unaudited condensed consolidated balance sheet related to unvested cash awards.

(10) Cash Dividends

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2019	January 31, 2020	February 12, 2020	$148,876	$0.3075
*	February 14, 2020	February 14, 2020	138	*
Q1 2020	April 30, 2020	May 12, 2020	147,519	0.3075
*	May 15, 2020	May 15, 2020	137	*
Q2 2020	July 30, 2020	August 12, 2020	146,664	0.3075
*	August 14, 2020	August 14, 2020	138	*
Q3 2020	October 29, 2020	November 12, 2020	146,581	0.3075
*	November 16, 2020	November 16, 2020	137	*
	Total 2020		$590,190

Q4 2020	February 3, 2021	February 11, 2021	$147,194	$0.3075
*	February 16, 2021	February 16, 2021	138	*
Q1 2021	April 28, 2021	May 12, 2021	108,799	0.2250
*	May 17, 2021	May 17, 2021	137	*
	Total 2021		$256,268
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Earnings Per Common Share.

On July 14, 2021, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.225 per share for the quarter ended June 30, 2021. The dividend will be payable on August 11, 2021 to stockholders of record as of July 28, 2021. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream to be paid on August 16, 2021 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Earnings Per Common Share. As of June 30, 2021, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2021	2020	2021
Basic weighted average number of shares outstanding	476,836	477,290	479,969	477,071
Add: Dilutive effect of RSUs	40	1,063	—	1,109
Add: Dilutive effect of PSUs	—	215	—	240
Add: Dilutive effect of Series A Preferred Stock	1,961	962	—	962
Diluted weighted average number of shares outstanding	478,837	479,530	479,969	479,382

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
RSUs	1,734	341	1,712	310
Series A Preferred Shares	—	—	1,961	—
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2020	2021	2020	2021
Net income (loss)	$88,441	80,223	(304,492)	163,664
Less preferred stock dividends	(137)	(137)	(275)	(275)
Net income (loss) available to common shareholders	$88,304	80,086	(304,767)	163,389

Net income (loss) per share–basic	$0.19	0.17	(0.63)	0.34
Net income (loss) per share–diluted	$0.18	0.17	(0.63)	0.34

Weighted average common shares outstanding–basic	476,836	477,290	479,969	477,071
Weighted average common shares outstanding–diluted	478,837	479,530	479,969	479,382

(12) Fair Value Measurement

Goodwill

The Company estimated the fair value of its assets in performing its goodwill impairment analysis in the first quarter of 2020. The Company utilized a combination of approaches to discounted cash flow approach, comparable company method and the market

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

value approach. The Company used a weighted average cost of capital of 18.0% as of March 31, 2020, which is based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

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

Senior Unsecured Notes

As of December 31, 2020 and June 30, 2021, the fair value and carrying value of the Company’s Senior Notes were as follows:

			(Unaudited)
	December 31, 2020		June 30, 2021
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2024 Notes	$633,750	646,391	—	—
2026 Notes	569,250	543,267	614,680	543,766
2027 Notes	637,000	645,390	674,375	645,675
2028 Notes	624,000	643,078	681,655	643,484
2029 Notes	—	—	781,875	741,109
Total	$2,464,000	2,478,126	2,752,585	2,574,034
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.

Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable at December 31, 2020 and June 30, 2021 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility at December 31, 2020 and June 30, 2021 approximated fair value because the variable interest rates are reflective of current market conditions.

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
		MarkWest	in Unconsolidated
(in thousands)	Stonewall	Joint Venture	Affiliates
Balance at December 31, 2020	$137,632	584,846	722,478
Additional investments	—	966	966
Equity in earnings of unconsolidated affiliates	3,168	39,091	42,259
Distributions from unconsolidated affiliates	(7,095)	(51,090)	(58,185)
Balance at June 30, 2021	$133,705	573,813	707,518

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The summarized operating results and assets of the Company’s reportable segments were as follows for the three and six months ended June 30, 2020 and 2021:

	Three Months Ended June 30, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$173,991	63,351	—	237,342
Amortization of customer relationships	(9,239)	(8,367)	—	(17,606)
Total revenues	164,752	54,984	—	219,736
Operating expenses:
Direct operating	14,059	28,008	—	42,067
General and administrative	7,706	3,125	1,591	12,422
Facility idling	—	2,475	—	2,475
Depreciation	14,406	13,339	—	27,745
Accretion of asset retirement obligations	—	61	—	61
Loss on asset sale	—	240	—	240
Total operating expenses	36,171	47,248	1,591	85,010
Operating income	$128,581	7,736	(1,591)	134,726

Equity in earnings of unconsolidated affiliates	$20,947	—	—	20,947
Total assets	$4,387,102	1,149,355	178,598	5,715,055
Additions to property and equipment	$49,278	6,153	—	55,431

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Three Months Ended June 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$192,667	57,718	—	250,385
Revenue–third-party	—	70	—	70
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	183,396	49,391	—	232,787
Operating expenses:
Direct operating	17,012	22,543	—	39,555
General and administrative	8,734	4,873	644	14,251
Facility idling	—	984	—	984
Depreciation	14,404	12,215	—	26,619
Accretion of asset retirement obligations	—	114	—	114
Gain on asset sale	(135)	—	—	(135)
Total operating expenses	40,015	40,729	644	81,388
Operating income	$143,381	8,662	(644)	151,399

Equity in earnings of unconsolidated affiliates	$21,515	—	—	21,515
Total assets	$4,380,817	1,111,733	48,192	5,540,742
Additions to property and equipment, net	$36,599	9,377	—	45,976

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$337,120	161,535	—	498,655
Amortization of customer relationships	(18,477)	(16,734)	—	(35,211)
Total revenues	318,643	144,801	—	463,444
Operating expenses:
Direct operating	27,450	63,345	—	90,795
General and administrative	15,283	6,585	4,091	25,959
Facility idling	—	11,153	—	11,153
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	—	89,083	—	89,083
Depreciation	27,456	27,632	—	55,088
Accretion of asset retirement obligations	—	103	—	103
Loss on asset sale	—	240	—	240
Total operating expenses	645,650	198,141	4,091	847,882
Operating loss	$(327,007)	(53,340)	(4,091)	(384,438)

Equity in earnings of unconsolidated affiliates	$40,024	—	—	40,024
Total assets	$4,387,102	1,149,355	178,598	5,715,055
Additions to property and equipment	$103,937	19,477	—	123,414

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Six Months Ended June 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$377,828	114,321	—	492,149
Revenue–third-party	—	95	—	95
Amortization of customer relationships	(18,542)	(16,794)	—	(35,336)
Total revenues	359,286	97,622	—	456,908
Operating expenses:
Direct operating	34,248	44,621	—	78,869
General and administrative	17,383	12,553	2,245	32,181
Facility idling	—	2,163	—	2,163
Impairment of property and equipment	1,218	161	—	1,379
Depreciation	29,117	24,352	—	53,469
Accretion of asset retirement obligations	—	233	—	233
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	85,594	84,083	2,245	171,922
Operating income	$273,692	13,539	(2,245)	284,986

Equity in earnings of unconsolidated affiliates	$42,259	—	—	42,259
Total assets	$4,380,817	1,111,733	48,192	5,540,742
Additions to property and equipment, net	$51,658	22,707	—	74,365

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which have caused reduced activity in the global economy and the demand for oil, and to a lesser extent, natural gas and NGLs. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased and demand for oil, natural gas and NGLs, and related commodity pricing, has improved. However, new variants of the virus could cause further commodity market volatility and resulting financial market instability, and these are variables beyond our control that may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under our Credit Facility (defined below) and our ability to access the capital markets.

As a midstream energy company, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. As such, we have continued to operate throughout the pandemic as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations and corporate offices, and these protocols have not reduced Antero Resources’ production and our throughput in a significant manner. While a substantial portion of our non-field level employees operated in remote work from home arrangements through June 30, 2021, we expect to be transitioning to full-time in-office arrangements during the third quarter of 2021. We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.

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

For the three months ended June 30, 2021, Antero Resources delivered low pressure gathering volumes of 2,897 MMcf/d, and as a result, no quarterly fee reduction was earned during the period. During the six months ended June 30, 2021, Antero Resources did not earn any fee reductions.

Results of Operations

We have two operating segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P., a wholly owned subsidiary of MPLX, LP (the “Joint Venture”) and Stonewall Gas Gathering LLC. The water handling segment includes (i) two independent systems that deliver fresh water from sources including the Ohio River, local reservoirs and several regional waterways, (ii) the wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) that was idled in September 2019 and (iii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2021

The operating results of our reportable segments were as follows for the three months ended June 30, 2020 and 2021:

	Three Months Ended June 30, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$185,991	63,351	—	249,342
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,239)	(8,367)	—	(17,606)
Total revenues	164,752	54,984	—	219,736
Operating expenses:
Direct operating	14,059	28,008	—	42,067
General and administrative (excluding equity-based compensation)	5,440	2,694	1,591	9,725
Equity-based compensation	2,266	431	—	2,697
Facility idling	—	2,475	—	2,475
Depreciation	14,406	13,339	—	27,745
Accretion of asset retirement obligations	—	61	—	61
Loss on asset sale	—	240	—	240
Total operating expenses	36,171	47,248	1,591	85,010
Operating income	128,581	7,736	(1,591)	134,726
Other income (expense):
Interest expense, net	—	—	(35,311)	(35,311)
Equity in earnings of unconsolidated affiliates	20,947	—	—	20,947
Total other income (expense)	20,947	—	(35,311)	(14,364)
Income before taxes	149,528	7,736	(36,902)	120,362
Provision for income tax expense	—	—	(31,921)	(31,921)
Net income and comprehensive income	$149,528	7,736	(68,823)	88,441

Adjusted EBITDA(2)				$201,275
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Three Months Ended June 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$192,667	57,718	—	250,385
Revenue–third-party	—	70	—	70
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	183,396	49,391	—	232,787
Operating expenses:
Direct operating	17,012	22,543	—	39,555
General and administrative (excluding equity-based compensation)	6,412	4,364	416	11,192
Equity-based compensation	2,322	509	228	3,059
Facility idling	—	984	—	984
Depreciation	14,404	12,215	—	26,619
Accretion of asset retirement obligations	—	114	—	114
Gain on asset sale	(135)	—	—	(135)
Total operating expenses	40,015	40,729	644	81,388
Operating income	143,381	8,662	(644)	151,399
Other income (expense):
Interest expense, net	—	—	(43,505)	(43,505)
Equity in earnings of unconsolidated affiliates	21,515	—	—	21,515
Loss on early extinguishment of debt	—	—	(20,701)	(20,701)
Total other income (expense)	21,515	—	(64,206)	(42,691)
Income before taxes	164,896	8,662	(64,850)	108,708
Provision for income tax expense	—	—	(28,485)	(28,485)
Net income and comprehensive income	$164,896	8,662	(93,335)	80,223

Adjusted EBITDA(2)				$224,999
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The following table sets forth the operating data for Antero Midstream and its subsidiaries for the three months ended June 30, 2020 and 2021:

	Three Months Ended		Amount of
	June 30,		Increase	Percentage
	2020	2021	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	261,039	263,640	2,601	1%
Gathering—high pressure (MMcf)	258,380	257,193	(1,187)	*
Compression (MMcf)	246,790	249,681	2,891	1%
Fresh water delivery (MBbl)	9,318	9,499	181	2%
Other fluid handling (MBbl)	5,433	4,381	(1,052)	(19)%
Wells serviced by fresh water delivery	22	17	(5)	(23)%
Gathering—low pressure (MMcf/d)	2,869	2,897	28	1%
Gathering—high pressure (MMcf/d)	2,839	2,826	(13)	*
Compression (MMcf/d)	2,712	2,744	32	1%
Fresh water delivery (MBbl/d)	102	104	2	2%
Other fluid handling (MBbl/d)	60	48	(12)	(20)%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf) (1)	$0.33	0.33	—	*
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average compression fee ($/Mcf)	$0.20	0.20	—	*
Average fresh water delivery fee ($/Bbl)	$3.96	3.97	0.01	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	127,791	131,912	4,121	3%
Fractionation—Joint Venture (MBbl)	3,014	3,417	403	13%
Processing—Joint Venture (MMcf/d)	1,404	1,450	46	3%
Fractionation—Joint Venture (MBbl/d)	33	38	5	15%
*	Not meaningful or applicable.
(1)	The three months ended June 30, 2021 average realized fee does not include $3.3 million of low pressure gathering fee revenues which volumes relate to prior periods.

Revenues. Total revenues increased by 6%, from $220 million, including amortization of customer relationships of $18 million, for the three months ended June 30, 2020, to $233 million, including amortization of customer relationships of $18 million, for the three months ended June 30, 2021. Gathering and processing revenues increased by 11%, from $165 million for the three months ended June 30, 2020 to $183 million for the three months ended June 30, 2021. Water handling revenues decreased by 10%, from $55 million for the three months ended June 30, 2020 to $49 million for the three months ended June 30, 2021. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $18 million period over period due to $12 million in lower rebates to Antero Resources during the three months ended June 30, 2021, and increased throughput volumes of 3 Bcf, or 28 MMcf/d. Low pressure gathering volumes increased due to 75 additional wells connected to our system since June 30, 2020.
●	High pressure gathering revenue remained consistent at $52 million for the three months ended June 30, 2020 and 2021. Throughput volumes decreased period over period by 1 Bcf, or 13 MMcf/d, primarily as a result of natural production decline, which was almost fully offset by the additional wells connected to our system since June 30, 2020.
●	Compression revenue remained consistent at $49 million for the three months ended June 30, 2020 and 2021. Throughput volumes increased period over period by 3 Bcf, or 32 MMcf/d, due to the additional wells connected to our system since June 30, 2020.

Water Handling

●	Fresh water delivery revenue remained relatively consistent at $37 million and $38 million for the three months ended June 30, 2020 and 2021.
●	Other fluid handling services revenue decreased $6 million primarily due to a $7 million decrease in services that are billed at cost plus 3% as a result of operational efficiencies associated with our flowback and produced water blending services and cost reductions, partially offset by a $1 million increase in water blending services.

Direct operating expenses. Total direct operating expenses decreased by 6%, from $42 million for the three months ended June 30, 2020 to $40 million for the three months ended June 30, 2021. Gathering and processing direct operating expenses increased 21% from $14 million for the three months ended June 30, 2020 to $17 million for the three months ended June 30, 2021 primarily due to higher maintenance expense and ad valorem taxes between periods, as well as increased expense from one new compressor station that came online in the summer of 2020. Water handling direct operating expenses decreased by 20%, from $28 million for the three months ended June 30, 2020 to $23 million for the three months ended June 30, 2021. The decrease was primarily due to operational efficiencies associated with flowback and produced wastewater services.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased 15%, from $10 million for the three months ended June 30, 2020 to $11 million for three months ended June 30, 2021 primarily due to (i) higher costs allocated to us from Antero Resources as a result of increased capital expenditures during the second quarter of 2021 and (ii) increased legal costs associated with the Clearwater Facility, partially offset by cost reduction efforts between periods.

Equity-based compensation expenses. Equity-based compensation expenses remained consistent at $3 million for the three months ended June 30, 2020 and 2021.

Facility idling expenses. Facility idling expenses decreased 60%, from $2 million for the three months ended June 30, 2020 to $1 million for the three months ended June 30, 2021 primarily due to reduced Clearwater Facility decommissioning costs between periods.

Depreciation expense. Total depreciation expense remained relatively consistent at $28 million and $27 million for the three months ended June 30, 2020 and 2021, respectively.

Interest expense. Interest expense increased by 23%, from $35 million for the three months ended June 30, 2020 to $44 million for the three months ended June 30, 2021 due to the issuance of (i) $550 million of 7.875% senior unsecured notes due May 15, 2026 (the “2026 Notes”) on November 10, 2020 and (ii) $750 million of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) on June 8, 2021, partially offset by lower borrowings under the Credit Facility during the three months ended June 30, 2021 and the redemption of all $650 million of 5.375% senior notes due September 15, 2024 (“2024 Notes”) on June 8, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 3%, from $21 million for the three months ended June 30, 2020 to $22 million for the three months ended June 30, 2021 primarily attributable to an increase in the level of volume throughput at the Joint Venture between periods.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended June 30, 2021 of $21 million relates to the redemption of all $650 million principal amount of the 2024 Notes at a premium to par of $17 million as well as the write-off of $6 million of unamortized deferred financing costs, partially offset by $2 million of unamortized premium.

Provision for income tax expense. Income tax expense for the three months ended June 30, 2020 and 2021 was $32 million and $28 million, respectively, which reflects an effective tax rates of 26.5% and 26.2%, respectively.

Net income. Net income decreased by 9% from $88 million for the three months ended June 30, 2020 to $80 million for the three months ended June 30, 2021 primarily due to higher gathering and processing revenues and lower direct operating and facility idling expenses between periods, partially offset by lower water handling revenues, higher interest expense and loss on early extinguishment of debt between periods.

Adjusted EBITDA. Adjusted EBITDA increased by 12%, from $201 million for the three months ended June 30, 2020 to $225 million for the three months ended June 30, 2021. The increase was primarily due to increased gathering and compression revenues, higher distributions from Joint Venture and decreased direct operating expenses and facility idling costs between periods, partially offset by lower water handling revenues between periods. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2021

The operating results of our reportable segments were as follows for the six months ended June 30, 2020 and 2021:

	Six Months Ended June 30, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$361,120	161,535	—	522,655
Gathering—low pressure rebate	(24,000)	—	—	(24,000)
Amortization of customer relationships	(18,477)	(16,734)	—	(35,211)
Total revenues	318,643	144,801	—	463,444
Operating expenses:
Direct operating	27,450	63,345	—	90,795
General and administrative (excluding equity-based compensation)	10,484	5,599	3,841	19,924
Equity-based compensation	4,799	986	250	6,035
Facility idling	—	11,153	—	11,153
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	—	89,083	—	89,083
Depreciation	27,456	27,632	—	55,088
Accretion of asset retirement obligations	—	103	—	103
Loss on asset sale	—	240	—	240
Total operating expenses	645,650	198,141	4,091	847,882
Operating loss	(327,007)	(53,340)	(4,091)	(384,438)
Other income (expense):
Interest expense, net	—	—	(72,942)	(72,942)
Equity in earnings of unconsolidated affiliates	40,024	—	—	40,024
Total other income (expense)	40,024	—	(72,942)	(32,918)
Loss before taxes	(286,983)	(53,340)	(77,033)	(417,356)
Provision for income tax benefit	—	—	112,864	112,864
Net income (loss) and comprehensive income (loss)	$(286,983)	(53,340)	35,831	(304,492)

Adjusted EBITDA(2)				$418,611
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Six Months Ended June 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$377,828	114,321	—	492,149
Revenue–third-party	—	95	—	95
Amortization of customer relationships	(18,542)	(16,794)	—	(35,336)
Total revenues	359,286	97,622	—	456,908
Operating expenses:
Direct operating	34,248	44,621	—	78,869
General and administrative (excluding equity-based compensation)	12,336	10,984	1,790	25,110
Equity-based compensation	5,047	1,569	455	7,071
Facility idling	—	2,163	—	2,163
Impairment of property and equipment	1,218	161	—	1,379
Depreciation	29,117	24,352	—	53,469
Accretion of asset retirement obligations	—	233	—	233
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	85,594	84,083	2,245	171,922
Operating income (loss)	273,692	13,539	(2,245)	284,986
Other income (expense):
Interest expense, net	—	—	(86,371)	(86,371)
Equity in earnings of unconsolidated affiliates	42,259	—	—	42,259
Loss on early extinguishment of debt	—	—	(20,701)	(20,701)
Total other income (expense)	42,259	—	(107,072)	(64,813)
Income (loss) before taxes	315,951	13,539	(109,317)	220,173
Provision for income tax expense	—	—	(56,509)	(56,509)
Net income and comprehensive income	$315,951	13,539	(165,826)	163,664

Adjusted EBITDA(2)				$444,287
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The following table sets forth the operating data for Antero Midstream and its subsidiaries for the six months ended June 30, 2020 and 2021.

	Six Months Ended		Amount of
	June 30,		Increase	Percentage
	2020	2021	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	508,262	522,994	14,732	3%
Gathering—high pressure (MMcf)	503,825	510,284	6,459	1%
Compression (MMcf)	475,757	493,243	17,486	4%
Fresh water delivery (MBbl)	25,937	18,899	(7,038)	(27)%
Other fluid handling (MBbl)	11,033	8,332	(2,701)	(24)%
Wells serviced by fresh water delivery	65	41	(24)	(37)%
Gathering—low pressure (MMcf/d)	2,793	2,889	96	3%
Gathering—high pressure (MMcf/d)	2,768	2,819	51	2%
Compression (MMcf/d)	2,614	2,725	111	4%
Fresh water delivery (MBbl/d)	143	104	(39)	(27)%
Other fluid handling (MBbl/d)	61	46	(15)	(25)%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf) (1)	$0.33	0.33	—	*
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average compression fee ($/Mcf)	$0.20	0.20	—	*
Average fresh water delivery fee ($/Bbl)	$3.96	3.97	0.01	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	248,305	260,450	12,145	5%
Fractionation—Joint Venture (MBbl)	5,997	6,848	851	14%
Processing—Joint Venture (MMcf/d)	1,364	1,439	75	5%
Fractionation—Joint Venture (MBbl/d)	33	38	5	15%
*	Not meaningful or applicable.
(1)	The six months ended June 30, 2021 average realized fee does not include $2.4 million of low pressure gathering fee revenues which volumes relate to prior periods.

Revenues. Total revenues decreased by 1%, from $463 million, including amortization of customer relationships of $35 million, for the six months ended June 30, 2020, to $457 million, including amortization of customer relationships of $35 million, for the six months ended June 30, 2021. Gathering and processing revenues increased by 13%, from $319 million for the six months ended June 30, 2020 to $359 million for the six months ended June 30, 2021. Water handling revenues decreased by 33%, from $145 million for the six months ended June 30, 2020 to $98 million for the six months ended June 30, 2021. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $35 million period over period due to $24 million in lower rebates to Antero Resources during the six months ended June 30, 2021, and increased throughput volumes of 15 Bcf, or 96 MMcf/d. Low pressure gathering volumes increased due to 75 additional wells connected to our system since June 30, 2020.
●	High pressure gathering revenue increased $2 million period over period due to increased throughput volumes of 6 Bcf, or 51 MMcf/d, due to additional wells connected to our system.
●	Compression revenue increased $4 million period over period due to increased throughput volumes of 17 Bcf, or 111 MMcf/d, primarily due to additional wells connected to our system since June 30, 2020.

Water Handling

●	Fresh water delivery revenue decreased $28 million period over period due to decreased fresh water delivery volumes of 7,038 MBbl, or 39 MBbl/d, as a result of a decrease in the number of wells completed.
●	Other fluid handling services revenue decreased $20 million primarily due to a $23 million decrease in services that are billed at cost plus 3% as a result of operational efficiencies associated with our flowback and produced water blending services and cost reductions, partially offset by a $3 million increase in water blending services.

Direct operating expenses. Total direct operating expenses decreased by 13%, from $91 million for the six months ended June 30, 2020 to $79 million for the six months ended June 30, 2021. Gathering and processing direct operating expenses increased 25% from $27 million for the six months ended June 30, 2020 to $34 million for the six months ended June 30, 2021 primarily due to higher maintenance expense and ad valorem taxes between periods, as well as increased expense from one new compressor station that came online in the summer of 2020. Water handling direct operating expenses decreased by 30%, from $63 million for the six months ended June 30, 2020 to $45 million for the six months ended June 30, 2021. The decrease was primarily due to operational efficiencies associated with flowback and produced wastewater services.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased 26%, from $20 million for the six months ended June 30, 2020 to $25 million for six months ended June 30, 2021 primarily due to (i) higher salary and wage expense, which includes our annual incentive program that was significantly reduced during 2020 and (ii) legal costs associated with the Clearwater Facility, partially offset by cost reduction efforts between periods.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent for the six months ended June 30, 2020 and 2021 of $6 million and $7 million, respectively.

Facility idling expenses. Facility idling expenses decreased 81%, from $11 million for the six months ended June 30, 2020 to $2 million for the six months ended June 30, 2021 primarily due to reduced Clearwater Facility decommissioning costs between periods.

Impairment of goodwill expense. Impairment of goodwill expense of $575 million for the six months ended June 30, 2020 reflects an impairment of the goodwill that was associated with our gathering system due to declines in commodity prices and the industry environment.

Impairment of property and equipment expense. Impairment of property and equipment expense of $89 million for the six months ended June 30, 2020 was primarily for the impairment of fresh water delivery assets in the Utica Shale region. Impairment of property and equipment expense of $1 million for the six months ended June 30, 2021 was due to a lower of cost of market adjustment for pipe inventory.

Depreciation expense. Total depreciation expense remained consistent at $55 million and $53 million for the six months ended June 30, 2020 and 2021, respectively.

Loss on asset sale. Loss on asset sale of $4 million for the six months ended June 30, 2021 primarily relates to the sale of excess pipe inventory during the period.

Interest expense. Interest expense increased by 18%, from $73 million for the six months ended June 30, 2020 to $86 million for the six months ended June 30, 2021 primarily due to the issuance of (i) $550 million of 2026 Notes on November 10, 2020 and (ii) $750 million of 2029 Notes on June 8, 2021, partially offset by lower borrowings under the Credit Facility during the six months ended June 30, 2021 and the redemption of all $650 million of the 2024 Notes on June 8, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 6%, from $40 million for the six months ended June 30, 2020 to $42 million for the six months ended June 30, 2021 primarily attributable to an increase in the level of volume throughput at the Joint Venture between periods.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the six months ended June 30, 2021 of $21 million relates to the redemption of all $650 million of the 2024 Notes at a premium to par of $17 million as well as the write-off of $6 million of unamortized deferred financing costs, partially offset by $2 million of unamortized premium.

Income tax benefit (expense). Income tax benefit for the six months ended June 30, 2020 was $113 million primarily due to the loss before taxes for the period coupled with an $11 million rate benefit related to the carryback of net operating losses to prior tax years. Income tax expense for the six months ended June 30, 2021 was $57 million primarily due to income before taxes for the period which reflects an effective tax rate of 25.7%.

Net income (loss). Net loss was $304 million for the six months ended June 30, 2020 primarily due to a $575 million impairment of goodwill for our gathering system and an $89 million impairment of our freshwater delivery assets. Net income was $164 million for the six months ended June 30, 2021 primarily due to higher gathering and processing revenues and lower direct operating and facility idling expenses between periods, offset by lower water handling revenues, higher interest expense and higher loss on early extinguishment of debt between periods.

Adjusted EBITDA. Adjusted EBITDA increased by 6%, from $419 million for the six months ended June 30, 2020 to $444 million for the six months ended June 30, 2021. The increase was primarily due to increased gathering and compression revenues and decreased direct operating expenses and facility idling costs between periods, partially offset by lower water handling revenues between periods. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

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

Our Board of Directors (the “Board”) declared a cash dividend on the shares of AM common stock of $0.225 per share for the quarter ended June 30, 2021. The dividend will be payable on August 11, 2021 to stockholders of record as of July 28, 2021. Our Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock, which will be paid on August 16, 2021 in accordance with their terms, which are discussed in Note 11—Equity and Earnings Per Common Share. As of June 30, 2021, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2021:

	Six Months Ended June 30,
(in thousands)	2020	2021
Net cash provided by operating activities	$388,413	360,375
Net cash used in investing activities	(143,341)	(73,704)
Net cash used in financing activities	(243,310)	(286,633)
Net increase in cash and cash equivalents	$1,762	38

Operating Activities. Net cash provided by operating activities was $388 million and $360 million for the six months ended June 30, 2020 and 2021, respectively. The decrease in cash flows provided by operations for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily the result of (i) lower water handling revenues, (ii) lower income tax refunds, (iii) increased interest expense and (iv) higher cash used for working capital between periods, excluding income tax receivable, partially offset by higher gathering and processing revenues and lower direct operating and facility idling expenses between periods. We received income tax refunds during the six months ended June 30, 2020 and 2021 of $39 million and $17 million, respectively, from certain net operating loss carryback provisions included in the Coronavirus Aid, Relief, and Economic Security Act that was enacted in March 2020.

Investing Activities. Net cash flows used in investing activities was $143 million and $74 million for the six months ended June 30, 2020 and 2021, respectively. The decrease in cash flows used in investing activities was primarily due to (i) a $52 million decrease in additions to our gathering system and (ii) a $21 million decrease in investments made in unconsolidated affiliates, partially offset by a $3 million increase in additions to our water handling system between periods.

Financing Activities. Net cash used in financing activities was $243 million and $287 million for the six months ended June 30, 2020 and 2021, respectively. The increase in cash flows used in financing activities was primarily due to the redemption of $650 million of 2024 Notes at 102.688% of par on June 8, 2021 and $100 million net repayments on the Credit Facility during the six months ended June 30, 2021, partially offset by (i) the issuance of $750 million of 2029 Notes on June 8, 2021 and (ii) reduced dividends to stockholders of $40 million between periods, and (iii) no payments for contingent acquisition consideration or repurchases of common stock during the six months ended June 30, 2021. During the six months ended June 30, 2020, we used $125 million for payment to Antero Resources for contingent acquisition consideration (net of $8 million reflected in the cash flows provided by operating operations related to the accretion of fair value), $24 million for repurchases of common stock and incurred net borrowings on the Credit Facility of $195 million.

2021 Capital Investment

The Board approved a 2021 capital budget with a range of $240 million to $260 million, which includes approximately $65 million of additional growth capital supporting the increased gross volumes expected from Antero Resources as a result of its drilling partnership that was announced during the first quarter of 2021. Our capital budgets may be adjusted as business conditions warrant, and we plan to expand our existing Appalachian Basin gathering, compression and water handling infrastructure to accommodate Antero Resources’ announced development plans.

Antero Resources announced its 2021 consolidated drilling and completion budget of $590 million, which includes plans to operate three drilling rigs. and complete between 65 and 70 horizontal wells on a gross basis, substantially all of which are located on acreage dedicated to us. Antero also announced that as a result of the drilling partnership, the Company will increase its drilled wells from a range of 65 to 70 wells to 80 to 85 wells in 2021 on a gross basis. A further or extended decline in commodity prices could cause some of Antero Resources’ or third parties’ development and production projects to be uneconomic or less profitable, which could reduce gathering and water handling volumes in our current and future potential areas of operation. Those reductions in gathering and water handling volumes could reduce our revenue and cash flows and adversely affect our ability to return capital to holders of our common stock.

For the three and six months ended June 30, 2021, our capital expenditures were approximately $70.9 million and $100.8 million, respectively, including $0.2 million and $1.0 million of capital investment in the Joint Venture, respectively.

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

The Credit Facility matures on October 26, 2022. As of June 30, 2021, we had $514 million of borrowings and no letters of credit outstanding under the Credit Facility. Lender commitments under the Credit Facility are currently $2.13 billion.

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

We were in compliance with the applicable covenants and ratios as of June 30, 2021.

Senior Notes

Please refer to Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K for information on our Senior Notes.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. In our presentation of Adjusted EBITDA for the three months ended June 30, 2020 and 2021 net income (loss) and the corresponding adjustments reflect our actual results of operations.

We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss on asset sale, loss (gain) on early extinguishment of debt and including cash distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2021	2020	2021
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$88,441	80,223	(304,492)	163,664
Interest expense, net	35,311	43,505	72,942	86,371
Income tax expense (benefit)	31,921	28,485	(112,864)	56,509
Amortization of customer relationships	17,606	17,668	35,211	35,336
Depreciation expense	27,745	26,619	55,088	53,469
Impairment	—	—	664,544	1,379
Accretion of asset retirement obligations	61	114	103	233
Equity-based compensation	2,697	3,059	6,035	7,071
Equity in earnings of unconsolidated affiliates	(20,947)	(21,515)	(40,024)	(42,259)
Distributions from unconsolidated affiliates	18,200	26,275	41,828	58,185
Loss on early extinguishment of debt	—	20,701	—	20,701
Loss (gain) on asset sale	240	(135)	240	3,628
Adjusted EBITDA	$201,275	224,999	418,611	444,287

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At June 30, 2021, we had $514 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $3.0 million increase in interest expense for the six months ended June 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 17, 2020, Veolia, Veolia North America and the Antero Defendants each filed partial motions to dismiss directed at certain claims asserted by the opposing party. On July 23, 2020, the Court dismissed Veolia’s equitable claims against the Antero Defendants and Antero Treatment’s alternative claim for rescission against Veolia. All other claims remain part of the consolidated action. Following an order issued by the Court on June 17, 2021, the case is now set for trial beginning on January 24, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
April 1, 2021 – April 30, 2021	276,378	$8.71	—	149,767,409
May 1, 2021 – May 31, 2021	—	—	—	N/A
June 1, 2021 – June 30, 2021	—	—	—	N/A
Total	276,378	$8.71	—	$149,767,409
(1)	The total number of shares reflects shares transferred to us to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended June 30, 2021, we made no repurchases under this program.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

4.1

Indenture, dated June 8, 2021, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the

guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 8, 2021).

4.2		Form of 5.375% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-36120) filed on June 8, 2021).
22.1		List of Guarantor and Issuer Subsidiaries (incorporated by reference to Exhibit 22.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 17, 2021).
31.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended June 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Brendan E. Krueger
BRENDAN E. KRUEGER
Chief Financial Officer, Treasurer and Vice President of Finance

Date:	July 28, 2021