Form 10-Q
period 2021-09-30
Antero Midstream Corp
filed 2021-10-27
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant had 477,503,787 shares of common stock outstanding as of October 22, 2021.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	September 30,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$640	—
Accounts receivable–Antero Resources	73,722	85,152
Accounts receivable–third party	839	857
Income tax receivable	17,251	940
Other current assets	1,479	541
Total current assets	93,931	87,490

Property and equipment, net	3,254,044	3,345,843
Investments in unconsolidated affiliates	722,478	703,780
Deferred tax asset	103,402	14,855
Customer relationships	1,427,447	1,374,443
Other assets, net	9,610	7,222
Total assets	$5,610,912	5,533,633

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$3,862	3,157
Accounts payable–third party	9,495	24,944
Accrued liabilities	74,947	85,576
Other current liabilities	5,701	5,013
Total current liabilities	94,005	118,690
Long-term liabilities:
Long-term debt	3,091,626	3,095,560
Other	6,995	6,790
Total liabilities	3,192,626	3,221,040

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2020 and September 30, 2021
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2020 and September 30, 2021	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 476,639 and 477,460 issued and outstanding as of December 31, 2020 and September 30, 2021, respectively	4,766	4,775
Additional paid-in capital	2,877,612	2,518,919
Accumulated deficit	(464,092)	(211,101)
Total stockholders' equity	2,418,286	2,312,593
Total liabilities and stockholders' equity	$5,610,912	5,533,633

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2020	2021
Revenue:
Gathering and compression–Antero Resources	$190,214	188,716
Water handling–Antero Resources	61,001	53,511
Water handling–third party	—	245
Amortization of customer relationships	(17,800)	(17,668)
Total revenue	233,415	224,804
Operating expenses:
Direct operating	38,052	39,499
General and administrative (including $3,678 and $3,255 of equity-based compensation in 2020 and 2021, respectively)	13,232	14,810
Facility idling	2,527	870
Impairment of property and equipment	947	203
Depreciation	26,801	27,487
Accretion of asset retirement obligations	39	114
Total operating expenses	81,598	82,983
Operating income	151,817	141,821
Other income (expense):
Interest expense, net	(34,501)	(44,544)
Equity in earnings of unconsolidated affiliates	23,173	24,088
Total other expense	(11,328)	(20,456)
Income before income taxes	140,489	121,365
Provision for income tax expense	(34,982)	(32,038)
Net income and comprehensive income	$105,507	89,327

Net income per share–basic	$0.22	0.19
Net income per share–diluted	$0.22	0.19

Weighted average common shares outstanding:
Basic	476,578	477,442
Diluted	478,694	479,695

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2020	2021
Revenue:
Gathering and compression–Antero Resources	$527,334	566,544
Water handling–Antero Resources	222,536	167,832
Water handling–third party	—	340
Amortization of customer relationships	(53,011)	(53,004)
Total revenue	696,859	681,712
Operating expenses:
Direct operating	128,847	118,368
General and administrative (including $9,713 and $10,326 of equity-based compensation in 2020 and 2021, respectively)	39,191	46,991
Facility idling	13,680	3,033
Impairment of goodwill	575,461	—
Impairment of property and equipment	90,030	1,582
Depreciation	81,889	80,956
Accretion of asset retirement obligations	142	347
Loss on asset sale	240	3,628
Total operating expenses	929,480	254,905
Operating income (loss)	(232,621)	426,807
Other income (expense):
Interest expense, net	(107,443)	(130,915)
Equity in earnings of unconsolidated affiliates	63,197	66,347
Loss on early extinguishment of debt	—	(20,701)
Total other expense	(44,246)	(85,269)
Income (loss) before income taxes	(276,867)	341,538
Provision for income tax benefit (expense)	77,882	(88,547)
Net income (loss) and comprehensive income (loss)	$(198,985)	252,991

Net income (loss) per share–basic	$(0.42)	0.53
Net income (loss) per share–diluted	$(0.42)	0.53

Weighted average common shares outstanding:
Basic	478,831	477,196
Diluted	478,831	479,501

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2019	$—	484,042	$4,840	3,480,139	(341,565)	3,143,414
Dividends to stockholders	—	—	—	(149,014)	—	(149,014)
Equity-based compensation	—	—	—	3,338	—	3,338
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	43	—	(26)	—	(26)
Repurchases and retirement of common stock	—	(4,700)	(46)	(15,778)	—	(15,824)
Net loss and comprehensive loss	—	—	—	—	(392,933)	(392,933)
Balance at March 31, 2020	—	479,385	4,794	3,318,659	(734,498)	2,588,955
Dividends to stockholders	—	—	—	(147,656)	—	(147,656)
Equity-based compensation	—	—	—	2,697	—	2,697
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	311	4	(370)	—	(366)
Repurchases and retirement of common stock	—	(3,210)	(33)	(8,856)	—	(8,889)
Net income and comprehensive income	—	—	—	—	88,441	88,441
Balance at June 30, 2020	—	476,486	$4,765	3,164,474	(646,057)	2,523,182
Dividends to stockholders	—	—	—	(146,802)	—	(146,802)
Equity-based compensation	—	—	—	3,678	—	3,678
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	111	1	(75)	—	(74)
Net income and comprehensive income	—	—	—	—	105,507	105,507
Balance at September 30, 2020	$—	476,597	$4,766	3,021,275	(540,550)	2,485,491

Balance at December 31, 2020	$—	476,639	$4,766	2,877,612	(464,092)	2,418,286
Dividends to stockholders	—	—	—	(147,332)	—	(147,332)
Equity-based compensation	—	—	—	4,012	—	4,012
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	268	3	(1,544)	—	(1,541)
Net income and comprehensive income	—	—	—	—	83,441	83,441
Balance at March 31, 2021	—	476,907	4,769	2,732,748	(380,651)	2,356,866
Dividends to stockholders	—	—	—	(108,936)	—	(108,936)
Equity-based compensation	—	—	—	3,059	—	3,059
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	451	5	(2,781)	—	(2,776)
Net income and comprehensive income	—	—	—	—	80,223	80,223
Balance at June 30, 2021	—	477,358	$4,774	2,624,090	(300,428)	2,328,436
Dividends to stockholders	—	—	—	(107,857)	—	(107,857)
Equity-based compensation	—	—	—	3,255	—	3,255
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	102	1	(569)	—	(568)
Repurchases and retirement of common stock	—	—	—	—	—	—
Net income and comprehensive income	—	—	—	—	89,327	89,327
Balance at September 30, 2021	$—	477,460	4,775	2,518,919	(211,101)	2,312,593

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(198,985)	252,991
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	81,889	80,956
Payment of contingent consideration in excess of acquisition date fair value	(8,076)	—
Accretion of asset retirement obligations	142	347
Impairment	665,491	1,582
Deferred income tax expense (benefit)	(21,425)	88,547
Equity-based compensation	9,713	10,326
Equity in earnings of unconsolidated affiliates	(63,197)	(66,347)
Distributions from unconsolidated affiliates	69,313	87,115
Amortization of customer relationships	53,011	53,004
Amortization of deferred financing costs	3,299	4,152
Loss on early extinguishment of debt	—	20,701
Settlement of asset retirement obligations	(1,517)	(814)
Loss on asset sale	240	3,628
Changes in assets and liabilities:
Accounts receivable–Antero Resources	17,081	(11,429)
Accounts receivable–third party	1,139	594
Income tax receivable	(17,547)	16,311
Other current assets	1,036	810
Accounts payable–Antero Resources	(717)	(705)
Accounts payable–third party	6,239	11,058
Accrued liabilities	(50,240)	(7,337)
Net cash provided by operating activities	546,889	545,490
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(137,978)	(120,727)
Additions to water handling systems	(27,287)	(36,221)
Investments in unconsolidated affiliates	(24,802)	(2,070)
Cash received in asset sale	123	1,653
Change in other assets	1,938	—
Net cash used in investing activities	(188,006)	(157,365)
Cash flows provided by (used in) financing activities:
Dividends to stockholders	(443,059)	(363,712)
Dividends to preferred stockholders	(413)	(413)
Repurchases of common stock	(24,713)	—
Issuance of senior notes	—	750,000
Redemption of senior notes	—	(667,472)
Payments of deferred financing costs	—	(9,449)
Borrowings (repayments) on bank credit facilities, net	228,000	(92,800)
Payment of contingent acquisition consideration	(116,924)	—
Employee tax withholding for settlement of equity compensation awards	(466)	(4,885)
Other	(150)	(34)
Net cash used in financing activities	(357,725)	(388,765)
Net increase (decrease) in cash and cash equivalents	1,158	(640)
Cash and cash equivalents, beginning of period	1,235	640
Cash and cash equivalents, end of period	$2,393	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$135,426	132,630
Cash received during the period for income taxes	$38,910	16,913
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(11,318)	22,675

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and September 30, 2021, the results of the Company’s operations for the three and nine months ended September 30, 2020 and 2021, and cash flows for the nine months ended September 30, 2020 and 2021. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss).

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

(c)	Recently Adopted Accounting Standard

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

All customer relationships are subject to amortization and are amortized over a weighted average period of 20 years, which reflects the remaining economic life of the relationships as of September 30, 2021. The changes in the carrying amount of customer relationships for the nine months ended September 30, 2021 were as follows (in thousands):

Customer relationships as of December 31, 2020	$1,427,447
Amortization of customer relationships	(53,004)
Customer relationships as of September 30, 2021	$1,374,443

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2021	$17,668
Year ending December 31, 2022	70,672
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Thereafter	1,074,087
Total	$1,374,443

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and nine months ended September 30, 2020 and 2021 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and processing services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $2 million during both the three months ended September 30, 2020 and 2021, and $5 million and $7 million during the nine months ended September 30, 2020 and 2021, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $6 million and $8 million during the three months ended September 30, 2020 and 2021, respectively, and $18 million and $24 million during the nine months ended September 30, 2020 and 2021, respectively.  These costs relate to: (i) various business

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on (i) the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable, and (ii) an annual management services fee.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it.  See Note 9—Equity-Based Compensation and Cash Awards.

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

Gathering and Compression Agreement

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. For the three and nine months ended September 30, 2020, Antero Resources earned rebates of $12 million and $36 million, respectively, from the Company by achieving the first level volumetric target during the first, second and third quarters of 2020. Antero Resources did not earn any rebates from the Company for the three and nine months ended September 30, 2021 since Antero Resources did not achieve any volumetric targets during the first, second or third quarters of 2021. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

Minimum revenue amounts under the gathering and compression minimum volume commitments as of September 30, 2021 are as follows (in thousands):

Remainder of year ending December 31, 2021	$23,119
Year ending December 31, 2022	249,029
Year ending December 31, 2023	249,029
Year ending December 31, 2024	249,712
Year ending December 31, 2025	235,940
Thereafter	558,288
Total	$1,565,117

(b)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For more information on reportable segments, see Note 14—Reportable Segments.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2021	2020	2021	Reportable Segment
Revenue from contracts with customers
Type of service
Gathering—low pressure	$92,673	87,139	259,612	265,206	Gathering and Processing (1)
Gathering—low pressure rebate	(12,000)	—	(36,000)	—	Gathering and Processing (1)
Gathering—high pressure	57,665	51,812	158,155	154,065	Gathering and Processing (1)
Compression	51,876	49,765	145,567	147,273	Gathering and Processing (1)
Fresh water delivery	40,398	33,004	143,116	108,113	Water Handling
Other fluid handling	20,603	20,752	79,420	60,059	Water Handling
Amortization of customer relationships	(9,342)	(9,271)	(27,819)	(27,813)	Gathering and Processing
Amortization of customer relationships	(8,458)	(8,397)	(25,192)	(25,191)	Water Handling
Total	$233,415	224,804	696,859	681,712

Type of contract
Per Unit Fixed Fee	$202,214	188,716	563,334	566,544	Gathering and Processing (1)
Gathering—low pressure rebate	(12,000)	—	(36,000)	—	Gathering and Processing (1)
Per Unit Fixed Fee	40,398	33,004	143,116	108,113	Water Handling
Cost plus 3%	17,743	16,952	72,430	48,727	Water Handling
Cost of service fee	2,860	3,800	6,990	11,332	Water Handling
Amortization of customer relationships	(9,342)	(9,271)	(27,819)	(27,813)	Gathering and Processing
Amortization of customer relationships	(8,458)	(8,397)	(25,192)	(25,191)	Water Handling
Total	$233,415	224,804	696,859	681,712
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.

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

Under the Company’s service contracts, the Company invoices customers after its performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s service contracts do not give rise to contract assets or liabilities. At December 31, 2020 and September 30, 2021, the Company’s receivables with customers were $74 million and $85 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(6) Property and Equipment

The Company’s investment in property and equipment for the periods presented is as follows:

			(Unaudited)
	Estimated	December 31,	September 30,
(in thousands)	Useful Lives	2020	2021
Land	n/a	$23,582	23,369
Gathering systems and facilities	40-50 years (1)	2,643,927	2,688,091
Permanent buried pipelines and equipment	7-20 years	545,419	567,376
Surface pipelines and equipment	1-7 years	50,916	54,456
Heavy trucks and equipment	3-5 years	5,919	5,157
Above ground storage tanks	5-10 years	2,483	2,871
Construction-in-progress	n/a	139,506	242,627
Total property and equipment		3,411,752	3,583,947
Less accumulated depreciation		(157,708)	(238,104)
Property and equipment, net		$3,254,044	3,345,843
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

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

Additionally, the Company incurred facility idling costs for the care and maintenance of its wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) of $3 million and $1 million during the three months ended September 30, 2020 and 2021, respectively, and $14 million and $3 million during the nine months ended September 30, 2020 and 2021, respectively. The Clearwater Facility was fully impaired when it was idled in September 2019.

(7) Long-Term Debt

The Company’s long-term debt as of December 31, 2020 and September 30, 2021 was as follows:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2020	2021
Credit Facility (a)	$613,500	520,700
5.375% senior notes due 2024 (b)	650,000	—
7.875% senior notes due 2026 (c)	550,000	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
5.375% senior notes due 2029 (f)	—	750,000
Total principal	3,113,500	3,120,700
Unamortized debt premiums	4,261	2,208
Unamortized debt issuance costs	(26,135)	(27,348)
Total long-term debt	$3,091,626	3,095,560

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility with a consortium of banks. On October 26,

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2021, the Company entered into an amended and restated senior secured revolving credit facility. References in the notes to the condensed consolidated financial statements to the (i) “Prior Credit Facility” refers to the senior secured revolving credit facility in effect for periods before October 26, 2021, (ii) “New Credit Facility” refers to the senior secured revolving credit facility in effect on or after October 26, 2021 and (ii) “Credit Facility” refers to Prior Credit Facility and New Credit Facility collectively. As of September 30, 2021, lender commitments under the Prior Credit Facility were $2.13 billion. As of October 26, 2021, the New Credit Facility has lender commitments of $1.25 billion and matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the New Credit Facility will mature on such date.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Company’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2020 and September 30, 2021.

The Prior Credit Facility provides for borrowing under either a Base Rate or Eurodollar Rate Loan (as each term is defined in the Prior Credit Facility), and the New Credit Facility provides for borrowing under either Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as each term is defined in the New Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) base rate loans, quarterly and (ii) Eurodollar Rate Loans or SOFR Loans at the end of the applicable interest period if three months or shorter or every three months if the applicable interest period is longer than three months. Interest is payable at a variable rate based on (i) LIBOR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate under the Prior Credit Facility or (ii) SOFR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate under the New Credit Facility. Interest at the time of borrowing is determined with reference to the Borrower’s then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% subject to certain exceptions based on the leverage ratio then in effect.

As of December 31, 2020, the Borrower had outstanding borrowings under the Prior Credit Facility of $614 million with a weighted average interest rate of 1.66%. As of September 30, 2021, the Borrower had outstanding borrowings under the Prior Credit Facility of $521 million with a weighted average interest rate of 1.59%. No letters of credit under the Prior Credit Facility were outstanding at either December 31, 2020 or September 30, 2021.

(b)	5.375% Senior Notes Due 2024

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corporation (“Finance Corp,” and together with Antero Midstream Partners, the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes were recorded at their fair value of $652.6 million as of March 12, 2019, which included a premium of $2.6 million that was amortized into interest expense over the contractual life of the 2024 Notes. The Issuers redeemed all $650 million of the 2024 Notes at 102.688% of par on June 8, 2021, and recognized a loss of $21 million on the early extinguishment of debt during the second quarter of 2021, which includes the write-off of all unamortized debt premium and issuance costs. The 2024 Notes were unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2024 Notes were fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2024 Notes was payable on March 15 and September 15 of each year.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

During the three and nine months ended September 30, 2020 and 2021, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities as of December 31, 2020 and September 30, 2021 consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2020	2021
Capital expenditures	$11,307	29,591
Operating expenses	10,038	9,372
Interest expense	46,209	40,944
Production taxes	3,368	2,929
Other	4,025	2,740
Total accrued liabilities	$74,947	85,576

(9) Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

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

AR LTIP

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Equity-based compensation expense allocated to the Company from Antero Resources was $1.2 million and $0.3 million for the three months ended September 30, 2020 and 2021, respectively and $4.5 million and $1.8 million for the nine months ended September 30, 2020 and 2021, respectively. For grants made prior to March 12, 2019, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $1.9 million as of September 30, 2021. A portion of this unamortized cost will be allocated to Antero Midstream as it is amortized over the remaining service period of the related awards. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP or the Antero Resources Corporation 2020 Long-Term Incentive Plan following March 12, 2019.

AM LTIP

The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board of Directors (the “Board”). As of September 30, 2021, a total of 10,041,012 shares were available for future grant under the AM LTIP. The Company recognized expense related to these awards, which does not include expense for the Company’s performance share unit (“PSU”) awards, of $2.3 million and $2.8 million for the three months ended September 30, 2020 and 2021, respectively, and $5.0 million and $7.9 million for the nine months ended September 30, 2020 and 2021, respectively.

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity during the nine months ended September 30, 2021 is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2020	3,314,955	$8.09
Granted	1,791,444	8.71
Vested	(1,267,750)	9.07
Forfeited	(221,710)	7.36
Total AM LTIP RSUs awarded and unvested—September 30, 2021	3,616,939	$8.10

As of September 30, 2021, unamortized expense of $24.1 million related to the unvested RSUs is expected to be recognized over a weighted average period of approximately 2.8 years and the Company’s proportionate share will be allocated to it as it is recognized.

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

The likelihood of achieving the performance conditions related to return on invested capital for the PSU awards outstanding was probable for the three and nine months ended September 30, 2020 and 2021. The Company recognized expense of $0.1 million for both the three months ended September 30, 2020 and 2021, and $0.2 million and $0.7 million for the nine months ended September 30, 2020 and 2021, respectively. As of September 30, 2021, there was $0.3 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 0.5 years.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2020 and September 30, 2021, the Company has recorded $1.8 million and $1.0 million, respectively, in other liabilities in the condensed consolidated balance sheets related to unvested cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2019	January 31, 2020	February 12, 2020	$148,876	$0.3075
*	February 14, 2020	February 14, 2020	138	*
Q1 2020	April 30, 2020	May 12, 2020	147,519	0.3075
*	May 15, 2020	May 15, 2020	137	*
Q2 2020	July 30, 2020	August 12, 2020	146,664	0.3075
*	August 14, 2020	August 14, 2020	138	*
Q3 2020	October 29, 2020	November 12, 2020	146,581	0.3075
*	November 16, 2020	November 16, 2020	137	*
	Total 2020		$590,190

Q4 2020	February 3, 2021	February 11, 2021	$147,194	$0.3075
*	February 16, 2021	February 16, 2021	138	*
Q1 2021	April 28, 2021	May 12, 2021	108,799	0.2250
*	May 17, 2021	May 17, 2021	137	*
Q2 2021	July 28, 2021	August 11, 2021	107,719	0.2250
*	August 16, 2021	August 16, 2021	138	*
	Total 2021		$364,125
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Earnings Per Common Share.

On October 13, 2021, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.225 per share for the quarter ended September 30, 2021. The dividend will be payable on November 10, 2021 to stockholders of record as of October 27, 2021. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream to be paid on November 15, 2021 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Earnings Per Common Share. As of September 30, 2021, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding during the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2021	2020	2021
Basic weighted average number of shares outstanding	476,578	477,442	478,831	477,196
Add: Dilutive effect of RSUs	254	1,093	—	1,113
Add: Dilutive effect of PSUs	—	200	—	232
Add: Dilutive effect of Series A Preferred Stock	1,862	960	—	960
Diluted weighted average number of shares outstanding	478,694	479,695	478,831	479,501

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
RSUs	2,995	235	2,168	283
Series A Preferred Shares	—	—	1,862	—
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2020	2021	2020	2021
Net income (loss)	$105,507	89,327	(198,985)	252,991
Less preferred stock dividends	(138)	(138)	(413)	(413)
Net income (loss) available to common shareholders	$105,369	89,189	(199,398)	252,578

Net income (loss) per share–basic	$0.22	0.19	(0.42)	0.53
Net income (loss) per share–diluted	$0.22	0.19	(0.42)	0.53

Weighted average common shares outstanding–basic	476,578	477,442	478,831	477,196
Weighted average common shares outstanding–diluted	478,694	479,695	478,831	479,501

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

Senior Unsecured Notes

As of December 31, 2020 and September 30, 2021, the fair value and carrying value of the Company’s Senior Notes were as follows:

			(Unaudited)
	December 31, 2020		September 30, 2021
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2024 Notes	$633,750	646,391	—	—
2026 Notes	569,250	543,267	599,500	544,028
2027 Notes	637,000	645,390	667,875	645,820
2028 Notes	624,000	643,078	673,530	643,693
2029 Notes	—	—	772,500	741,319
Total	$2,464,000	2,478,126	2,713,405	2,574,860
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.

Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable at December 31, 2020 and September 30, 2021 approximated fair value because of their short-term nature. The carrying value of the amounts under the Prior Credit Facility at December 31, 2020 and September 30, 2021 approximated fair value because the variable interest rates are reflective of current market conditions.

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
		MarkWest	in Unconsolidated
(in thousands)	Stonewall	Joint Venture	Affiliates
Balance at December 31, 2020	$137,632	584,846	722,478
Additional investments	—	2,070	2,070
Equity in earnings of unconsolidated affiliates	4,918	61,429	66,347
Distributions from unconsolidated affiliates	(10,215)	(76,900)	(87,115)
Balance at September 30, 2021	$132,335	571,445	703,780

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

The summarized operating results and assets of the Company’s reportable segments were as follows for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$190,214	61,001	—	251,215
Amortization of customer relationships	(9,342)	(8,458)	—	(17,800)
Total revenues	180,872	52,543	—	233,415
Operating expenses:
Direct operating	16,078	21,974	—	38,052
General and administrative	8,137	3,100	1,995	13,232
Facility idling	—	2,527	—	2,527
Impairment of property and equipment	947	—	—	947
Depreciation	14,900	11,901	—	26,801
Accretion of asset retirement obligations	—	39	—	39
Total operating expenses	40,062	39,541	1,995	81,598
Operating income	$140,810	13,002	(1,995)	151,817

Equity in earnings of unconsolidated affiliates	$23,173	—	—	23,173
Total assets	$4,383,313	1,146,687	143,504	5,673,504
Additions to property and equipment	$34,041	7,810	—	41,851

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Three Months Ended September 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$188,716	53,511	—	242,227
Revenue–third-party	—	245	—	245
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	179,445	45,359	—	224,804
Operating expenses:
Direct operating	16,161	23,338	—	39,499
General and administrative	9,076	4,554	1,180	14,810
Facility idling	—	870	—	870
Impairment of property and equipment	—	203	—	203
Depreciation	15,151	12,336	—	27,487
Accretion of asset retirement obligations	—	114	—	114
Total operating expenses	40,388	41,415	1,180	82,983
Operating income	$139,057	3,944	(1,180)	141,821

Equity in earnings of unconsolidated affiliates	$24,088	—	—	24,088
Total assets	$4,416,828	1,100,884	15,921	5,533,633
Additions to property and equipment, net	$69,069	13,514	—	82,583

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$527,334	222,536	—	749,870
Amortization of customer relationships	(27,819)	(25,192)	—	(53,011)
Total revenues	499,515	197,344	—	696,859
Operating expenses:
Direct operating	43,528	85,319	—	128,847
General and administrative	23,420	9,685	6,086	39,191
Facility idling	—	13,680	—	13,680
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	947	89,083	—	90,030
Depreciation	42,356	39,533	—	81,889
Accretion of asset retirement obligations	—	142	—	142
Loss on asset sale	—	240	—	240
Total operating expenses	685,712	237,682	6,086	929,480
Operating loss	$(186,197)	(40,338)	(6,086)	(232,621)

Equity in earnings of unconsolidated affiliates	$63,197	—	—	63,197
Total assets	$4,383,313	1,146,687	143,504	5,673,504
Additions to property and equipment	$137,978	27,287	—	165,265

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Nine Months Ended September 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$566,544	167,832	—	734,376
Revenue–third-party	—	340	—	340
Amortization of customer relationships	(27,813)	(25,191)	—	(53,004)
Total revenues	538,731	142,981	—	681,712
Operating expenses:
Direct operating	50,409	67,959	—	118,368
General and administrative	26,459	17,107	3,425	46,991
Facility idling	—	3,033	—	3,033
Impairment of property and equipment	1,218	364	—	1,582
Depreciation	44,268	36,688	—	80,956
Accretion of asset retirement obligations	—	347	—	347
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	125,982	125,498	3,425	254,905
Operating income	$412,749	17,483	(3,425)	426,807

Equity in earnings of unconsolidated affiliates	$66,347	—	—	66,347
Total assets	$4,416,828	1,100,884	15,921	5,533,633
Additions to property and equipment, net	$120,727	36,221	—	156,948

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

2021 Developments and Highlights

COVID-19 Pandemic

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. Governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil, and to a lesser extent, natural gas and NGLs. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased and demand for oil, natural gas and NGLs, and related commodity pricing, has improved. However, new variants of the virus could cause further commodity market volatility and resulting financial market instability, and these are variables beyond our control that may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates, available borrowings under our Credit Facility (defined below in “—Capital Resources and Liquidity—Debt Agreements—Senior Secured Revolving Credit Facility ”) and our ability to access the capital markets.

As a midstream energy company, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. As such, we have continued to operate throughout the pandemic as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations and corporate offices, and these protocols have not reduced Antero Resources’ production and our throughput in a significant manner. A substantial portion of our non-field level employees operated in remote work from home arrangements through September 30, 2021, and due to the rise of COVID-19 cases as a result of new variants of the virus, our plans to return to full-time in-office arrangements during the third quarter of 2021 have been deferred in order to protect the health and safety of our employees and contract workers. We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting.

Neither our nor Antero Resources’ supply chain has experienced any significant interruptions. Prior to the COVID-19 pandemic, Antero Resources had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for its condensate volumes, and as a result of the pandemic, Antero Resources has expanded its customer base and its condensate storage capacity within the Appalachian Basin. However, if Antero Resources or our other customers were to experience any production curtailments or shut-ins it would reduce throughput for our gathering and processing systems. In addition, if our customers were to delay or discontinue drilling or completion activities, it would reduce the volumes of water that we handle and therefore revenues for our water distribution and handling business.

Financing Highlights

Credit Facility

On October 26, 2021, we entered into an amended and restated senior secured revolving credit facility with lender commitments of $1.25 billion, which matures on October 26, 2026; provided that if on November 17, 2025 any of the 7.875% senior unsecured notes due May 15, 2026 (the “2026 Notes”) are outstanding, the New Credit Facility will mature on such date. We elected to reduce our commitments from $2.13 billion under the Prior Credit Facility (as defined in “—Capital Resources and Liquidity—Debt Agreements—Senior Secured Revolving Credit Facility ”) to $1.25 billion to better align with our expected future liquidity needs. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements—Credit Facility” for more information.

Issuance of Senior Notes

On June 8, 2021, we issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners LP’s (“Antero Midstream Partners”) wholly owned subsidiaries (other than Antero Midstream Finance Corporation) and certain of its future restricted subsidiaries. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Redemption of Senior Notes

On June 8, 2021, we redeemed all of our outstanding 5.375% Senior Notes Due September 15, 2024 (the “2024 Notes”) at a redemption price of 102.688% of the principal amount therefore, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

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

For the three months ended September 30, 2021, Antero Resources delivered low pressure gathering volumes of 2,880 MMcf/d, and as a result, no quarterly fee reduction was earned during the period. During the nine months ended September 30, 2021, Antero Resources did not earn any fee reductions.

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

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2021

The operating results of our reportable segments were as follows for the three months ended September 30, 2020 and 2021:

	Three Months Ended September 30, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$202,214	61,001	—	263,215
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,342)	(8,458)	—	(17,800)
Total revenues	180,872	52,543	—	233,415
Operating expenses:
Direct operating	16,078	21,974	—	38,052
General and administrative (excluding equity-based compensation)	5,405	2,579	1,570	9,554
Equity-based compensation	2,732	521	425	3,678
Facility idling	—	2,527	—	2,527
Impairment of property and equipment	947	—	—	947
Depreciation	14,900	11,901	—	26,801
Accretion of asset retirement obligations	—	39	—	39
Total operating expenses	40,062	39,541	1,995	81,598
Operating income	140,810	13,002	(1,995)	151,817
Other income (expense):
Interest expense, net	—	—	(34,501)	(34,501)
Equity in earnings of unconsolidated affiliates	23,173	—	—	23,173
Total other income (expense)	23,173	—	(34,501)	(11,328)
Income before income taxes	163,983	13,002	(36,496)	140,489
Provision for income tax expense	—	—	(34,982)	(34,982)
Net income and comprehensive income	$163,983	13,002	(71,478)	105,507

Adjusted EBITDA(2)				$228,567
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Three Months Ended September 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$188,716	53,511	—	242,227
Revenue–third-party	—	245	—	245
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	179,445	45,359	—	224,804
Operating expenses:
Direct operating	16,161	23,338	—	39,499
General and administrative (excluding equity-based compensation)	6,533	4,069	953	11,555
Equity-based compensation	2,543	485	227	3,255
Facility idling	—	870	—	870
Impairment of property and equipment	—	203	—	203
Depreciation	15,151	12,336	—	27,487
Accretion of asset retirement obligations	—	114	—	114
Total operating expenses	40,388	41,415	1,180	82,983
Operating income	139,057	3,944	(1,180)	141,821
Other income (expense):
Interest expense, net	—	—	(44,544)	(44,544)
Equity in earnings of unconsolidated affiliates	24,088	—	—	24,088
Total other income (expense)	24,088	—	(44,544)	(20,456)
Income before income taxes	163,145	3,944	(45,724)	121,365
Provision for income tax expense	—	—	(32,038)	(32,038)
Net income and comprehensive income	$163,145	3,944	(77,762)	89,327

Adjusted EBITDA(2)				$219,478
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The following table sets forth the operating data for Antero Midstream and its subsidiaries for the three months ended September 30, 2020 and 2021:

	Three Months Ended		Amount of
	September 30,		Increase	Percentage
	2020	2021	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	280,688	264,999	(15,689)	(6)%
Compression (MMcf)	259,523	251,555	(7,968)	(3)%
Gathering—high pressure (MMcf)	276,699	258,585	(18,114)	(7)%
Fresh water delivery (MBbl)	10,202	8,335	(1,867)	(18)%
Other fluid handling (MBbl)	5,151	4,325	(826)	(16)%
Wells serviced by fresh water delivery	21	18	(3)	(14)%
Gathering—low pressure (MMcf/d)	3,051	2,880	(171)	(6)%
Compression (MMcf/d)	2,821	2,734	(87)	(3)%
Gathering—high pressure (MMcf/d)	3,008	2,811	(197)	(7)%
Fresh water delivery (MBbl/d)	111	91	(20)	(18)%
Other fluid handling (MBbl/d)	56	47	(9)	(16)%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.33	—	*
Average compression fee ($/Mcf)	$0.20	0.20	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.20	(0.01)	(5)%
Average fresh water delivery fee ($/Bbl)	$3.96	3.96	—	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	136,555	141,580	5,025	4%
Fractionation—Joint Venture (MBbl)	3,552	3,408	(144)	(4)%
Processing—Joint Venture (MMcf/d)	1,484	1,539	55	4%
Fractionation—Joint Venture (MBbl/d)	39	37	(2)	(5)%
*	Not meaningful or applicable.

Revenues. Total revenues decreased by 4%, from $233 million, including amortization of customer relationships of $18 million, for the three months ended September 30, 2020, to $225 million, including amortization of customer relationships of $18 million, for the three months ended September 30, 2021. Gathering and processing revenues decreased by 1%, from $181 million for the three months ended September 30, 2020 to $180 million for the three months ended September 30, 2021. Water handling revenues decreased by 14%, from $52 million for the three months ended September 30, 2020 to $45 million for the three months ended September 30, 2021. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $7 million period over period due to $12 million in lower rebates to Antero Resources during the three months ended September 30, 2021, partially offset by decreased throughput volumes of 16 Bcf, or 171 MMcf/d. Low pressure gathering volumes decreased period over period primarily as a result of (i) natural production decline due to fewer new wells being connected to the system between periods and (ii) downtime at certain processing and fractionation facilities during the third quarter of 2021.
●	Compression revenue decreased $2 million period over period, and throughput volumes also decreased period over period by 8 Bcf, or 87 MMcf/d. The compression volumes decreased period over period primarily a result of to (i) natural production decline due to fewer new wells being connected to the system between periods and (ii) downtime at certain processing and fractionation facilities during the third quarter of 2021.
●	High pressure gathering revenue decreased $6 million period over period, and throughput volumes also decreased period over period by 18 Bcf, or 197 MMcf/d. The high pressure gathering volumes decreased period over period primarily as a result of (i) natural production decline due to fewer new wells being connected to the system between periods and (ii) downtime at certain processing and fractionation facilities during the third quarter of 2021.

Water Handling

●	Fresh water delivery revenue decreased $7 million period over period, and fresh water volumes also decreased period over period by 1,867 MBbl or 20 MBbl/d primarily as a result of a decrease in the number of wells completed.
●	Other fluid handling services revenue remained consistent during the three months ended September 30, 2020 and 2021.

Direct operating expenses. Total direct operating expenses increased by 4%, from $38 million for the three months ended September 30, 2020 to $39 million for the three months ended September 30, 2021. Gathering and processing direct operating expenses remained consistent at $16 million for the three months ended September 30, 2020 and 2021 primarily due to higher ad valorem taxes between periods, offset by lower direct operating expenses due to lower throughput volumes between periods. Water handling direct operating expenses increased by 6%, from $22 million for the three months ended September 30, 2020 to $23 million for the three months ended September 30, 2021. The increase was primarily due to higher water trucking and disposal costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased 21%, from $10 million for the three months ended September 30, 2020 to $12 million for three months ended September 30, 2021 primarily due to higher costs allocated to us from Antero Resources during the third quarter of 2021.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $4 million and $3 million for the three months ended September 30, 2020 and 2021, respectively.

Facility idling expenses. Facility idling expenses decreased 66%, from $3 million for the three months ended September 30, 2020 to $1 million for the three months ended September 30, 2021 primarily due to reduced Clearwater Facility decommissioning costs between periods.

Depreciation expense. Total depreciation expense remained consistent at $27 million for the three months ended September 30, 2020 and 2021.

Interest expense. Interest expense increased by 29%, from $35 million for the three months ended September 30, 2020 to $45 million for the three months ended September 30, 2021 primarily due to the issuance of (i) $550 million of 2026 Notes on November 10, 2020 and (ii) $750 million of 2029 Notes on June 8, 2021, partially offset by lower borrowings under the Prior Credit Facility during the three months ended September 30, 2021 and the redemption of all $650 million of the 2024 Notes on June 8, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates remained relatively consistent at $23 million for the three months ended September 30, 2020 and $24 million for three months ended September 30, 2021 primarily due to one new Joint Venture processing plant with nameplate capacity of 200 MMcf/d being placed in service during July 2021, partially offset by the effects of the processing plant and fractionation facility downtime during the third quarter of 2021.

Provision for income tax expense. Income tax expense for the three months ended September 30, 2020 and 2021 was $35 million and $32 million, respectively, which reflects effective tax rates of 24.9% and 26.4%, respectively.

Net income. Net income decreased by 15% from $106 million for the three months ended September 30, 2020 to $89 million for the three months ended September 30, 2021 primarily due to lower water handling revenues and higher interest expense between periods.

Adjusted EBITDA. Adjusted EBITDA decreased by 4%, from $229 million for the three months ended September 30, 2020 to $219 million for the three months ended September 30, 2021. The decrease was primarily due to lower water handling revenues between periods. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2021

The operating results of our reportable segments were as follows for the nine months ended September 30, 2020 and 2021:

	Nine Months Ended September 30, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$563,334	222,536	—	785,870
Gathering—low pressure rebate	(36,000)	—	—	(36,000)
Amortization of customer relationships	(27,819)	(25,192)	—	(53,011)
Total revenues	499,515	197,344	—	696,859
Operating expenses:
Direct operating	43,528	85,319	—	128,847
General and administrative (excluding equity-based compensation)	15,889	8,178	5,411	29,478
Equity-based compensation	7,531	1,507	675	9,713
Facility idling	—	13,680	—	13,680
Impairment of goodwill	575,461	—	—	575,461
Impairment of property and equipment	947	89,083	—	90,030
Depreciation	42,356	39,533	—	81,889
Accretion of asset retirement obligations	—	142	—	142
Loss on asset sale	—	240	—	240
Total operating expenses	685,712	237,682	6,086	929,480
Operating loss	(186,197)	(40,338)	(6,086)	(232,621)
Other income (expense):
Interest expense, net	—	—	(107,443)	(107,443)
Equity in earnings of unconsolidated affiliates	63,197	—	—	63,197
Total other income (expense)	63,197	—	(107,443)	(44,246)
Loss before income taxes	(123,000)	(40,338)	(113,529)	(276,867)
Provision for income tax benefit	—	—	77,882	77,882
Net loss and comprehensive loss	$(123,000)	(40,338)	(35,647)	(198,985)

Adjusted EBITDA(2)				$647,178
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Nine Months Ended September 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$566,544	167,832	—	734,376
Revenue–third-party	—	340	—	340
Amortization of customer relationships	(27,813)	(25,191)	—	(53,004)
Total revenues	538,731	142,981	—	681,712
Operating expenses:
Direct operating	50,409	67,959	—	118,368
General and administrative (excluding equity-based compensation)	18,869	15,053	2,743	36,665
Equity-based compensation	7,590	2,054	682	10,326
Facility idling	—	3,033	—	3,033
Impairment of property and equipment	1,218	364	—	1,582
Depreciation	44,268	36,688	—	80,956
Accretion of asset retirement obligations	—	347	—	347
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	125,982	125,498	3,425	254,905
Operating income	412,749	17,483	(3,425)	426,807
Other income (expense):
Interest expense, net	—	—	(130,915)	(130,915)
Equity in earnings of unconsolidated affiliates	66,347	—	—	66,347
Loss on early extinguishment of debt	—	—	(20,701)	(20,701)
Total other income (expense)	66,347	—	(151,616)	(85,269)
Income before income taxes	479,096	17,483	(155,041)	341,538
Provision for income tax expense	—	—	(88,547)	(88,547)
Net income and comprehensive income	$479,096	17,483	(243,588)	252,991

Adjusted EBITDA(2)				$663,765
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The following table sets forth the operating data for Antero Midstream and its subsidiaries for the nine months ended September 30, 2020 and 2021.

	Nine Months Ended		Amount of
	September 30,		Increase	Percentage
	2020	2021	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	788,950	787,993	(957)	*
Compression (MMcf)	729,467	744,798	15,331	2%
Gathering—high pressure (MMcf)	780,524	768,869	(11,655)	(1)%
Fresh water delivery (MBbl)	36,139	27,234	(8,905)	(25)%
Other fluid handling (MBbl)	16,184	12,657	(3,527)	(22)%
Wells serviced by fresh water delivery	86	59	(27)	(31)%
Gathering—low pressure (MMcf/d)	2,879	2,886	7	*
Compression (MMcf/d)	2,662	2,728	66	2%
Gathering—high pressure (MMcf/d)	2,849	2,816	(33)	(1)%
Fresh water delivery (MBbl/d)	132	100	(32)	(24)%
Other fluid handling (MBbl/d)	59	46	(13)	(22)%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf) (1)	$0.33	0.33	—	*
Average compression fee ($/Mcf)	$0.20	0.20	—	*
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average fresh water delivery fee ($/Bbl)	$3.96	3.97	0.01	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	384,860	402,030	17,170	4%
Fractionation—Joint Venture (MBbl)	9,549	10,256	707	7%
Processing—Joint Venture (MMcf/d)	1,405	1,473	68	5%
Fractionation—Joint Venture (MBbl/d)	35	38	3	9%
*	Not meaningful or applicable.
(1)	The nine months ended September 30, 2021 average realized fee does not include $2.4 million of low pressure gathering fee revenues which volumes relate to prior periods.

Revenues. Total revenues decreased by 2%, from $697 million, including amortization of customer relationships of $53 million, for the nine months ended September 30, 2020, to $682 million, including amortization of customer relationships of $53 million, for the nine months ended September 30, 2021. Gathering and processing revenues increased by 8%, from $499 million for the nine months ended September 30, 2020 to $539 million for the nine months ended September 30, 2021. Water handling revenues decreased by 28%, from $198 million for the nine months ended September 30, 2020 to $143 million for the nine months ended September 30, 2021. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $42 million period over period due to $36 million in lower rebates to Antero Resources during the nine months ended September 30, 2021, and decreased throughput volumes of 1 Bcf. Low pressure gathering volumes decreased between periods primarily due to downtime at certain processing and fractionation facilities during the third quarter of 2021, partially offset by 66 additional wells connected to our system since September 30, 2020.
●	Compression revenue increased $2 million period over period due to increased throughput volumes of 16 Bcf, or 66 MMcf/d, primarily due to additional wells connected to our system since September 30, 2020, and one new compressor that came online during in the summer of 2020, partially offset by downtime at certain processing and fractionation facilities during the third quarter of 2021.
●	High pressure gathering revenue decreased $4 million period over period due to decreased throughput volumes of 12 Bcf, or 33 MMcf/d. The high pressure gathering volumes decreased period over period primarily as a result of downtime at certain processing and fractionation facilities during the third quarter of 2021, partially offset by new wells connected to our system since September 30, 2020.

Water Handling

●	Fresh water delivery revenue decreased $35 million period over period due to decreased fresh water delivery volumes of 8,905 MBbl, or 32 MBbl/d, as a result of a decrease in the number of wells completed.
●	Other fluid handling services revenue decreased $20 million primarily due to a $23 million decrease in services that are billed at cost plus 3% as a result of operational efficiencies associated with our flowback and produced water blending services and cost reductions, partially offset by a $4 million increase in water blending services.

Direct operating expenses. Total direct operating expenses decreased by 8%, from $129 million for the nine months ended September 30, 2020 to $118 million for the nine months ended September 30, 2021. Gathering and processing direct operating expenses increased 16% from $44 million for the nine months ended September 30, 2020 to $50 million for the nine months ended September 30, 2021 primarily due to higher maintenance expense and ad valorem taxes between periods, as well as increased expense from one new compressor station that came online in the summer of 2020. Water handling direct operating expenses decreased by 20%, from $85 million for the nine months ended September 30, 2020 to $68 million for the nine months ended September 30, 2021. The decrease was primarily due to operational efficiencies associated with flowback and produced wastewater services.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased 24%, from $29 million for the nine months ended September 30, 2020 to $37 million for nine months ended September 30, 2021 primarily due to (i) higher salary and wage expense, which includes our annual incentive program that was significantly reduced during 2020 (ii) higher costs allocated to us from Antero Resources during 2021and (iii) legal costs associated with the Clearwater Facility, partially offset by cost reduction efforts between periods.

Equity-based compensation expenses. Equity-based compensation expenses remained consistent at $10 million for the nine months ended September 30, 2020 and 2021.

Facility idling expenses. Facility idling expenses decreased 78%, from $14 million for the nine months ended September 30, 2020 to $3 million for the nine months ended September 30, 2021 primarily due to reduced Clearwater Facility decommissioning costs between periods.

Impairment of goodwill expense. Impairment of goodwill expense of $575 million for the nine months ended September 30, 2020 reflects an impairment of the goodwill that was associated with our gathering system due to declines in commodity prices and the industry environment.

Impairment of property and equipment expense. Impairment of property and equipment expense of $90 million for the nine months ended September 30, 2020 was primarily for the impairment of fresh water delivery assets in the Utica Shale region. Impairment of property and equipment expense of $2 million for the nine months ended September 30, 2021 was primarily due to a lower of cost of market adjustment for pipe inventory.

Depreciation expense. Total depreciation expense remained relatively consistent at $82 million and $81 million for the nine months ended September 30, 2020 and 2021, respectively.

Loss on asset sale. Loss on asset sale of $4 million for the nine months ended September 30, 2021 primarily relates to the sale of excess pipe inventory during the period.

Interest expense. Interest expense increased by 22%, from $107 million for the nine months ended September 30, 2020 to $131 million for the nine months ended September 30, 2021 primarily due to the issuance of (i) $550 million of 2026 Notes on November 10, 2020 and (ii) $750 million of 2029 Notes on June 8, 2021, partially offset by lower borrowings under the Prior Credit Facility during the nine months ended September 30, 2021 and the redemption of all $650 million of the 2024 Notes on June 8, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 5%, from $63 million for the nine months ended September 30, 2020 to $66 million for the nine months ended September 30, 2021 primarily attributable to an increase in the level of volume throughput at the Joint Venture between periods, including one new Joint Venture processing plant with nameplate capacity of 200 MMcf/d being placed in service during July 2021, partially offset by the effects of the processing plant and fractionation facility downtime during the third quarter of 2021.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the nine months ended September 30, 2021 of $21 million relates to the redemption of all $650 million of the 2024 Notes at a premium to par of $17 million as well as the write-off of $6 million of unamortized deferred financing costs, partially offset by $2 million of unamortized premium.

Provision for income tax benefit (expense). Income tax benefit for the nine months ended September 30, 2020 was $78 million primarily due to the loss before taxes for the period coupled with an $11 million rate benefit related to the carryback of net operating losses to prior tax years. Income tax expense for the nine months ended September 30, 2021 was $89 million primarily due to income before taxes for the period which reflects an effective tax rate of 25.9%.

Net income (loss). Net loss was $199 million for the nine months ended September 30, 2020 primarily due to a $575 million impairment of goodwill for our gathering system and a $90 million impairment of our freshwater delivery assets. Net income was $253 million for the nine months ended September 30, 2021 primarily due to higher gathering and processing revenues and lower direct operating and facility idling expenses between periods, offset by lower water handling revenues, higher interest expense and higher loss on early extinguishment of debt between periods.

Adjusted EBITDA. Adjusted EBITDA increased by 3%, from $647 million for the nine months ended September 30, 2020 to $664 million for the nine months ended September 30, 2021. The increase was primarily due to increased gathering and compression revenues and decreased direct operating expenses and facility idling costs between periods, partially offset by lower water handling revenues between periods. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

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

Our Board of Directors (the “Board”) declared a cash dividend on the shares of AM common stock of $0.225 per share for the quarter ended September 30, 2021. The dividend will be payable on November 10, 2021 to stockholders of record as of October 27, 2021. Our Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock, which will be paid on November 15, 2021 in accordance with their terms, which are discussed in Note 11—Equity and Earnings Per Common Share. As of September 30, 2021, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2021:

	Nine Months Ended September 30,
(in thousands)	2020	2021
Net cash provided by operating activities	$546,889	545,490
Net cash used in investing activities	(188,006)	(157,365)
Net cash used in financing activities	(357,725)	(388,765)
Net increase (decrease) in cash and cash equivalents	$1,158	(640)

Operating Activities. Net cash provided by operating activities was $547 million and $545 million for the nine months ended September 30, 2020 and 2021, respectively. The decrease in cash flows provided by operations for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily the result of (i) lower water handling revenues, (ii) lower income tax refunds and (iii) increased interest expense, partially offset by (i) higher gathering and processing revenues, (ii) lower direct operating and facility idling expenses and (iii) lower cash used for working capital, excluding income tax receivable, between periods. We received income tax refunds during the nine months ended September 30, 2020 and 2021 of $39 million and $17 million, respectively, from certain net operating loss carryback provisions included in the Coronavirus Aid, Relief, and Economic Security Act that was enacted in March 2020.

Investing Activities. Net cash flows used in investing activities was $188 million and $157 million for the nine months ended September 30, 2020 and 2021, respectively. The decrease in cash flows used in investing activities was primarily due to (i) a $17 million decrease in additions to our gathering system and (ii) a $23 million decrease in investments made in unconsolidated affiliates, partially offset by a $9 million increase in additions to our water handling system between periods.

Financing Activities. Net cash used in financing activities was $358 million and $389 million for the nine months ended September 30, 2020 and 2021, respectively. The increase in cash flows used in financing activities was primarily due to the redemption of $650 million of 2024 Notes at 102.688% of par on June 8, 2021 and $93 million net repayments on the Prior Credit Facility during the nine months ended September 30, 2021, partially offset by (i) the issuance of $750 million of 2029 Notes on June 8, 2021 and (ii) reduced dividends to stockholders of $79 million between periods, and (iii) no payments for contingent acquisition consideration or repurchases of common stock during the nine months ended September 30, 2021. During the nine months ended September 30, 2020, we used $125 million for payment to Antero Resources for contingent acquisition consideration (net of $8 million reflected in the cash flows provided by operating operations related to the accretion of fair value), $25 million for repurchases of common stock and incurred net borrowings on the Prior Credit Facility of $228 million.

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

For the three and nine months ended September 30, 2021, our capital expenditures were approximately $81 million and $182 million, respectively, including $1 million and $2 million of capital investment in the Joint Venture, respectively.

Debt Agreements

Credit Facility

Antero Midstream Partners, as borrower (the “Borrower”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, has a senior secured revolving credit facility with a consortium of banks. On October 26, 2021, we entered into an amended and restated senior secured revolving credit facility. References to the (i) “Prior Credit Facility” refers to the senior secured revolving credit facility in effect for periods before October 26, 2021, (ii) “New Credit Facility” refers to the senior secured revolving credit facility in effect on or after October 26, 2021 and (ii) “Credit Facility” refers to Prior Credit Facility and New Credit Facility collectively. The New Credit Facility provides for borrowing under either Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as each term is defined in the New Credit Facility).

The New Credit Facility has lender commitments of $1.25 billion and matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes are outstanding, the New Credit Facility will mature on such date. As of September 30, 2021, we had $521 million of borrowings and no letters of credit outstanding under the Prior Credit Facility.

We have a choice of borrowing in SOFR Loans or at the base rate. Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable (i) with respect to base rate loans, quarterly and (ii) with respect to SOFR

Loans, the last day of each Interest Period (as defined below); provided that if any Interest Period for a SOFR Loan exceeds three months, interest will be payable on the respective dates that fall every three months after the beginning of such Interest Period. SORF Loans bear interest at a rate per annum equal to the rate for SOFR rate loans for one, two, three or six months (the “Interest Period”) plus an applicable margin ranging from 150 to 250 basis points (subject to certain exceptions), depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month SOFR Rate loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points (subject to certain exceptions) depending on the leverage ratio then in effect.

The Credit Facility is guaranteed by our subsidiaries and is secured by mortgages on substantially all of Antero Midstream Partners’ and its subsidiaries’ properties. The New Credit Facility contains restrictive covenants that may limit our ability to, among other things:

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

We were in compliance with the applicable covenants and ratios as of September 30, 2021 under the Prior Credit Facility.

Please refer to Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information on our Credit Facility.

Senior Notes

Please refer to Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2020 Form 10-K for information on our Senior Notes.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. In our presentation of Adjusted EBITDA for the three months ended September 30, 2020 and 2021 net income (loss) and the corresponding adjustments reflect our actual results of operations.

We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss on asset sale, loss on early extinguishment of debt and including cash distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2021	2020	2021
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$105,507	89,327	(198,985)	252,991
Interest expense, net	34,501	44,544	107,443	130,915
Provision for income tax expense (benefit)	34,982	32,038	(77,882)	88,547
Amortization of customer relationships	17,800	17,668	53,011	53,004
Depreciation expense	26,801	27,487	81,889	80,956
Impairment	947	203	665,491	1,582
Accretion of asset retirement obligations	39	114	142	347
Equity-based compensation	3,678	3,255	9,713	10,326
Equity in earnings of unconsolidated affiliates	(23,173)	(24,088)	(63,197)	(66,347)
Distributions from unconsolidated affiliates	27,485	28,930	69,313	87,115
Loss on early extinguishment of debt	—	—	—	20,701
Loss on asset sale	—	—	240	3,628
Adjusted EBITDA	$228,567	219,478	647,178	663,765

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At September 30, 2021, we had $521 million of borrowings and no letters of credit outstanding under the Prior Credit Facility. A 1.0% increase in the Prior Credit Facility interest rate would have resulted in an estimated $4 million increase in interest expense for the nine months ended September 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 13, 2020, Veolia filed a separate suit against the Company, Antero Resources, and certain of the Company’s wholly owned subsidiaries (collectively, the “Antero Defendants”) in Denver County, Colorado. In its lawsuit, Veolia asserts breach of contract and equitable claims against the Antero Defendants for alleged failures under the DBA, and seeks monetary damages, including an approximate $26 million contract balance relating to an allegation that Antero Defendants improperly terminated the DBA. The Antero Defendants vigorously deny Veolia’s claims. Veolia’s suit has been consolidated into the action filed by Antero Treatment.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
July 1, 2021 – July 31, 2021	57,912	$9.83	—	N/A
August 1, 2021 – August 31, 2021	—	—	—	N/A
September 1, 2021 – September 30, 2021	—	—	—	N/A
Total	57,912	$9.83	—	$149,767,409
(1)	The total number of shares reflects shares transferred to us to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended September 30, 2021, we made no repurchases under this program.

Item 5. Other Information.

Amended Credit Facility

On October 26, 2021, we entered into an amendment to the Prior Credit Facility. Please refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Debt Agreements—Credit Facility ” for a description of the New Credit Facility. The description of the New Credit Facility is a summary and is qualified in its entirety by the terms of the New Credit Facility. A copy of the New Credit Facility is filed as Exhibit 10.1 hereto, and is incorporated herein by reference.

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

Second Amended and Restated Credit Facility, dated as of October 26, 2021, by and among Antero Midstream Partners LP, as Borrower, the lenders party thereto and Wells Fargo Bank, National Association., as Administrative Agent

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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended September 30, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Brendan E. Krueger
BRENDAN E. KRUEGER
Chief Financial Officer, Treasurer and Vice President of Finance

Date:	October 27, 2021