Form 10-K
period 2021-12-31
Antero Midstream Corp
filed 2022-02-16
CIK 1623925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.4 billion based on the $10.39 per share closing price of Antero Midstream Corporation’s common stock as reported on that day on the New York Stock Exchange.

The registrant had 477,682,750 shares of common stock outstanding as of February 11, 2022.

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

GLOSSARY OF COMMONLY USED TERMS

The following are abbreviations and definitions of certain terms used in this document, which are commonly used in our industry:

“ASC.” Accounting Standards Codification.

“ASU.” Accounting Standards Update.

“Antero Resources.” Antero Resources Corporation

“Bbl.” One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, NGLs or water.

“Bbl/d.” Bbl per day.

“Bcf.” One billion cubic feet of natural gas.

“Bcfe.” One billion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six thousand cubic feet of natural gas.

“Bcfe/d.” Bcfe per day.

“CPI.” Consumer Price Index.

“Credit Facility.” The Prior Credit Facility and New Credit Facility collectively.

“DOT.” Department of Transportation.

“Dry gas.” A natural gas containing insufficient quantities of hydrocarbons heavier than methane to allow their commercial extraction or to require their removal in order to render the gas suitable for fuel use.

“EPA.” Environmental Protection Agency.

“ESG.” Environmental, social and governance.

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

“Fresh water.” Water that is either (i) raw fresh water or (ii) produced or flowback water that has been treated, including through blending operations.

“GHG.” Greenhouse gas.

“High pressure pipelines.” Pipelines gathering or transporting natural gas that has been dehydrated and compressed to the pressure of the downstream pipelines or processing plants.

“Hydrocarbon.” An organic compound containing only carbon and hydrogen.

i

“Joint Venture.” The joint venture entered into on February 6, 2017 between Antero Midstream Partners L.P. (“Antero Midstream Partners”), which is our wholly owned subsidiary, and MarkWest, a wholly owned subsidiary of MPLX, LP, to develop processing and fractionation assets in Appalachia.

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

“MarkWest.” MarkWest Energy Partners, L.P.

“MBbl.” One thousand Bbls.

“MBbl/d.” One thousand Bbls per day.

“Mcf.” One thousand cubic feet of natural gas.

“MMBtu.” One million British thermal units.

“MMcf.” One million cubic feet of natural gas.

“MMcf/d.” One million cubic feet per day.

“Natural gas.” Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.

“New Credit Facility.” The senior secured revolving credit facility in effect on and after October 26, 2021.

“NGLs.” Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as purity products such as ethane, propane, isobutane, normal butane and natural gasoline.

“NYMEX.” New York Mercantile Exchange.

“Oil.” Crude oil and condensate.

“Other fluid handling services.” Flowback and produced water services, including blending and storage operations, and transportation away from the well site.

“Prior Credit Facility.” The senior secured revolving credit facility in effect for periods before October 26, 2021.

“SEC.” United States Securities and Exchange Commission.

“Tcfe.” One trillion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six thousand cubic feet of natural gas.

“Throughput.” The volume of product transported or passing through a pipeline, plant, terminal or other facility.

“Transactions.” On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among Antero Midstream GP LP (“AMGP”), Antero Midstream Partners LP (“Antero Midstream Partners”) and certain of Antero Midstream Partners’ affiliates (the “Simplification Agreement”) (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation (together with its consolidated subsidiaries, as appropriate, “Antero Midstream”), and (ii) an indirect, wholly owned subsidiary of Antero Midstream was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, NGLs and oil prices;
●	impacts of world health events, including the coronavirus (“COVID-19”) pandemic;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all and the ability of such assets to operate as designed or at expected levels;
●	our ability to execute our share repurchase program;
●	competition and government regulations;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events (including the COVID-19 pandemic), cybersecurity risks and the other risks described under the heading “Risk Factors” in this Annual Report on Form 10-K.

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

Summary Risk Factors

Customer Concentration

●	Because substantially all of our revenue is currently derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.
●	Because of the natural decline in production from existing wells, our success depends, in part, on Antero Resources’ ability to replace declining production and our ability to secure new sources of natural gas from Antero Resources or third parties. Additionally, our water handling services are directly associated with Antero Resources’ well completion activities and water needs, which are largely driven by the amount of water used in completing each well. Finally, under certain circumstances, Antero Resources may dispose of acreage dedicated to us free from such dedication without our consent. Any decrease in volumes of natural gas that Antero Resources produces, any decrease in the number of wells that Antero Resources completes, or any decrease in the number of acres that are dedicated to us could adversely affect our business and operating results.

Business Operations

●	A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.
●	The gathering and compression agreement includes minimum volume commitments only under certain circumstances.
●	Our construction or purchase of new gathering and compression, processing, water handling or other assets may not be completed on schedule, at the budgeted cost or at all, may not operate as designed or at the expected levels, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, all of which could adversely affect our financial condition, cash flows and results of operations.
●	Recent action and the possibility of future action on trade by U.S. and foreign governments has increased the costs of certain equipment and materials used in the construction of our assets and has created uncertainty in global markets, which may adversely affect our income from operations and cash flows.
●	If third-party pipelines or other midstream facilities interconnected to our gathering and compression systems become partially or fully unavailable, our operating margin and cash flows could be adversely affected.
●	Our exposure to commodity price risk may change over time.
●	The fees charged to our customers may not escalate sufficiently to cover increases in costs, or the agreements may be amended with less favorable terms, may not be renewed or may be suspended in some circumstances.
●	Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water.
●	Increasing attention to ESG matters and conservation measures may adversely impact our business.
●	Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our business, financial condition and results of operations.
●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

Capital Structure and Access to Capital

●	We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful.

v

●	We will be required to make capital expenditures to increase our asset base. If we cannot obtain needed capital or financing on satisfactory terms, we may be unable to expand our business operations and/or our financial leverage could increase.
●	Restrictions in our existing and future debt agreements could adversely affect our business, financial condition and results of operations.

Acquisitions and Takeovers

●	We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.
●	Certain of our stockholders have investments in our affiliates that may conflict with the interests of other stockholders.

Joint Ventures

●	We own a 50% interest in the Joint Venture, which is operated by MarkWest. While we have the ability to influence certain business decisions affecting the Joint Venture, the success of our investment in the Joint Venture will depend on MarkWest’s operation of the Joint Venture.
●	If the Joint Venture is not successful or if the Joint Venture does not perform as expected, our future financial performance may be negatively impacted.

Compliance with Regulations

●	We are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
●	If our assets become subject to FERC regulation or federal, state or local regulations or policies change, or if we fail to comply with market behavior rules, our financial condition, cash flows and results of operations could be materially and adversely affected.
●	Increased regulation of hydraulic fracturing could result in reductions or delays in production by our customers, which could reduce the throughput on our gathering and processing systems and the number of wells for which we provide water handling services, which could adversely impact our revenues.

Related Parties

●	Antero Resources owns a significant interest in us and, as a result, conflicts of interest will arise from time to time between it and us, and Antero Resources may favor their own interests to the detriment of us and our other stockholders. Additionally, Antero Resources is under no obligation to adopt a business strategy that favors us.

PART I

References to the “Company,” “AMGP,” “we,” “our,” “us” or like terms, when referring to periods beginning on May 4, 2017 and ending on March 12, 2019, refer to our predecessor, Antero Midstream GP LP and its consolidated subsidiaries, which did not include Antero Midstream Partners LP (“Antero Midstream Partners”) or its consolidated subsidiaries. References to the “Company,” “Antero Midstream,” “AM,” “we,” “our,” “us” or like terms, when referring to periods beginning on March 13, 2019 and prospectively, refer to Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries. References in this Annual Report on Form 10-K to the Company’s, Antero Midstream’s, AM’s or our (i) indebtedness refer to the indebtedness of Antero Midstream Partners and (ii) operational or capital spending information refer to the operational or capital spending information of (1) for all periods prior to March 12, 2019, Antero Midstream Partners and its consolidated subsidiaries, and (2) for all periods on or after March 13, 2019, Antero Midstream and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries.

Items 1 and 2. Business and Properties

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets that primarily service Antero Resources’ production and completion activity in the Appalachian Basin located in West Virginia and Ohio. Our assets consist of gathering systems and compression facilities, water handling and blending facilities and interests in processing and fractionation plants. We conduct our operations and own our operating assets and ownership interests in the Joint Venture and Stonewall Gas Gathering LLC (“Stonewall”) through Antero Midstream Partners and its subsidiaries, all of which are wholly-owned. Additionally, Antero Resources has a 29.1% ownership interest in us as of December 31, 2021.

The map below provides information about our assets. For additional information, see “—Our Assets”.

Utica Shale
Marcellus Shale
OHIO
BELMONT
GUERNSEY
MARSHALL
NOBLE
MONROE
OH
WV
WETZEL
MONONGALIA
Ohio River
TYLER
MARION
WASHINGTON
PLEASANTS
HARRISON
TAYLOR
RITCHIE
DODDRIDGE
BARBOUR
LEWIS
UPSHUR
GILMER
MI
Detroit
Buffalo
NY
VT
NH
MA
Boston
CT
Toledo
Cleveland
PA
NJ
New York
Utica Core
Pittsburgh
OH
Columbus
SW Marcellus Core
Philadelphia
MD
Baltimore
Cincinnati
Washington
AM Operations
WV
KY
VA
Sherwood & Smithburg Processing Facilities
Compressor Station
Fresh Water Withdrawals
Water Blending Facility
Gathering Pipeline
Water Line
Antero Resources' Acreage

Business Strategy and Competitive Strengths

Scalable Business Model

We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Appalachian Basin. Our significant investment in West Virginia and Ohio infrastructure makes us well positioned to deliver returns on capital and grow the business in a capital efficient manner.

Additionally, we own a 15% equity interest in the Stonewall gas gathering system and a 50% equity interest in the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest. These investments provide us with greater exposure to the midstream value chain.

Disciplined Capital Investment

We utilize a flexible, just-in-time capital budgeting approach through integrated planning with Antero Resources, which allows us to avoid long lead-times in our capital investments in order to maximize our returns on invested capital.  We believe this just-in-time capital budgeting approach is unique to Antero Midstream and will allow us to generate sustainable free cash flow.

Fixed Fee Business with Long-Term Customer Contracts

We provide gathering, compression, processing, fractionation and integrated water services, including fresh water delivery services and other fluid handling services, to Antero Resources under long-term, fixed-fee and cost of service fee contracts, limiting our direct exposure to commodity price risk. Our gathering and compression agreement expires in 2038, and our water services agreement expires in 2035. Both agreements are subject to automatic annual renewal with rights by either party to terminate on or before the 180th day prior to the effective date of such automatic renewal. Additionally, Antero Resources has (i) dedicated to us all of its current and future acreage in the Appalachian Basin for gathering and compression services and all of its acreage within defined service areas in the Appalachian Basin for water services, subject to any pre-existing dedications or other third-party commitments, and (ii) granted us certain rights of first offer with respect to gathering, compression, processing and fractionation services and water services for acreage located outside of the existing dedicated areas under our existing agreements. See “—Our Relationship with Antero Resources” for further information.

Experienced Management Team

Our management team has worked together for many years and has established a successful track record of developing integrated business models that are capable of delivering consistent returns on capital. We intend to leverage our management team’s significant industry expertise and experience developing natural gas resource plays to continue building a premier midstream energy company to service Antero Resources and the other operators in the Appalachian Basin.

Culture of Continuous Improvement and Responsible Stewardship

We are committed to a culture of continuous improvement, which serves as our foundation to develop and achieve our ESG goals as well as further our goal of environmental stewardship. Innovation, collaboration, technology and establishing meaningful goals have enabled us to improve our safety record, recycle or reuse a substantial majority of Antero Resources’ produced and flowback water and further our commitment to lowering GHG emissions intensity across our operations. We believe natural gas is key to the energy transition because of its ability to provide energy security to developing nations and replace more GHG-intensive sources of fuel. We embrace our role in providing the infrastructure that supports a low-carbon future and seek to build upon past GHG emission reduction efforts. Our 2020 ESG Report, available on our website at www.anteromidstream.com/community-sustainability, includes more information on our ESG goals, as well as specific initiatives we have in place to help achieve these goals. Our 2020 ESG Report and other information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them. Additionally, see “—Regulation of Environmental and Occupational Safety and Health Matters” for more information on GHG emissions and “Item 1A. Risk Factors” for risks and uncertainties related to our business operations.

Operating Segments

Our operations are located in the United States and are organized into two reportable segments: (1) gathering and processing and (2) water handling. Financial information for our reportable segments is located under Note 17—Reportable Segments to our consolidated financial statements.

Our Assets

Our gathering and compression assets consist of high and low pressure gathering pipelines, compressor stations and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in West Virginia and Ohio. Our water handling assets include two independent systems that deliver water from sources, including the Ohio River, local reservoirs and several regional waterways with portions of these systems also being utilized to transport flowback and produced water. The water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments to transport water throughout the systems used to deliver water to Antero Resources’ well completions. Our assets also include other flowback and produced water treatment facilities that we use to provide water treatment services to Antero Resources.

The following table provides information regarding our gathering and processing systems and water handling systems as of December 31, 2021:

	Gathering and Processing Systems			Water Handling Systems
	Low-Pressure	High-Pressure	Compression	Buried	Surface
	Pipeline	Pipeline	Capacity	Water Pipeline	Water Pipeline
	(miles)	(miles)	(MMcf/d)	(miles)	(miles)
Appalachian Basin	293	201	3,425	216	134

During the year ended December 31, 2021, we added 26 miles of gathering and compression pipelines and 12 miles of buried and surface water pipelines in the Appalachian Basin. As of December 31, 2021, we had the ability to store 5.5 million barrels of water in 36 impoundments. Additionally, we own water blending and storage assets to support other fluid handling services that we provide to Antero Resources for well completion and production activities. We also own water treatment assets, including the Antero Clearwater Facility, wastewater pits and a related landfill used for the disposal of salt therefrom (collectively, the “Clearwater Facility”), which we idled in September 2019. See Note 4—Clearwater Facility Idling to our consolidated financial statements for more information. Since idling the Clearwater Facility, we have satisfied our obligation to handle Antero Resources’ flowback and produced water through our other fluid handling services.

Our Relationship with Antero Resources

Antero Resources is our most significant customer and is one of the largest producers of natural gas and NGLs in North America. As of December 31, 2021, all of Antero Resources’ approximate 557,000 gross acres (502,000 net acres) are dedicated to us for gathering, compression and water services, except for approximately 127,000 gross acres subject to third-party gathering and compression commitments. During the year ended December 31, 2021, Antero Resources produced, on average, 3,271 MMcfe/d net (31% liquids). As of December 31, 2021, Antero Resources’ estimated net proved reserves were 17.7 Tcfe, which were comprised of 58% natural gas, 41% NGLs and 1% oil. As of December 31, 2021, Antero Resources’ drilling inventory consisted of 2,083 identified potential horizontal well locations (approximately 1,371 of which were located on acreage dedicated to us) for gathering and compression and water handling services, which provides us with significant opportunities for growth as Antero Resources’ active drilling program continues. Antero Resources announced its 2022 drilling and completion budget is $675 million to $700 million, and includes plans to complete 60 to 65 net wells in the Appalachian Basin. Antero Resources relies significantly on us to deliver the midstream infrastructure necessary to accommodate its development program. For additional information regarding our contracts with Antero Resources, see “—Operational and Managerial Arrangements with Antero Resources.”

We currently derive substantially all of our revenue from Antero Resources. Any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material adverse impact on us. Accordingly, we are indirectly subject to the business risks of Antero Resources. For additional information, see “Item 1A. Risk Factors—Risks Related to Our Business.”

Operational and Managerial Arrangements with Antero Resources

Gathering and Compression

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated all of its current and future acreage in West Virginia, Ohio and Pennsylvania to Antero Midstream Partners for gathering and compression except for acreage attributable to third-party commitments in effect prior to the agreement, or acreage Antero Resources acquires that is subject to pre-existing dedications. In December 2019, we and Antero Resources agreed to extend the initial term of the agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced through 2023 to the extent Antero Resources achieves certain volumetric targets. For a discussion of Antero Resources’ existing third-party commitments and pre-existing dedications, see “—Antero Resources’ Existing Third-Party Commitments.” We also have an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. Under the gathering and compression agreement, we receive a low pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf and a compression fee per Mcf, in each case subject to annual CPI-based adjustments. If and to the extent Antero Resources requests that we construct new low pressure lines, high pressure lines and/or compressor stations, the gathering and compression agreement contain options at our election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years or (ii) a cost of service fee that allows us to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment. Minimum volume commitments for high pressure gathering capacity and compression capacity are aggregated such that there is a single minimum volume commitment for the respective service each month. Additional high pressure lines and compressor stations installed on our own initiative are not subject to these options. These minimum volume commitments and rate of return options are intended to support the stability of our cash flows.

Antero Resources earned $12 million in rebates during the year ended December 31, 2021 by achieving the quarterly volumetric target during the fourth quarter of 2021. The following table summarizes the remaining low pressure gathering growth incentive targets for 2022 and 2023. If actual low pressure volumes are below the lowest tier for the respective calendar years, Antero Resources will not receive a fee rebate on low pressure gathering fees.

	Low Pressure Gathering	Quarterly Fee
	Volume Growth Incentive	Reduction
	Targets (MMcf/d)	(in millions)
Calendar Years 2022-2023
Threshold 1	>2,900 and <3,150	$12.0
Threshold 2	>3,150 and <3,400	$15.5
Threshold 3	>3,400	$19.0

Water Handling Services

Pursuant to the water services agreement, we provide certain water handling services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia. We also have certain rights of first offer with respect to water services for acreage located outside of the existing dedicated areas. Antero Resources agreed to pay us for all water handling services provided by us in accordance with the terms of the water services agreement, under which Antero Resources has no minimum volume commitments. Under the agreement, Antero Resources will pay a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Antero Resources also agreed to pay us a fixed fee per barrel for water treatment at the Clearwater Facility, which was idled in the third quarter of 2019 and we expect will remain idled for the foreseeable future. Under the agreement, we receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, we also provide other fluid handling services. These operations, along with our fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract. For other fluid handling services provided by third-parties, Antero Resources reimburses our third-party out-of-pocket costs plus 3%. For other fluid handling services provided by us, we charge Antero Resources a cost of service fee. The initial term of the water services agreement runs to 2035.

Gas Processing and NGL Fractionation

The Joint Venture was formed in February 2017 to develop processing and fractionation assets in Appalachia. In connection with our entry into the Joint Venture with MarkWest, we released to the Joint Venture our right to provide certain processing and fractionation services on 195,000 gross acres held by Antero Resources in the Appalachian Basin. We have a right-of-first-offer agreement with Antero Resources for the provision of processing and fractionation services pursuant to which Antero Resources, subject to certain exceptions, may not procure any gas processing or NGL fractionation services with respect to its production (other than production subject to a pre-existing dedication) without first offering us the right to provide such services. For additional information, see “—Antero Resources’ Existing Third-Party Commitments.”

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

Antero Resources’ Existing Third-Party Commitments

Excluded Acreage

Antero Resources previously dedicated a portion of its acreage in the Appalachian Basin to certain third parties’ gathering and compression services. We refer to this acreage dedication as the “excluded acreage.” As of December 31, 2021, the excluded acreage consisted of approximately 127,000 of Antero Resources’ existing gross leasehold acreage, which included approximately 712 of Antero Resources’ 2,083 potential horizontal well locations. As part of its five-year drilling plan, Antero Resources currently expects to drill all of its wells on acreage dedicated to us.

Other Commitments

In addition to the excluded acreage, Antero Resources has entered into contracts with certain third-parties that include minimum volume commitments for high pressure gathering and/or compression services. Specifically, those volume commitments consist of up to an aggregate of 563 MMcf/d on high pressure gathering pipelines and 403 MMcf/d for compression services.

Acreage Dispositions

In addition to the excluded acreage and Antero Resources’ other commitments with third parties, each of the gathering and compression agreement, water services agreement and right-of-first-offer agreement between Antero Resources and us permit Antero Resources to sell, transfer, convey, assign, grant or otherwise dispose of dedicated properties free of the dedication under such agreements, provided that the number of net acres of dedicated properties so disposed of, when added to the number of net acres of dedicated properties previously disposed of free of the dedication since the respective effective dates of the agreements, does not exceed the aggregate number of net acres of dedicated properties acquired by Antero Resources since such effective dates. Accordingly, under certain circumstances, Antero Resources may dispose of a significant number of net acres of dedicated properties free from dedication without our consent, and we have no control over the timing or extent of such dispositions.

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

Seasonality

Demand for natural gas generally decreases during the spring and fall months and increases during the summer and winter months. However, cold winters, hot summers or severe weather events can significantly increase demand and price fluctuations, while seasonal anomalies, such as mild winters, mild summers or severe weather events, can sometimes lessen the impact of these fluctuations. In addition, certain natural gas end users, utilities and marketers utilize natural gas storage facilities and purchase some of their anticipated winter requirements during the spring, summer and fall, thereby smoothing demand for natural gas. This can also lessen seasonal demand fluctuations. These seasonal anomalies can increase demand for our services during the summer and winter months and decrease demand for our services during the spring and fall months.

Competition

As a result of our relationship with Antero Resources, we do not compete for the portion of Antero Resources’ existing operations for which we currently provide midstream services and will not compete for future portions of Antero Resources’ operations that are dedicated to us pursuant to: (i) our gathering and compression agreement; (ii) our water handling services agreement; and (iii) our right-of-first-offer agreement with Antero Resources for the provision of processing and fractionation services. For a description of this contract, see “—Our Relationship with Antero Resources—Contractual Arrangements with Antero Resources.” However, we face competition in attracting third-party volumes to our gathering and compression and water handling systems. In addition, these third parties may develop their own gathering and compression and water handling systems in lieu of employing our assets.

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

The Energy Policy Act of 2005 (“EPAct 2005”), amended the NGA and NGPA to prohibit fraud and manipulation in natural gas markets. The FERC subsequently issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud. The FERC’s anti-manipulation rules apply to intrastate sales and gathering activities only to the extent that there is a “nexus” to FERC-jurisdictional transactions. EPAct 2005 also provided the FERC with the authority to impose civil penalties of up to approximately $1 million (adjusted annually for inflation) per day per violation. In January 2022, FERC issued an order (Order No. 882) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of up to $1,388,496 per violation per day.

Pipeline Safety Regulation

Some of our gas pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”), with respect to crude oil and NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2020. The NGPSA and HLPSA regulate safety requirements in the design, construction, operation and maintenance of natural gas, crude oil and NGL pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil, NGL and natural gas transmission pipelines in certain high risk areas, such as high-consequence areas (“HCAs”) or moderate consequence areas (“MCAs”).

The PHMSA has developed regulations that require pipeline operators to implement integrity management programs, including more frequent inspections and other measures to ensure pipeline safety in HCAs and MCAs. The regulations require operators, including us, to:

● perform ongoing assessments of pipeline integrity;

● identify and characterize applicable threats to pipeline segments that could impact certain high risk areas;

● improve data collection, integration and analysis;

● repair and remediate pipelines as necessary; and

● implement preventive and mitigating actions.

The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In May 2021, those maximum civil penalties were increased. to $225,134 and $2,251,334, respectively, to account for inflation. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations.

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in November 2021, PHMSA issued a final rule that imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities in accordance with the PIPES Act of 2020. PHMSA, together with state regulators, are expected to commence and complete inspection of these plans in 2022. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations, but we do not expect our operations to be affected by these new rules any differently than other similarly situated midstream companies.

PHMSA also continues to work on other rulemakings, though we cannot predict when they will be finalized. For example, the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments” is expected to adjust the repair criteria for pipelines in HCAs, create new criteria for pipelines in non-HCAs and strengthen integrity management assessment requirements.

Separately, in the Fiscal Year 2021 Omnibus Appropriations Bill, Congress directed PHMSA to move forward with several regulatory actions, the promulgation of rules related to changes in class location of existing pipelines, pipeline leak detection and repair and the management of idled pipelines, amongst other matters. While we cannot predict the full scope of these regulations at this time, more stringent requirements may require us to incur significant costs to maintain compliance, which may have a negative impact on our business performance and results of operations.

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

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. Our primary customer, Antero Resources, uses the water we deliver to it for hydraulic fracturing as part of its completion operations as does most of the U.S. onshore oil and natural gas industry. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies; however, in recent years the EPA, has asserted limited authority over hydraulic fracturing and has issued or sought to propose rules related to the control of air emissions, disclosure of chemicals used in the process and the disposal of flowback and produced water resulting from the process. Some states, including those in which we operate, have adopted and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. For example, both West Virginia and Ohio have adopted requirements governing well pad construction, as well as requiring oil and natural gas operators to disclose chemical ingredients used to hydraulically fracture wells and to conduct pre-drilling baseline water quality sampling of certain water wells near a proposed horizontal well. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states and municipalities have sought to ban hydraulic fracturing altogether. We cannot predict whether any such federal, state or local legal restrictions relating to the hydraulic fracturing process will ever be enacted in areas where our customers operate and if so, what the effects of such restrictions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal state or local level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of water and natural gas that move through our systems, which in turn could materially adversely affect our revenues and results of operations.

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

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations and potentially criminal enforcement actions. These laws are frequently subject to change. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, for ozone from 75 to 70 parts per billion, and completed attainment/non-attainment designations in July 2018. Subsequently, in 2020, the Trump Administration decided to leave this standard in place, but the Biden Administration has announced plans to formally review this decision and consider instituting a more stringent standard. These decisions are subject to legal challenge, and any proposed rule will likely be subject to legal challenge as well. Several EPA new source performance standards (“NSPS”), and national emission standards for hazardous air pollutants (“NESHAP”), also apply to our facilities and operations. These NSPS and NESHAP standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the “affected facilities” covered by these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi-annual reporting requirements.

Water Discharges

The Federal Water Pollution Control Act (the “FWPCA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. The scope of regulated waters has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump Administrations each published final rules attempting to define the federal jurisdictional reach over waters of the United States (“WOTUS”). However, both of these rulemakings have been subject to legal challenge, and the Biden administration has announced plans to establish its own definition of WOTUS. Most recently, the EPA and Corps published a proposed rulemaking to revoke the 2020 rule in favor of a pre-2015 definition until a new definition is proposed, which the Biden Administration has announced is underway. Additionally, in January 2022, the Supreme Court agreed to hear a case on the scope and authority of the FWPCA and the definition of WOTUS. As a result of these developments, the scope of jurisdiction under the FWPCA is uncertain at this time. To the extent any rule expands the scope of the FWPCA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Separately, in April 2020, the federal district court for the District of Montana determined that the Corps FWPCA Section 404 Nationwide Permit (“NWP”) 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited to the particular pipeline in that case pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the FWPCA Section 401 certification process. Several NWPs, including the revised NWP 12, rely on Section 401 certifications or waivers under the vacated rule. This initially led the Corps to halt the permitting decisions for such NWPs. While the

Corps has resumed permitting decisions for such NWPs, the Corps has advised that, as part of the permitting decision process, the Corps will coordinate with certifying authorities on Section 401 certifications as needed, which may result in permit delays or otherwise impact our operations. Litigation regarding the use of NWP 12 is ongoing. While the full extent and impact of these vacaturs is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps.

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

Occupational Safety and Health Act

We are also subject to the requirements of the federal Occupational Safety and Health Act, as amended (“OSHA”), and comparable state laws that regulate the protection of the health and safety of employees. In addition, OSHA’s hazard communication standard, the Emergency Planning and Community Right to Know Act and implementing regulations and similar state statutes and regulations require that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We do not believe that any noncompliance with worker health and safety requirements has occurred or will have a material adverse effect on our business or operations.

Endangered Species

The federal Endangered Species Act (“ESA”), provides for the protection of endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We conduct operations and have pipeline construction and maintenance projects in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service (the “USFWS”), may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for natural gas and oil development. Moreover, as a result of a settlement, the USFWS was required to make a determination as to whether more than 250 species classified as endangered or threatened should be listed under the ESA by the completion of the agency’s 2017 fiscal year. For example, in April 2015, the USFWS listed the northern long-eared bat, whose habitat includes the areas in which we operate, as a threatened species under the ESA; however, on January 28, 2020, the U.S. District Court for the District of Columbia ordered the USFWS to reconsider its decision to list the northern long-eared bat as threatened instead of endangered, and in March 2021, the same court ordered USFWS to make a determination by December 2022 whether a listing as endangered is warranted. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where we conduct operations could cause us to incur increased costs arising from species protection measures or could result in limitations on our pipeline construction activities or the exploration and production activities of Antero Resources, any of which could have an adverse impact on our results of operations.

Climate Change

In response to findings that emissions of GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”), pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions regulated under the statute. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for their GHG emissions established by the states or, in some cases, by the EPA, for those emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized new regulations, known as Subpart OOOOa, that set emissions standards for methane and volatile organic compounds (“VOC”) from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb as new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule, and anticipates issuing a final rule by the end of 2022. Once finalized, the regulations are likely to be subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will require approval by the EPA through individual rulemakings that could also be subject to legal challenge. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. These rules (and any additional regulations) could impose new compliance costs and permitting burdens on natural gas operations.

In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted that addressing climate change is a priority of his administration. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Internationally, the Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years beginning in 2020. President Biden recommitted the United States to the Paris Agreement in February 2021, and in April 2021, established a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, in November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” an initiative committing to a collective goal of reducing global methane emissions by at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Since 2017, we have published an annual ESG Report, which highlights our most significant environmental program improvements and initiatives. As highlighted in our ESG Report, our methane leak loss rate in 2020 was 0.015%, which was calculated in accordance with OneFuture, a voluntary industry partnership focused on reducing methane emissions from the natural gas sector, well below the OneFuture voluntary industry target of 1%.

During 2021, our GHG/methane emission reduction efforts included the following activities:

1)	Established an ESG Advisory Council comprised of a cross-disciplinary group of internal subject matter experts to partner with our GHG/Methane Reduction Team to manage ESG (including climate change) risks, opportunities and strategies.
2)	Held quarterly meetings with the GHG/Methane Reduction team to review emerging methane detection and quantification technologies applicable to midstream operations.
3)	Conducted quarterly facility LDAR inspections on 100% of our compressor stations.
4)	Installed pigging blowdown capture systems at three locations including one pipeline interchange and two compressor stations.
5)	Commenced field pilot test with major engine manufacturer to reduce emissions while increasing horsepower.

6)	Installed continuous monitoring technology over a tank farm at one of our compressor stations to identify and correct leaks that may occur between forward-looking infrared inspections.

We continue to assess various opportunities for emission reductions. However, we cannot guarantee that we will be able to implement any of the opportunities that we may review or explore. For any such opportunities that we do choose to implement, we cannot guarantee that we will be able to implement them within a specific timeframe or across all operational assets, or their ultimate effectiveness. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2021. However, we cannot guarantee that we will not incur material costs related to compliance with or liability under environmental laws and regulations in the future. For risks and uncertainties related to ESG matters, see “Item 1A. Risk Factors—Compliance with Regulations—Increasing attention to ESG matters and conservation measures may adversely impact our business.”

Increasingly, fossil fuel companies are exposed to litigation risks from climate change. A number of parties have brought suits against fossil fuel companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. While we are not currently party to any such litigation, we could be named in future actions making similar claims of liability. Moreover, to the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.

Additionally, our access to capital may be impacted by climate change policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. For example, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from this, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services. In addition, the SEC has announced that it will promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, and we cannot predict what any such rules may require to the extent the rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.

Moreover, climate change may also result in various physical risks such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our financial condition and operations, as well as those of our suppliers or customers. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, such as if we become subject to water use curtailments in response to drought, or demand for our services, such as to the extent warmer winters reduce the demand for energy for heating purposes. Such physical risks may also impact the infrastructure on which we rely to provide our services. One or more of these developments could have a material adverse effect on our business, financial condition and operations.

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

All of our executive officers and other personnel who provide corporate, general and administrative services to our business are, when providing services to us, concurrently employed by Antero Resources and us pursuant to the terms of a services agreement. In addition, our operational personnel are seconded to us by Antero Resources pursuant to the terms of a secondment agreement and individuals are concurrently employed by Antero Resources and us during such secondment. As of December 31, 2021, approximately 519 people were concurrently employed by us and Antero Resources pursuant to these arrangements.  We and Antero Resources consider our relations with these employees to be generally good.

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

In response to the COVID-19 pandemic, we have implemented significant changes that we believe to be in the best interest of our employees, as well as the communities in which we operate, and that comply with government orders. These include having our office employees work from home to the extent they are able and implementing additional safety measures, including required weekly testing and other recommended public health measures, for our field and other employees continuing critical on-site work. We continue to monitor the COVID-19 environment in order to (i) protect the health and safety of our employees and contract workers and (ii) determine when a return to in-office working arrangements will be appropriate.

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

Further, we are subject to the risk of non-payment or non-performance by Antero Resources, including with respect to our gathering and compression and water handling services agreements. We cannot predict the extent to which Antero Resources’ business would be impacted if conditions in the energy industry deteriorate, nor can we estimate the impact such conditions would have on Antero Resources’ ability to execute its drilling and development program or perform under our gathering and compression and water handling services agreements. Low commodity price environments can negatively impact natural gas producers and cause the industry significant economic stress, including, in certain cases, to file for bankruptcy protection or to renegotiate contracts, as experienced during the year ended December 31, 2020. To the extent that any customer, including Antero Resources, is in financial distress or commences bankruptcy proceedings, contracts with these customers may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any material non-payment or non-performance by Antero Resources could adversely affect our business and operating results.

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

See Item 1A, “Risk Factors” in Antero Resources’ Annual Report on Form 10-K for the year ended December 31, 2021 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full disclosure of the risks associated with Antero Resources’ business.

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

The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $23.86 per MMBtu to a low of $2.43 per MMBtu in 2021, and the daily spot prices for NYMEX West Texas Intermediate crude oil ranged from a high of $85.64 per barrel to a low of $47.47 per barrel during the same period. While oil and natural gas prices were generally higher in 2021 than they were in 2020, the markets for these commodities have historically been volatile, and these markets will likely continue to be volatile in the future. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Appalachian region in recent years. Because Antero Resources’ production and reserves predominantly consist of natural gas (approximately 58% of equivalent proved reserves), changes in natural gas prices have significantly greater impact on Antero Resources’ financial results than oil prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at Antero Resources’ ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

The lower prices experienced during 2020 together with an industry shift towards maintenance capital development programs compelled most natural gas and oil producers, including Antero Resources, to reduce the level of exploration, drilling and production activity and capital budgets compared to previous years. For example, Antero Resources’ 2022 capital budget is $740 million to $775 million, compared to 2019 and 2020 capital expenditures of $1.3 billion and $785 million, respectively. This will have a significant effect on our capital resources, liquidity and expected operating results. Natural gas and oil prices directly affect Antero Resources’ production. If prices decrease from current levels, our revenues, cash flows and results of operations could continue to be adversely affected. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services and cash flows.

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

Finally, each of the gathering and compression agreement, water services agreement and right-of-first-offer agreement between us and Antero Resources permits Antero Resources to sell, transfer, convey, assign, grant or otherwise dispose of dedicated properties free of the dedication under such agreements, provided that the number of net acres of dedicated properties so disposed of, when added to the number of net acres of dedicated properties previously disposed of free of the dedication since the respective effective dates of the agreements, does not exceed the aggregate number of net acres of dedicated properties acquired by Antero Resources since such effective dates. Accordingly, under certain circumstances, Antero Resources may dispose of a significant number of net acres of dedicated properties free from dedication without our consent, and we have no control over the timing or extent of such dispositions. Any such dispositions could adversely affect our business and operating results. Even if the disposed property remains dedicated to us, the goals and intention of the acquiror with respect to such property may differ significantly from those of Antero Resources.  For example, a subsequent owner of a property could choose to invest less capital in the development of such property or to otherwise drill fewer wells than Antero Resources.  There can be no assurance that a subsequent owner of dedicated properties would choose to, or be able to, grow or maintain current rates of production from the properties, which could adversely impact us.

Business Operations

A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.

The marketing of the natural gas, NGLs and oil of our producer customers is substantially dependent upon the existence of adequate markets for their products. In response to the COVID-19 pandemic, governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which caused a significant decrease in the demand for oil, natural gas and NGLs. The imbalance between the supply of and demand for these products, as well as the uncertainty around the extent and timing of an economic recovery, caused extreme market volatility and a substantial adverse effect on commodity prices. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased and demand for oil, natural gas and NGLs, and related commodity pricing, has improved. The extent to which the pandemic will impact our business results and operations remains uncertain in light of the rapidly evolving environment, duration and severity of the spread of the virus, and emerging variants, effectiveness of the vaccine and booster shots, public acceptance of safety protocols, and government measures, including vaccine mandates, designed to slow and contain the spread of COVID-19, among others. Also as a result of this imbalance, the industry has experienced and may experience in the future storage capacity constraints with respect to oil and certain NGL products. If Antero Resources or any of our other customers are unable to sell their production or enter into additional storage arrangements on commercially reasonable terms or at all, they may be forced to temporarily shut-in a portion of their production or delay or discontinue drilling and completion plans and commercial production. Although Antero Resources has not been required to temporarily shut-in a portion of its production, it may do so in the future. Production curtailments or shut-ins by our producer customers will reduce volumes flowing through our gathering and processing system. In addition, if our customers delay or discontinue drilling or completion activities, it will reduce the volumes of water that we handle. A material reduction in volumes on our systems could adversely affect our business, revenue and cash flows and could adversely affect our ability to return capital to our stockholders through dividends and/or repurchases of shares of AM common stock.

The gathering and compression agreement includes minimum volume commitments only under certain circumstances.

The gathering and compression agreement includes minimum volume commitments only on new high pressure pipelines and compressor stations constructed subsequent to November 2014 at Antero Resources’ request. The high pressure pipelines and compressor stations that existed prior to November 2014 are not supported by minimum volume commitments from Antero Resources. There are no minimum volume commitments on the low pressure pipelines or water distribution pipelines. Any decrease in the current levels of throughput on our gathering, compression and water distribution systems could reduce our revenue and cash flows.

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

The construction of gathering pipelines, compressor stations, processing and fractionation facilities and water handling assets is subject to construction cost overruns due to costs and availability of equipment and materials such as steel.  If third party providers of steel products essential to our capital improvements and additions are unable to obtain raw materials, including steel, at historical prices, they may raise the price we pay for such products.  On March 8, 2018, the President of the United States issued two proclamations directing the imposition of ad valorem tariffs of 25% on certain imported steel products and 10% on certain imported aluminum products from most countries, with limited exceptions.  On May 31, 2018, the U.S. announced that it would also impose steel and aluminum tariffs on Canada, Mexico and the 28 member countries of the European Union.  Argentina, Australia, Brazil and South Korea implemented measures to address the impairment to U.S. national security attributable to steel and/or aluminum imports that were deemed satisfactory to the United States.  On May 19, 2019, the U.S. announced that Canada and Mexico had also implemented satisfactory measures to address the threatened impairment to U.S. national security caused by steel and aluminum imports from those countries.  As a result, imports of steel from Argentina, Australia, Brazil, Canada, Mexico and South Korea and aluminum from Argentina, Australia, Canada and Mexico have been exempted from the imposition of tariff-based remedies, but the United States has implemented quantitative restrictions in the form of absolute quotas for steel article imports from Argentina, Brazil and South Korea and aluminum products from Argentina, meaning that imports in excess of the allotted quota will be disallowed.  In addition, effective August 13, 2018, the United States announced that it would impose a 50% ad valorem tariff on steel articles imported from Turkey, which remained in effect until May 21, 2019, at which time a 25% ad valorem tariff on steel articles imported from Turkey was reimposed, consistent with the tariff on imports from most countries.  On January 24, 2020, the United States announced that an additional 25% ad valorem tariff would be imposed on certain derivative steel article imports from all countries except Argentina, Australia, Brazil, Canada, Mexico and South Korea, and that an additional 10% ad valorem tariff would be imposed on certain derivative aluminum article imports from all countries except Argentina, Australia, Canada and Mexico. On August 6, 2020, the U.S. re-imposed the 10% ad valorem tariff on imports of non-alloyed unwrought aluminum from Canada due to a surge in imports of those articles, but on October 27, 2020, retroactively reinstated Canada on the list of countries excluded from tariffs for those articles. On August 28, 2020, the U.S. announced that it would lower one of the quantitative limitations on imports of certain steel articles from Brazil for the remainder of 2020. The U.S. provided relief from these limitations in specific circumstances, namely for production activities with contracts for steel imports from Brazil during the fourth quarter of 2020 entered into before August 28, 2020 that met other specified criteria. In 2020, the U.S. and Mexico also engaged in discussions regarding steel imports pursuant to their Joint Statement of May 17, 2019. On August 31, 2020, the Office of the U.S. Trade Representative announced that Mexico would establish a strict monitoring regime of exports of standard pipe, mechanical tubing and semi-finished steel products to the U.S. through June 1, 2021. The U.S. agreed to continue to exempt Mexico from duty on these imports. On November 5, 2020, the Office of the U.S. Trade Representative announced that Mexico agreed to establish a strict monitoring regime for exports of certain grain-oriented electrical steel (“GOES”)-containing products into the U.S., and the U.S. agreed that Mexico would not be subject to any adjustments of imports of electrical transformers or related parts. In addition, the U.S.-Mexico-Canada Free Trade Agreement (“USMCA”) became effective on July 1, 2020. The USMCA includes agreements related to steel and aluminum imports, including changes to rules-of-origin requirements for steel and aluminum materials originating in North America, rules for determining whether goods containing materials from non-USMCA countries are considered “North American” under the Harmonized Tariff Schedule, and tariff exemptions for certain automotive imports. Following these proclamations, domestic prices for steel have risen and are expected to continue to rise.   These price increases may result in increased costs associated with the continued build-out of our assets, as well as projects under development. Because we generate substantially all of our revenue under agreements with Antero Resources that provide for fixed fee structures, we will generally be unable to pass these cost increases along to our customers, and our income from operations and cash flows may be adversely affected.

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

As the rate of inflation has increased in the U.S., the cost of the goods and services and labor we use in our operations has also increased, increasing our operating costs. Our costs may increase at a rate greater than the fees we charge to our customers. Furthermore, Antero Resources and our other customers may not renew their contracts with us, or may from time to time seek to renegotiate with us the amount and/or the structure of fees we charge. Additionally, some of our customers’ obligations under their agreements with us may be permanently or temporarily reduced due to certain events, some of which are beyond our control, including force majeure events wherein the supply of natural gas, NGLs, crude oil or refined products are curtailed or cut-off due to events beyond our control, and in some cases, certain of those agreements may be terminated in their entirety if the duration of such events exceeds a specified period of time. If the escalation of fees is insufficient to cover increased costs, our customers do not renew or extend their contracts with us, or our customers suspend or terminate their contracts with us, our financial results would suffer.

Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water.

Our business includes fresh water delivery for use in our customers’ natural gas, NGL and oil exploration and production activities. Water is an essential component of natural gas, NGL and oil production during the drilling, and in particular, the hydraulic fracturing process. We derive a significant portion of our revenues from providing fresh water to Antero Resources. Antero Resources implemented efficiency improvements and water initiatives during 2020, which reduced the amount of fresh water needed to complete their operations. Furthermore, the availability of water supply for our operations may be limited due to, among other things, prolonged drought or state and local governmental authorities restricting the use of water for hydraulic fracturing. The availability of water may also change over time in ways that we cannot control, including as a result of climate change-related effects such as shifting meteorological and hydrological patterns. Any decrease in the demand for water handling services, or the water supply we need to provide such services, would adversely affect our business and results of operations.

Increasing attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor and societal expectations regarding voluntary ESG disclosures, and consumer demand for alternative forms of energy, may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers, including Antero Resources. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations and products, we cannot guarantee that such participation or certification will have the intended results on our or our products’ ESG profile.

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, while we may also announce various voluntary ESG targets, including our goals to achieve a 100% reduction in pipeline emissions by 2025 and to achieve net zero Scope 1 (direct) and Scope 2 (indirect from the purchase of energy) emissions by 2050, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we do meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. However, given uncertainties related to the use of emerging technologies, the state of markets for and the availability of verified carbon offsets, we cannot predict whether or not we will be able to timely meet these goals, if at all. Also, despite these aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us, Antero Resources and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for fossil fuel energy companies or the corresponding infrastructure projects based on climate change related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact Antero Resources and our customers, which may adversely impact our business, financial condition or results of operations.

Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our business, financial condition and results of operations.

Our operations are subject to all of the hazards associated with the processing, gathering and compression of natural gas, NGLs and oil and water handling services, including:

●	unintended breach of impoundment and downstream flooding, release of invasive species or aquatic pathogens, hazardous spills near intake points, trucking collision, vandalism, excessive road damage or bridge collapse and unauthorized access or use of automation controls;
●	damage to pipelines, compressor stations, pumping stations, blending facilities, impoundments, related equipment and surrounding properties caused by natural disasters, acts of terrorism and acts of third parties;
●	damage from construction, farm and utility equipment as well as other subsurface activity (for example, mine subsidence);
●	leaks of natural gas, NGLs or oil or losses of natural gas, NGLs or oil as a result of the malfunction of equipment or facilities;
●	fires, ruptures and explosions;
●	other hazards that could also result in personal injury and loss of life, pollution of the environment, including natural resources and suspension of operations; and
●	hazards experienced by other operators that may affect our operations by instigating increased regulations and oversight.

Any of these risks could adversely affect our ability to conduct operations or result in substantial loss to us as a result of claims for:

●	injury or loss of life;
●	damage to and destruction of property, natural resources and equipment;
●	pollution and other environmental damage;

●	regulatory investigations and penalties;
●	suspension of our operations; and
●	repair and remediation costs.

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

Terrorist attacks, cyberattacks and threats could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks or cyberattacks may significantly affect the energy industry, including our operations and those of our suppliers and customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Strategic targets, such as energy-related assets, may be at greater risk of future attacks than other targets in the United States. We depend on digital technology in many areas of our business and operations, including, but not limited to, performing many of our gathering and compression and water handling services, recording financial and operating data, oversight and analysis of our operations and communications with the employees supporting our operations and our customers or service providers. We also collect and store sensitive data in the ordinary course of our business, including personally identifiable information of our employees as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. The secure processing, maintenance and transmission of information is critical to our operations, and we monitor our key information technology systems in an effort to detect and prevent cyberattacks, security breaches or unauthorized access. Despite our security measures, our information technology systems may undergo cyberattacks or security breaches including as a result of employee error, malfeasance or other threat vectors, which could lead to the corruption or loss of our proprietary and potentially sensitive data, delays in the performance of services for our customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions or other operational disruptions and third-party liabilities. Moreover, we may not be able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is underway, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance.

As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or a loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations. To date, we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

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

Declines in commodity prices or the financial condition or prospects of Antero Resources may cause the financial markets to exert downward pressure on our stock price and credit capacity.  For example, for portions of 2020, the market for senior unsecured notes was unfavorable for high-yield issuers such as us. Our plans for growth may require access to the capital and credit markets. Although the market for high-yield debt securities improved in 2021 as compared to 2020, if the high-yield market deteriorates, or if we are unable to access alternative means of debt or equity financing on acceptable terms or at all, we may be unable to carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

Restrictions in our existing and future debt agreements could adversely affect our business, financial condition and results of operations.

Our revolving credit facility limits our ability to, among other things:

●	incur or guarantee additional debt;
●	redeem or repurchase units or make distributions under certain circumstances;
●	make certain investments;
●	enter into mergers;
●	incur certain liens or permit them to exist;
●	enter into certain types of transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer, sell or otherwise dispose of assets.

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue growth opportunities, reduce cash flow used for our services and place us at a competitive disadvantage. For example, during 2021, we had average outstanding borrowings under our revolving credit facility of approximately $560 million, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of approximately $6 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to carry out our business plan.

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

Certain provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders. Among other things, our certificate of incorporation and bylaws:

●	provide advance notice procedures with regard to stockholder nominations of candidates for election as directors or other stockholder proposals to be brought before meetings of our stockholders, which may preclude our stockholders from bringing certain matters before our stockholders at an annual or special meeting;
●	provide our Board of Directors (the “Board”) the ability to authorize issuance of preferred stock in one or more classes or series, which makes it possible for our Board to issue, without stockholder approval, preferred stock with voting or other rights or preferences that could impede the success of any attempt to change control of us and which may have the effect of deterring hostile takeovers or delaying changes in control or management of us;
●	provide that the authorized number of directors may be changed only by resolution of our Board;
●	provide that, subject to the rights of holders of any series of preferred stock to elect directors or fill vacancies in respect of such directors as specified in the related preferred stock designation and the terms of that certain Stockholders’ Agreement, dated October 9, 2018, by and among Antero Midstream Corporation and certain of its stockholders named thereto (the “Stockholders’ Agreement”), all vacancies, including newly created directorships be filled by the affirmative vote of holders of a majority of directors then in office, even if less than a quorum, or by the sole remaining director, and will not be filled by our stockholders;
●	provide that, subject to the rights of the holders of any series of preferred stock to elect directors under specified circumstances, if any, and the terms of the Stockholders’ Agreement, any action required or permitted to be taken by our stockholders must be effected at a duly called annual or special meeting of our stockholders and may not be effected by any consent in writing in lieu of a meeting of such stockholders;
●	provide for our Board to be divided into three classes of directors, with each class as nearly equal in number as possible, serving staggered three-year terms;
●	provide that, subject to the rights of the holders of shares of any series of preferred stock, if any, to remove directors elected by such series of preferred stock pursuant to our certificate of incorporation (including any preferred stock designation thereunder) and the terms of the Stockholders’ Agreement, directors may be removed from office at any time, only for cause and by the holders of a majority of the voting power of all outstanding voting shares entitled to vote generally in the election of directors;
●	provide that special meetings of our stockholders may only be called by the Chief Executive Officer, the Chairman of our Board or our Board pursuant to a resolution adopted by a majority of the total number of directors that we would have if there were no vacancies;
●	provide that (i) Yorktown Partners LLC (“Yorktown”) and their affiliates are permitted to participate (directly or indirectly) in venture capital and other direct investments in corporations, joint ventures, limited liability companies and other entities conducting business of any kind, nature or description, (ii) Yorktown and their affiliates are permitted to have interests in, participate with, aid and maintain seats on the boards of directors or similar governing bodies of any such investments, in each case that may, are or will be competitive with our business and the business of our subsidiaries or in the same or similar lines of business as us and our subsidiaries, or that could be suitable for us or our subsidiaries and (iii) we have, subject to limited exceptions, renounced, to the fullest extent permitted by law, any interest or expectancy in, or in being offered an opportunity to participate in, such corporate opportunities;
●	provide that the provisions of our certificate of incorporation can only be amended or repealed by the affirmative vote of the holders of at least 66 2/3% in voting power of the outstanding shares of our common stock entitled to vote thereon, voting together as a single class; provided, however, that so long as the Stockholders' Agreement remains in effect, no provision of our certificate of incorporation may be amended, altered or repealed in any manner that would be contrary

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

The Joint Venture assets consist of processing plants in West Virginia and a one-third interest in two fractionators in Ohio (the “MarkWest fractionators”). Any significant interruption at these facilities would adversely affect the Joint Venture’s operations. Because a significant portion of Antero Resources’ production is processed by the Joint Venture, any significant interruption at these facilities would also adversely affect our other midstream operations.

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

In addition, new or additional regulations, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act and analogous state laws, or that impose new permitting requirements on our operations could result in increased costs or delays of, or denial of rights to conduct, our development programs. For example, in April 2020, the federal district court for the District of Montana determined that the Corps Clean Water Act (“CWA”) Section 404 NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited to the particular pipeline in that case pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the CWA Section 401 certification process. Several NWPs, including the revised NWP 12, rely on Section 401 certifications or waivers under the vacated rule. This initially led the Corps to halt the permitting decisions for such NWPs. While the Corps has resumed permitting decisions for such NWPs, the Corps has advised that, as part of the permitting decision process, the Corps will coordinate with certifying authorities on Section 401 certifications as needed, which may result in permit delays or otherwise impact our operations. While the full extent and impact of these vacaturs is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This in turn could have an adverse effect on our business, financial condition and results of operation. Separately, the definition of WOTUS has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump Administrations each published final rules attempting to define the federal jurisdictional reach over WOTUS. However, both of these rulemakings have been subject to legal challenge, and the Biden administration has announced plans to establish its own definition of WOTUS. Most recently, the EPA and Corps published a proposed rulemaking to revoke the 2020 rule in favor of a pre-2015 definition until a new definition is proposed, which the Biden Administration has announced is underway. Additionally, in January 2022, the Supreme Court agreed to hear a case on the scope and authority of the CWA and the definition of WOTUS. As a result, the scope of the CWA’s jurisdiction is uncertain at this time. To the extent any rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. Further, any discharges of natural gas, NGLs, oil and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. See “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.

If our assets become subject to FERC regulation or federal, state or local regulations or policies change, or if we fail to comply with market behavior rules, our financial condition, cash flows and results of operations could be materially and adversely affected.

Our gathering and transportation operations are exempt from regulation by the FERC, under the NGA. Section 1(b) of the NGA, exempts natural gas gathering facilities from regulation by the FERC under the NGA. Although the FERC has not made any formal determinations with respect to any of our facilities, we believe that the natural gas pipelines in our gathering systems meet the traditional tests the FERC has used to establish whether a pipeline is a gathering pipeline not subject to FERC jurisdiction. The distinction between FERC-regulated transmission services and federally unregulated gathering services, however, has been the subject of substantial litigation, and the FERC determines whether facilities are gathering facilities on a case-by-case basis, so the classification and regulation of our gathering facilities may be subject to change based on future determinations by the FERC, the courts or Congress. If the FERC were to consider the status of an individual facility and determine that the facility or services provided by it are not exempt from FERC regulation under the NGA, the rates for, and terms and conditions of, services provided by such facility would be subject to regulation by the FERC under the NGA or the NGPA. Such regulation could decrease revenue, increase operating costs and, depending upon the facility in question, could adversely affect our financial condition, cash flows and results of operations.

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

Moreover, FERC regulations indirectly impact our businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our financial condition, cash flows and results of operations. The FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,388,496 per day for each violation and disgorgement of profits associated with any violation.

For more information regarding federal and state regulation of our operations, see “Business—Regulation of Operations.”

Increased regulation of hydraulic fracturing could result in reductions or delays in production by our customers, which could reduce the throughput on our gathering and processing systems and the number of wells for which we provide water handling services, which could adversely impact our revenues.

All of Antero Resources’ natural gas, NGLs and oil production is developed from unconventional sources, such as shale formations. These reservoirs require hydraulic fracturing completion processes to release the liquids and natural gas from the rock so it can flow through casing to the surface. Hydraulic fracturing is a well stimulation process that utilizes large volumes of water and sand (or other proppant) combined with fracturing chemical additives that are pumped at high pressure to crack open previously impenetrable rock to release hydrocarbons. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies, but the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities. For example, the EPA finalized rules in June 2016 that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly owned wastewater treatment plants.

In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the Safe Drinking Water Act and to require disclosure of the chemicals used in the hydraulic fracturing process. New legislation regulating hydraulic fracturing may be considered again in future, though we cannot predict when or the scope of any such legislation at this time. At the state level, several states have adopted or are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on hydraulic fracturing activities. For example, both West Virginia and Ohio have adopted requirements governing well pad construction, as well as requiring oil and natural gas operators to disclose chemical ingredients used to hydraulically fracture wells and to conduct pre-drilling baseline water quality sampling of certain water wells near a proposed horizontal well. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular.

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

As an owner, lessee or operator of gathering pipelines and compressor stations, we are subject to various stringent federal, state, provincial and local laws and regulations relating to the discharge of materials into, and protection of, the environment. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose various obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations. Failure to comply with these laws, regulations and permits may result in joint and several, strict liability and the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass and facilities where wastes resulting from our operations are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues, which in turn could affect our profitability. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability. For example, President Biden has made action on environmental matters, and climate change in particular, a focus of his administration, and our operations and those of our clients, may be subject to greater environmental, health and safety restrictions, particularly with regards to hydraulic fracturing, permitting and GHG emissions.

Our operations also pose risks of environmental liability due to potential leakage, migration, releases or spills from our operations to surface or subsurface soils, surface water or groundwater. Certain environmental laws impose strict as well as joint and several liability for costs required to remediate and restore sites where hazardous substances, hydrocarbons or solid wastes have been stored or released. We may be required to remediate contaminated properties currently or formerly operated by us or facilities of third parties that received waste generated by our operations regardless of whether such contamination resulted from the conduct of others or from consequences of our own actions that were in compliance with all applicable laws at the time those actions were taken. In addition, claims for damages to persons or property, including natural resources, may result from the environmental, health and safety impacts of our operations. Moreover, public interest in the protection of the environment has increased dramatically in recent years. The trend of more expansive and stringent environmental legislation and regulations is expected to continue, which may result in increased costs of doing business and consequently affecting profitability. See “Business—Regulation of Environmental and Occupational Safety and Health Matters” for more information.

Our operations are subject to a series of risks related to climate change that could result in increased operating costs, limit the areas in which our customers may conduct oil and gas exploration and production activities, and reduce demand for the services we provide.

The threat of climate change continues to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate change legislation has been implemented at the federal level. However, President Biden has highlighted addressing climate change as a priority of his administration, which includes certain potential initiatives for climate change legislation to be proposed and passed into law. Moreover, federal regulators, state and local governments and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. For example, in response to findings that emissions of carbon dioxide, methane and other GHGs endanger public health and the environment, the EPA has adopted regulations under existing provisions of the federal CAA that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations.

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that established emission standards for methane and VOCs from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, the U.S. Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb as new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. The EPA plans to issue a supplemental proposal in 2022 containing additional requirements not included in the November 2021 proposed rule, and anticipates issuing a final rule by the end of 2022. Once finalized, the regulations are likely to be subject to legal challenge and will also need to be incorporated into the states’ implementation plans, which will require approval by the EPA through individual rulemakings that could also be subject to legal challenge. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed their own regulations on methane emissions from oil and gas production activities.

Internationally, the Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years beginning 2020. President Biden recommitted the United States to the Paris Agreement in February 2021 and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, in November 2021, the international community gathered again in Glasgow COP26, during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” an initiative committing to a collective goal of reducing global methane pollution by at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Concern over the threat of climate change has also resulted in increasing political risks in the United States, including climate-change related pledges made by President Biden and other public office representatives. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued by the Biden administration include more restrictive requirements for the development of pipeline infrastructure or LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities.

Increasingly, fossil fuel companies are also exposed to litigation risks from climate change. A number of parties have brought suits against fossil fuel companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. While we are not currently party to any such litigation, we could be named in future actions making similar claims of liability. Moreover, to the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.

Additionally, in response to concerns related to climate change, companies in the fossil fuel sector may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-fossil fuel related sectors. Institutional lenders who provide financing to fossil-fuel energy companies have also become more attentive to sustainable lending practices, and some of them may elect in future not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. In addition, at COP26, GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the fossil fuel sector. The Federal Reserve has joined the NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. A material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services. In addition, the SEC has announced that it will promulgate rules requiring climate disclosures. Although the form and substance of these requirements is not yet known, and we cannot predict what any such rules may require to the extent the rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

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

Moreover, climate change may also result in various physical risks such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our financial condition and operations, as well as those of our suppliers or customers. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, such as if we become subject to water use curtailments in response to drought, or demand for our services, such as to the extent warmer winters reduce the demand for energy for heating purposes. Such physical risks may also impact the infrastructure on which we rely to provide our services. One or more of these developments could have a material adverse effect on our business, financial condition and operations. In addition, while our consideration of changing weather conditions and inclusion of safety factors in design covers the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

We may incur significant costs and liabilities as a result of pipeline integrity management program testing and any related pipeline repair or preventative or remedial measures.

The DOT has adopted regulations requiring pipeline operators to develop integrity management programs for transportation pipelines located where a leak or rupture could do the most harm in HCAs or MCAs. The regulations require operators to:

●	perform ongoing assessments of pipeline integrity;
●	identify and characterize applicable threats to pipeline segments that could impact certain high risk areas;
●	improve data collection, integration and analysis;
●	repair and remediate the pipeline as necessary; and
●	implement preventive and mitigating actions.

The 2011 Pipeline Safety Act among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, the PHMSA, finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In May 2021, those maximum civil penalties were increased to $225,134 and $2,251,334, respectively, to account for inflation. Should our operations fail to comply with DOT or comparable state regulations, we could be subject to substantial penalties and fines.

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in November 2021, PHMSA issued a final rule that imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities, in accordance with the PIPES Act of 2020. PHMSA, together with state regulators, are expected to commence and complete inspection of these plans in 2022. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations, but we do not expect our operations to be affected by these new rules any differently than other similarly situated midstream companies.

PHMSA also continues to work on other rulemakings, though we cannot predict when they will be finalized. For example, the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments” is expected to adjust the repair criteria for pipelines in HCAs, create new criteria for pipelines in non-HCAs and strengthen integrity management assessment requirements. Separately, in the Fiscal Year 2021 Omnibus Appropriations Bill, Congress directed PHMSA to move forward with several regulatory actions, the promulgation of rules related to changes in class location of existing pipelines, pipeline leak detection and repair and the management of idled pipelines, amongst other matters. While we cannot predict the full scope of these regulations at this time, more stringent requirements may require us to incur significant costs to maintain compliance, which may have a negative impact on our business performance and results of operations.

The adoption of these and other laws or regulations that apply more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant, consistent with other similarly situated midstream companies. While we cannot predict the outcome of legislative or regulatory initiatives, such legislative and regulatory changes could have a material effect on our cash flow. See “Business—Pipeline Safety Regulation” for more information.

Regulations related to the protection of wildlife could adversely affect our ability to conduct oil and gas operations in some of the areas where we operate.

Oil and gas operations in our operating areas can be adversely affected by regulations designed to protect various wildlife. For example, on January 28, 2020, the U.S. District Court for the District of Columbia ordered the USFWS to reconsider its decision to list the northern long-eared bat as threatened instead of endangered. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where we operate could cause us to incur increased costs arising from species protection measures, result in constraints on our customer’s exploration and production activities and on our pipeline construction and operation activities. This limits our ability to operate in those areas and can intensify competition during those months for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations or the operations of our customers and materially increase our operating and capital costs.

Human Capital

The loss of senior management or technical personnel could adversely affect operations.

We depend on the services of a relatively small group of senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel, including Paul M. Rady, Chairman, President and Chief Executive Officer, could have a material adverse effect on our business, financial condition and results of operations.

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

All of our officers and certain of our directors are also officers or directors of Antero Resources. Also, as of December 31, 2021, Antero Resources beneficially owned 29.1% of our outstanding common stock. Conflicts of interest will arise between Antero Resources and us. Our directors and officers who are also directors and officers of Antero Resources have a fiduciary duty to manage Antero Resources in a manner that is beneficial to Antero Resources. In resolving these actual or apparent conflicts of interest, these directors and officers may choose strategies that favor Antero Resources over our interests and the interests of our stockholders. These actual and apparent conflicts may in certain cases include, for example, the decision to declare and pay dividends or the decision to repurchase shares of our common stock owned by Antero Resources. The resolution of any conflicts of interest between Antero Resources and its subsidiaries, on one hand, and us and our subsidiaries, on the other, to the extent we can resolve them, may be costly and reduce the amount of time and attention that our directors and officers may spend in operating our business, which, in each case, may adversely affect our business.

Furthermore, Antero Resources is under no obligation to adopt a business strategy that favors us. For example, Antero Resources has dedicated acreage to, and entered into long-term contracts for gathering and compression services on, our gathering and compression systems, as well as long-term contracts for receiving water services.  However, while we have a right of first offer that expires in 2038 to provide processing and fractionation services to Antero Resources, subject to certain exceptions, Antero Resources is under no obligation to consider whether any future drilling plans would create beneficial opportunities for us.  Additionally, although our processing and fractionation services provided by the Joint Venture are supported by minimum volume commitments, the gathering and compression agreement includes minimum volumes commitments only on high pressure pipelines and compressor stations constructed at Antero Resources’ request after November 2014.  Any decision by Antero Resources to operate its assets in a manner that does not support our operations could have a material adverse effect on our business, financial condition and results of operations.

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

Paul M. Rady and an individual affiliated with Yorktown serve as members of our Board and the Board of Directors of Antero Resources. Mr. Rady and Yorktown also own a significant portion of the shares of common stock of Antero Resources. As a result of their investments in Antero Resources, Mr. Rady and Yorktown may have conflicting interests with other stockholders. Conflicts of interest could arise in the future between us, on the one hand, and Mr. Rady and Yorktown, on the other hand, regarding, among other things, decisions related to our financing, capital expenditures and growth plans, the terms of our agreements with Antero Resources and its subsidiaries and the pursuit of potentially competitive business activities or business opportunities.

Income Taxes

Our future tax liability may be greater than expected if we do not generate deductions or net operating loss (“NOL”) carryforwards sufficient to offset taxable income or if tax authorities challenge certain of our tax positions.

We expect to generate deductions and NOL carryforwards that we can use to offset our taxable income. As a result, we do not expect to pay material U.S. federal and state income taxes through 2026. This expectation is based upon assumptions our management has made regarding, among other things, income, capital expenditures and net working capital. Further, the IRS or other tax authorities could challenge one or more tax positions we take, such as the classification of assets under the income tax depreciation rules, the characterization of expenses for income tax purposes and the tax characterization of the Transactions. Further, any change in law may affect our tax position. While we expect that our deductions and NOL carryforwards will be available to us as a future benefit, in the event that they are not generated as expected, are successfully challenged by the IRS (in a tax audit or otherwise), or are subject to future limitations, our ability to realize these benefits may be limited.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

We are subject to various and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability. For example, several tax proposals have been set forth that would, if enacted, make significant changes to U.S. tax laws. Such proposals include an increase in the U.S. income tax rate applicable to corporations (such as us) from 21%, the imposition of a minimum tax on book income for certain corporations and the imposition of an excise tax on certain corporate stock repurchases that would be borne by the corporation repurchasing such stock. The U.S. Congress may consider, and could include, some or all of these proposals in connection with tax reform that may be undertaken. It is unclear whether these or similar changes will be enacted and, if enacted, how soon any such changes could take effect. The passage of any legislation as a result of these proposals and other similar changes in U.S. federal income tax laws could adversely affect our business and future profitability.

Taxable gain or loss on the sale of our common stock could be more or less than expected.

If a holder sells our common stock, the holder will recognize gain or loss equal to the difference between the amount realized and the holder’s tax basis in the shares of common stock sold. To the extent that the amount of distributions on our common stock exceeds our current and accumulated earnings and profits, such distributions will be treated as a tax free return of capital and will reduce a holder’s tax basis in its common stock. We expect the majority of our distributions to be in excess of our earnings and profits through 2026. Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in our common stock, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of our common stock.

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

Veolia

The Company is currently involved in a consolidated lawsuit with Veolia Water Technologies, Inc. (“Veolia”) relating to the Clearwater Facility.

On March 13, 2020, Antero Treatment LLC (“Antero Treatment”), a wholly owned subsidiary of the Company, filed suit against Veolia in the district court of Denver County, Colorado, asserting claims of fraud, breach of contract and other related claims. Antero Treatment alleges that Veolia failed to meet its contractual obligations to design and build a “turnkey” wastewater disposal facility under a Design/Build Agreement dated August 18, 2015 (the “DBA”), and that Veolia fraudulently concealed certain miscalculations and design flaws during contract negotiations and continued to conceal and fraudulently misrepresent the impact of certain design changes post-execution of the DBA. On March 13, 2020, Veolia filed a separate suit against the Company, Antero Resources, and certain of the Company’s wholly owned subsidiaries (collectively, the “Antero Defendants”) in Denver County, Colorado. In its lawsuit, Veolia asserted breach of contract and equitable claims against the Antero Defendants for alleged failures under the DBA. Veolia’s suit was consolidated into the action filed by Antero Treatment.

Veolia and the Antero Defendants each filed partial motions to dismiss and motions for summary judgment directed at certain claims asserted by the opposing party. A bench trial on the remaining claims is occurring from January 24 through February 10, 2022 and on February 24, 2022. At trial, Antero Treatment sought damages from Veolia of approximately $450 million, which represents the Company’s out-of-pocket costs associated with the Clearwater Facility project. In the alternative, Antero Treatment sought damages related to multiple breaches of the DBA, totaling approximately $370 million. Also at trial, Veolia sought monetary damages of approximately $118 million, including alleged delay and extra-contractual costs and a contract balance relating to an allegation that Antero Defendants improperly terminated the DBA. The Antero Defendants vigorously deny Veolia’s claims. A final judgment on the claims has not yet been rendered.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AM.” On February 11, 2022, shares of our common stock were held by 42 holders of record. The number of holders does not include the holders for whom shares of our common stock are held in a “nominee” or “street” name. In addition, as of February 11, 2022, Antero Resources and its subsidiaries owned 139,042,345 shares of our common stock, which represented a 29.1% interest in us.

Issuer Purchases of Equity Securities

The following table sets forth our common stock repurchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
October 1, 2021 – October 31, 2021	11,214	$11.35	—	N/A
November 1, 2021 – November 30, 2021	—	—	—	N/A
December 1, 2021 – December 31, 2021	—	—	—	N/A
Total	11,214	$11.35	—	$149,767,409
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended December 31, 2021, we did not make any repurchases under this program.

Dividends

On January 12, 2022, the Board declared an aggregate cash dividend on the shares of our common stock of $0.225 per share for the quarter ended December 31, 2021. The dividend was paid on February 9, 2022 to stockholders of record as of January 26, 2022.

The Board also declared a cash dividend of $138 thousand on shares of our Series A Non-Voting Perpetual Preferred Stock, par value $0.01 (the “Series A Preferred Stock”), that was paid on February 14, 2022 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 14—Equity and Earnings Per Common Share to our consolidated financial statements. As of December 31, 2021, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on May 4, 2017, the date of our initial public offering, in each of our predecessor’s, AMGP, common shares through March 12, 2019 and our common stock thereafter, the Standard & Poor’s 500 (“S&P 500”) Index and the Alerian Midstream Energy (“AMNA”) Index. We believe the AMNA Index is meaningful because it is an independent, objective view of the performance of similarly-sized midstream energy companies.

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

ITEM 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our consolidated financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see “Item 1A. Risk Factors.” and the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. In this section, references to “Antero Midstream,” “AM,” the “Company,” “we,” “us,” and “our” refer to Antero Midstream Corporation and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to primarily service Antero Resources’ production and completion activity. We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Appalachian Basin and present opportunities to expand our midstream services to other operators in the Appalachian Basin. Our assets consist of gathering pipelines, compressor stations and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Appalachian Basin in West Virginia and Ohio. Our assets also include two independent water handling systems that deliver water from the Ohio River and several regional waterways, which portions of these systems are also utilized to transport flowback and produced water. These water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments to transport the water throughout the pipelines. These services are provided by us directly or through third-parties with which we contract. Our assets also include other flowback and produced water treatment facilities that we use to provide water treatment services to Antero Resources and third-parties.

COVID-19 Pandemic

Since the start of the COVID-19 pandemic, governments have tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, among other actions, which caused a significant decrease in activity in the global economy and the demand for oil, and to a lesser extent, natural gas and NGLs. As vaccines have become widely available, social distancing guidelines, travel restrictions and stay-at-home orders have eased, activity in the global economy has increased and demand for oil, natural gas and NGLs, and related commodity pricing, has improved. However, new variants of the virus could cause further commodity market volatility and resulting financial market instability, and these are variables beyond our control that may adversely impact our generation of funds from operating cash flows, distributions from unconsolidated affiliates and our ability to access the capital markets.

As a midstream energy company, we are recognized as an essential business under various federal, state and local regulations related to the COVID-19 pandemic. As such, we have continued to operate throughout the pandemic as permitted under these regulations while taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations and corporate offices, and these protocols have not reduced Antero Resources’ production and our throughput in a significant manner. A substantial portion of our non-field level employees currently operate in remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. We continue to monitor the COVID-19 environment in order to (i) protect the health and safety of our employees and contract workers and (ii) determine when a return to in-office working arrangements will be appropriate.

Neither our nor Antero Resources’ supply chain has experienced any significant interruptions due to the COVID-19 pandemic. Prior to the COVID-19 pandemic, Antero Resources had developed a diverse set of buyers and destinations, as well as in-field and off-site storage capacity for its condensate volumes, and as a result of the pandemic, Antero Resources has expanded its customer base and its condensate storage capacity within the Appalachian Basin. However, if Antero Resources or our other customers were to experience any production curtailments or shut-ins it would reduce throughput for our gathering and processing systems. In addition, if our customers were to delay or discontinue drilling or completion activities, it would reduce the volumes of water that we handle and therefore revenues for our water distribution and handling business.

As the global economy continues to recover from the effects of the COVID-19 pandemic, economic indicators have continued to strengthen. However, the economy has begun to experience elevated inflation levels as a result of global supply and demand imbalances resulting from the COVID-19 pandemic. For example, the United States Bureau of Labor and Statistics (“BLS”) CPI for all urban consumers increased 7% from December 31, 2020 to December 31, 2021 as compared to the average historical 10-year rate of 2%. Additionally, employment activity has also begun to strengthen as demonstrated by the United States BLS unemployment rate declining from a high of 15% in April 2020 to 4% in December 2021. Inflationary pressures and labor shortages could result in increases to our operating and capital costs that are not fixed, renegotiation of contracts and/or supply agreements and higher labor costs, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

Recent Developments and Highlights

Credit Facility

On October 26, 2021, we entered into an amended and restated senior secured revolving credit facility with lender commitments of $1.25 billion, which matures on October 26, 2026; provided that if on November 17, 2025 any of the 7.875% senior unsecured notes due May 15, 2026 (the “2026 Notes”) are outstanding, the New Credit Facility will mature on such date. We reduced our commitments from $2.13 billion under the Prior Credit Facility to $1.25 billion to better align with our expected future liquidity needs. See Note 10—Long-Term Debt to the consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements—Credit Facility” for more information.

Issuance of Senior Notes

On June 8, 2021, we issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners LP’s (“Antero Midstream Partners”) wholly owned subsidiaries (other than Antero Midstream Finance Corporation) and certain of its future restricted subsidiaries. See Note 10—Long-Term Debt to the consolidated financial statements for more information.

Redemption of Senior Notes

On June 8, 2021, we redeemed all of our outstanding 5.375% Senior Notes Due September 15, 2024 (the “2024 Notes”) at a redemption price of 102.688% of the principal amount therefore, plus accrued and unpaid interest. See Note 10—Long-Term Debt to the consolidated financial statements for more information.

Return of Capital Program

On August 12, 2019, our Board authorized a share repurchase program to opportunistically repurchase up to $300 million of shares of our outstanding common stock. On February 10, 2021, our Board extended this program through June 30, 2023. During the year ended December 31, 2021, we did not repurchase any shares under this program. We currently have approximately $150 million of share repurchase capacity remaining under this program.

On January 12, 2022, the Board declared a cash dividend on the shares of our common stock of $0.225 per share for the quarter ended December 31, 2021. The dividend was paid on February 9, 2022 to stockholders of record as of January 26, 2022. The Board also declared a cash dividend of $138 thousand on the Series A Preferred Stock that was paid on February 14, 2022 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 14—Equity and Earnings Per Common Share to our consolidated financial statements.

Sources of Our Revenues

Our gathering and compression revenues are driven by the volumes of natural gas we gather and compress, and our water handling revenues are driven by quantities of fresh water delivered to our customers to support their well completion operations and produced water treated. Pursuant to our long-term contracts with Antero Resources, we have secured long-term dedications covering a significant portion of Antero Resources’ current and future acreage for gathering and compression services. We have also entered into a long-term water services agreement covering Antero Resources’ 502,000 net acres in West Virginia and Ohio, with a right of first offer on all future areas of operation. Under the agreement, we receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, we also provide other fluid handling services. Our fresh water delivery systems and other fluid handling services support well completion and production operations for Antero

Resources. These services are provided by us directly or through third-parties with which we contract. For other fluid handling services provided by third-parties, Antero Resources reimburses our third-party out-of-pocket costs plus 3%. For other fluid handling services provided by us, we charge Antero Resources a cost of service fee. The initial term of the water services agreement runs to 2035. All of Antero Resources’ existing acreage is dedicated to us for gathering and compression services except for existing third-party commitments. Approximately 127,000 gross leasehold acres characterized by dry gas and liquids-rich production have been previously dedicated to third-party gatherers.

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

Our water handling operations are substantially dependent upon the number of wells drilled and completed by Antero Resources, as well as Antero Resources’ production. As of December 31, 2021, Antero Resources had disclosed estimated net proved reserves 17.7 Tcfe, of which 58% was natural gas, 41% were NGLs and 1% was oil. As of December 31, 2021, Antero Resources’ drilling inventory consisted of 2,083 identified potential horizontal well locations, approximately 1,371 of which were located on acreage dedicated to us, providing us with significant opportunity for growth as Antero Resources’ drilling program continues.

Principal Components of Our Cost Structure

The following items are the primary components of our operating expenses.

●	Direct Operating. We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. We schedule and conduct maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow. Gathering and compression operating costs consist primarily of labor, water disposal, pigging, fuel, monitoring, repair and maintenance, utilities and contract services. Gathering and compression operating costs vary with the miles of pipeline and number of compressor stations in our gathering and compression system. Fresh water operating expenses consist primarily of labor, pigging, monitoring, repair and maintenance and contract services. Fresh water operating costs vary with the miles of pipeline, number of pumping stations and to a lesser extent the number of well completions in the Appalachian Basin for which we deliver fresh water and number of impoundments in our water system. Other fluid handling costs, relate to contract services performed by us and third parties. Our other fluid handling costs consist of labor, monitoring and repair and maintenance costs. The other primary drivers of our direct operating expense include maintenance and contract services, regulatory and compliance expense and ad valorem taxes.
●	General and Administrative. Our general and administrative expenses include direct charges and costs charged by Antero Resources. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. Management believes these allocation methodologies are reasonable.
●	Equity-based compensation includes (i) costs allocated to Antero Midstream by Antero Resources for grants made prior to March 12, 2019 pursuant to the Antero Resources Corporation Long-Term Incentive Plan and (ii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan.
●	Depreciation. Depreciation consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year. Depreciation is computed over the asset’s estimated useful life using the straight-line basis. See Note 8—Property and Equipment to our consolidated financial statements for additional information on our asset classes and estimated lives of our assets.
●	Impairment. We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to their estimated fair value.

●	Interest. We have typically financed a portion of our cash requirements with borrowings under our revolving credit facility and with senior unsecured notes. Our interest expense also includes amortization of deferred financing costs incurred in connection with our revolving credit facility and senior notes, amortization of senior notes premiums and finance leases. See Note 10—Long-Term Debt to our consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements” for additional information on our debt agreements.
●	Income tax expense. We are subject to state and federal income taxes but are currently not in a cash tax paying position with respect to state and federal income taxes. The difference between our financial statement income tax expense and our federal income tax liability is primarily due to the differences in the tax and financial statement treatment of our investment in Antero Midstream Partners. We have recorded deferred income tax expense to the extent our deferred tax liabilities exceed our deferred tax assets. Our deferred tax assets result primarily from net operating loss carryforwards. As of December 31, 2021, we had approximately $342 million of U.S. federal net operating loss carryforwards (“NOLs”), and approximately $412 million of state NOLs. The Company currently considers all of its deferred tax assets realizable. The amount of deferred tax assets considered realizable, however, could change as we generate taxable income or as estimates of future taxable income are reduced. See Note 9—Income Taxes to our consolidated financial statements for a discussion of our deferred tax position and income tax expense.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to evaluate our performance. These metrics help us identify factors and trends that impact our operating results, profitability and financial condition. The key metrics we use to evaluate our business are provided below.

Adjusted EBITDA

We use Adjusted EBITDA as a performance measure to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and return capital to stockholders. Adjusted EBITDA is a non-GAAP financial measure. See “—Non-GAAP Financial Measures” below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measure.

Gathering and Compression Throughput

We must continually obtain additional supplies of natural gas to maintain or increase throughput on our systems. Our ability to maintain existing supplies of natural gas and obtain additional supplies is primarily impacted by (i) our acreage dedication and the level of successful drilling activity by Antero Resources and (ii) the potential for acreage dedications with and successful drilling by third-party producers. Any increase in our throughput volumes over the near term will likely be driven by Antero Resources continuing its drilling and development activities on its Appalachian Basin acreage.

Water Handling Volumes

Our fresh water volumes are primarily driven by hydraulic fracturing activities conducted as part of well completions. Our other fluid handling volumes are driven by hydraulic fracturing activities and produced water volumes, which are primarily a function of Antero Resources’ completion activities and production. Antero Resources’ consolidated acreage position allows us to provide fresh water and other fluid handling services for Antero Resources’ completion activities in a more efficient manner. However, to the extent that Antero Resources’ drilling and completion schedule is not met, or Antero Resources uses less fresh water and other fluid handling services in its well completion operations than expected (for example, due to a reduction in completions), and production declines, our water volumes may decline.

Results of Operations

We have two operating segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process gross production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from the Joint Venture and Stonewall Gas Gathering LLC. The water handling segment includes (i) two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, (ii) the wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) that was idled in September 2019 and (iii) other fluid handling services.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

The operating results of our reportable segments were as follows for the years ended December 31, 2020 and 2021:

	Year Ended December 31, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$759,459	259,932	—	1,019,391
Gathering—low pressure rebate	(48,000)	—	—	(48,000)
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	674,373	226,346	—	900,719
Operating expenses:
Direct operating	56,508	108,878	—	165,386
General and administrative (excluding equity-based compensation)	20,410	11,796	7,229	39,435
Equity-based compensation	9,489	2,388	901	12,778
Facility idling	—	15,219	—	15,219
Depreciation	57,300	51,490	—	108,790
Impairment of property and equipment	947	97,232	—	98,179
Impairment of goodwill	575,461	—	—	575,461
Accretion of asset retirement obligations	—	180	—	180
Loss on asset sale	2,689	240	—	2,929
Total operating expenses	722,804	287,423	8,130	1,018,357
Operating loss	(48,431)	(61,077)	(8,130)	(117,638)
Other income (expense):
Interest expense, net	—	—	(147,007)	(147,007)
Equity in earnings of unconsolidated affiliates	86,430	—	—	86,430
Total other income (expense)	86,430	—	(147,007)	(60,577)
Income (loss) before income taxes	37,999	(61,077)	(155,137)	(178,215)
Income tax benefit	—	—	55,688	55,688
Net income (loss) and comprehensive income (loss)	$37,999	(61,077)	(99,449)	(122,527)

Adjusted EBITDA (2)				$850,209
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures”.

	Year Ended December 31, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$761,737	218,621	—	980,358
Revenue–third-party	—	516	—	516
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	712,651	185,551	—	898,202
Operating expenses:
Direct operating	65,983	91,137	—	157,120
General and administrative (excluding equity-based compensation)	26,261	20,317	3,731	50,309
Equity-based compensation	10,119	2,500	910	13,529
Facility idling	—	3,997	—	3,997
Depreciation	59,692	49,098	—	108,790
Impairment of property and equipment	4,608	434	—	5,042
Accretion of asset retirement obligations	—	460	—	460
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	170,291	167,943	4,641	342,875
Operating income	542,360	17,608	(4,641)	555,327
Other income (expense):
Interest expense, net	—	—	(175,281)	(175,281)
Equity in earnings of unconsolidated affiliates	90,451	—	—	90,451
Loss on early extinguishment of debt	—	—	(21,757)	(21,757)
Total other income (expense)	90,451	—	(197,038)	(106,587)
Income before income taxes	632,811	17,608	(201,679)	448,740
Income tax expense	—	—	(117,123)	(117,123)
Net income and comprehensive income	$632,811	17,608	(318,802)	331,617

Adjusted EBITDA (2)				$876,438
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures”.

The following table sets forth the operating data for Antero Midstream:

	Year Ended		Amount of
	December 31,		Increase	Percentage
	2020	2021	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	1,069,822	1,060,444	(9,378)	(1)%
Compression (MMcf)	991,726	1,006,366	14,640	1%
Gathering—high pressure (MMcf)	1,058,119	1,037,094	(21,025)	(2)%
Fresh water delivery (MBbl)	40,076	34,572	(5,504)	(14)%
Other fluid handling (MBbl)	20,945	16,930	(4,015)	(19)%
Wells serviced by fresh water delivery	91	75	(16)	(18)%
Gathering—low pressure (MMcf/d)	2,923	2,905	(18)	(1)%
Compression (MMcf/d)	2,710	2,757	47	2%
Gathering—high pressure (MMcf/d)	2,891	2,841	(50)	(2)%
Fresh water delivery (MBbl/d)	109	95	(14)	(13)%
Other fluid handling (MBbl/d)	57	46	(11)	(19)%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf) (1)	$0.33	0.33	—	*
Average compression fee ($/Mcf)	$0.20	0.20	—	*
Average gathering—high pressure fee ($/Mcf)	$0.20	0.20	—	*
Average fresh water delivery fee ($/Bbl)	$3.96	3.97	0.01	*
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	523,739	543,649	19,910	4%
Fractionation—Joint Venture (MBbl)	13,200	13,644	444	3%
Processing—Joint Venture (MMcf/d)	1,431	1,489	58	4%
Fractionation—Joint Venture (MBbl/d)	36	37	1	3%

*Not meaningful or applicable.

(1)	The year ended December 31, 2021 average realized fee does not include $2.4 million of low pressure gathering fee revenues which volumes relate to prior periods.

Revenues. Total revenues decreased by $3 million, from $901 million, including amortization of customer relationships of $71 million, for the year ended December 31, 2020, to $898 million, including amortization of customer relationships of $71 million, for the year ended December 31, 2021. Gathering and processing revenues increased by 6%, from $675 million for the year ended December 31, 2020 to $713 million for the year ended December 31, 2021. Water handling revenues decreased by 18%, from $226 million for the year ended December 31, 2020 to $185 million for the year ended December 31, 2021. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $37 million period over period primarily due to $36 million in lower rebates to Antero Resources during the year ended December 31, 2021, partially offset by decreased throughput volumes of 9 Bcf, or 18 MMcf/d. Low pressure gathering volumes decreased between periods primarily due to downtime at certain processing and fractionation facilities during the third quarter of 2021, partially offset by 69 additional wells connected to our system since December 31, 2020.
●	Compression revenue increased $4 million period over period due to increased throughput volumes of 15 Bcf, or 47 MMcf/d, primarily due to additional wells connected to our system since December 31, 2020, and one new compressor that came online during the summer of 2020, partially offset by downtime at certain processing and fractionation facilities during the third quarter of 2021.
●	High pressure gathering revenue decreased $3 million period over period due to decreased throughput volumes of 21 Bcf, or 50 MMcf/d. The high pressure gathering volumes decreased period over period primarily as a result of downtime at certain processing and fractionation facilities during the third quarter of 2021, partially offset by 69 new wells connected to our system since December 31, 2020.

Water Handling

●	Fresh water delivery revenue decreased $21 million period over period due to decreased fresh water delivery volumes of 6 MMBbl, or 14 MBbl/d, as a result of 16 fewer wells completed during the year ended December 31, 2021.
●	Other fluid handling services revenue decreased $19 million period over period primarily due to a $25 million decrease in services that are billed at cost plus 3% as a result of increased use of our water blending services and cost reductions, partially offset by a $6 million increase in water blending services.

Direct operating expenses. Total direct operating expenses decreased by 5%, from $165 million for the year ended December 31, 2020 to $157 million for the year ended December 31, 2021. Gathering and processing direct operating expenses increased 17% from $56 million for the year ended December 31, 2020 to $66 million for the year ended December 31, 2021 primarily due to higher maintenance expense and ad valorem taxes between periods, as well as increased expense from one new compressor station that came online in the summer of 2020. Water handling direct operating expenses decreased by 16%, from $109 million for the year ended December 31, 2020 to $91 million for the year ended December 31, 2021. The decrease was primarily due to lower costs associated with third-party other fluid handling services of $25 million, partially offset by higher blending costs as a result of increased blending volumes between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased 28%, from $39 million for the year ended December 31, 2020 to $50 million for the year ended December 31, 2021 primarily due to (i) legal costs associated with the Clearwater Facility, (ii) higher salary and wage expense, which includes our annual incentive program that was temporarily and significantly reduced during 2020 and (iii) higher costs allocated to us from Antero Resources during 2021, partially offset by cost reduction efforts between periods.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $13 million and $14 million for the years ended December 31, 2020 and 2021, respectively.

Facility idling expenses. Facility idling expenses decreased 74%, from $15 million for the year ended December 31, 2020 to $4 million for the year ended December 31, 2021 primarily due to reduced Clearwater Facility decommissioning costs between periods.

Depreciation expense. Total depreciation expense remained consistent at $109 million for each of the years ended December 31, 2020 and 2021.

Impairment of property and equipment expense. Impairment of property and equipment expense of $98 million for the year ended December 31, 2020 was primarily for the impairment of fresh water delivery assets in the Utica Shale region. Impairment of property and equipment expense of $5 million for the year ended December 31, 2021 was primarily due to canceled project write-downs as well as a lower of cost or market adjustment for pipe inventory.

Impairment of goodwill expense. Impairment of goodwill expense of $575 million for the year ended December 31, 2020 reflects an impairment of the goodwill that was associated with our gathering system due to declines in commodity prices and the industry environment. All of our goodwill was fully impaired during the year ended December 31, 2020.

Loss on asset sale. Loss on asset sale remained relatively consistent at $3 million and $4 million for the years ended December 31, 2020 and 2021, respectively, and primarily relate to sales of excess pipe inventory.

Interest expense. Interest expense increased by 19%, from $147 million for the year ended December 31, 2020 to $175 million for the year ended December 31, 2021 primarily due to the issuance of (i) $550 million of 2026 Notes on November 10, 2020 and (ii) $750 million of 2029 Notes on June 8, 2021, partially offset by lower borrowings under the Credit Facility during the year ended December 31, 2021 and the redemption of all $650 million of the 2024 Notes on June 8, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 5%, from $86 million for the year ended December 31, 2020 to $90 million for the year ended December 31, 2021 primarily due to an increase in the level of volume throughput at the Joint Venture between periods, including one new Joint Venture processing plant with nameplate capacity of 200 MMcf/d being placed in service during July 2021, partially offset by the effects of the processing plant and fractionation facility downtime during the third quarter of 2021.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the year ended December 31, 2021 of $22 million primarily relates to the redemption of all $650 million of the 2024 Notes at a premium to par of $17 million as well as the write-off of $6 million of unamortized deferred financing costs, partially offset by $2 million of unamortized premium.

Income tax benefit (expense). Income tax benefit for the year ended December 31, 2020 was $56 million or an effective tax rate of 31.2% primarily due to the loss before taxes for the period coupled with an $11 million rate benefit related to the carryback of net operating losses to prior tax years. Income tax expense for the year ended December 31, 2021 was $117 million primarily due to income before taxes for the period which reflects an effective tax rate of 26.1% primarily due to the effects of state income taxes.

Net income (loss). Net loss was $123 million for the year ended December 31, 2020 primarily due to a $575 million impairment of goodwill for our gathering system and an $89 million impairment of our freshwater delivery assets. Net income was $332 million for the year ended December 31, 2021, primarily due to higher gathering and processing revenues and lower (i) impairment of property and equipment, (ii) direct operating expense and (iii) facility idling expense between periods, offset by lower water handling revenues and higher (i) interest expense, (ii) loss on early extinguishment of debt and (iii) general and administrative expense between periods.

Adjusted EBITDA. Adjusted EBITDA increased by 3%, from $850 million for the year ended December 31, 2020 to $876 million for the year ended December 31, 2021. The increase was primarily due to increased gathering and compression revenues and decreased direct operating expense and facility idling costs between periods, partially offset by lower water handling revenues and higher general and administrative expense between periods. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” in our 2020 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2020.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flows, borrowings under our New Credit Facility and capital market transactions. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash dividends and share repurchases under our share repurchases program for at least the next 12 months.

During the year ended December 31, 2021, we paid dividends of $0.98 per share, or a total of $471 million, to holders of our common stock, as applicable, and we paid $550 thousand of dividends on our Series A Preferred Stock. On January 12, 2022, the Board declared a cash dividend on the shares of our common stock of $0.225 per share for the quarter ended December 31, 2021 to be paid on February 9, 2022 to stockholders of record as of January 26, 2022. The Board also declared an aggregate cash dividend of $138 thousand on our Series A Preferred Stock that was paid on February 14, 2022. As of December 31, 2021, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

As of December 31, 2021, we did not have any off-balance sheet arrangements.

Cash Flows

The following table and discussion presents a summary of our net cash provided by operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2020	2021
Net cash provided by operating activities	$753,382	709,752
Net cash used in investing activities	(219,231)	(233,242)
Net cash used in financing activities	(534,746)	(477,150)
Net decrease in cash and cash equivalents	$(595)	(640)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

Operating Activities. Net cash provided by operating activities was $753 million and $710 million for the years ended December 31, 2020 and 2021, respectively. The decrease in net cash provided by operating activities for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily the result of lower water handling revenues, higher interest expense and general and administrative expense and increased cash used for working capital, excluding income tax receivable, between periods, partially offset by (i) higher gathering and processing revenues, (ii) lower direct operating expense and facility idling costs and (iii) decreased income tax refunds between periods.

Investing Activities. Net cash flows used in investing activities was $219 million and $233 million for the years ended December 31, 2020 and 2021, respectively. The increase in cash flows used in investing activities was primarily due to (i) a $29 million increase in additions to our gathering system, (ii) a $7 million increase in additions to our water handling system and (iii) $1 million increase in proceeds from excess pipe inventory sales, partially offset by a $23 million decrease in investments made in unconsolidated affiliates between periods.

Financing Activities. Net cash used in financing activities was $535 million and $477 million for the years ended December 31, 2020 and 2021, respectively. Net cash used in financing activities for the year ended December 31, 2021 included: (i) issuance of the 2029 Notes of $750 million; (ii) repayment of the 2024 Notes of $667 million, which includes the redemption premium at 102.688% of par, (iii) total dividends to our common stockholders and preferred stockholders of $472 million; (iv) $66 million in net payments on the Credit Facility; and (v) $17 million in deferred financing costs payments associated with the issuance of the 2029 Notes and the senior secured revolving credit facility amendment. Net cash used in financing activities for the year ended December 31, 2020 included: (i) issuance of the 2026 Notes of $550 million; (ii) total dividends to our common stockholders and preferred stockholders of $590 million; (iii) $346 million in net payments on the Credit Facility; (iv) $125 million (net of $8 million reflected in the cash flows provided by operating activities related to the accretion of fair value) paid to Antero Resources for the fair value of contingent acquisition consideration at the date of acquisition; (v) $25 million of common stock repurchases; and (vi) $6 million in deferred financing costs payments associated with the issuance of the 2026 Notes.

Year Ended December 31, 2019 Compared to Year Ended December 31, 2020

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the cash flows for the year ended December 31, 2019 compared to the year ended December 31, 2020.

Capital Investments

Our capital expenditures for the year ended December 31, 2021 were $262 million, including $217 million for gathering and compression infrastructure, $43 million for water infrastructure and $2 million for the Joint Venture.

The Board approved a 2022 capital budget with a range of $275 million to $300 million, which includes growth capital supporting the increased volumes expected from Antero Resources’ drilling partnership in addition to its maintenance capital program for 2022. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate near-term cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Debt Agreements

Credit Facility

Antero Midstream Partners, as borrower (the “Borrower”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, has a senior secured revolving credit facility with a consortium of banks. On October 26, 2021, we entered into an amended and restated senior secured revolving credit facility, the New Credit Facility. The New Credit Facility provides for borrowing under either Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as each term is defined in the New Credit Facility).

The New Credit Facility has lender commitments of $1.25 billion and matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes are outstanding, the New Credit Facility will mature on such date. As of December 31, 2021, we had $547 million of borrowings and no letters of credit outstanding under the New Credit Facility.

We have a choice of borrowing at Adjusted Term SOFR or at the base rate. Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable (i) with respect to base rate loans, quarterly and (ii) with respect to SOFR Loans, the last day of each Interest Period (as defined below); provided that if any Interest Period for a SOFR Loan exceeds three months, interest will be payable on the respective dates that fall every three months after the beginning of such Interest Period. SORF Loans bear interest at a rate per annum equal to the rate for SOFR rate loans for three or six months (the “Interest Period”) plus an applicable margin ranging from 150 to 250 basis points (subject to certain exceptions), depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month SOFR Rate loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points (subject to certain exceptions) depending on the leverage ratio then in effect.

The Credit Facility is guaranteed by our subsidiaries and is secured by mortgages on substantially all of Antero Midstream Partners’ and its subsidiaries’ properties. The New Credit Facility contains restrictive covenants that may limit our ability to, among other things:

●	incur additional indebtedness;
●	sell assets;
●	make loans to others;
●	make investments and acquisitions;
●	enter into mergers;
●	make certain restricted payments;
●	incur liens; and
●	engage in certain other transactions without the prior consent of the lenders.

The Credit Facility also requires us to maintain the following financial ratios (subject to certain exceptions):

●	a consolidated interest coverage ratio, which is the ratio of our consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter;
●	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that, at our election (the “Financial Covenant Election”), the consolidated total leverage ratio shall be no more than 5.25 to 1.0; and
●	after a Financial Covenant Election, a consolidated senior secured leverage ratio covenant rather than the consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

We were in compliance with the applicable covenants and ratios as of December 31, 2021.

See Note 10—Long-Term Debt to the unaudited condensed consolidated financial statements for more information on our Credit Facility.

Senior Notes

The following table summarizes the material terms of our senior unsecured notes as of December 31, 2021:

	2026 Notes	2027 Notes	2028 Notes	2029 Notes
Outstanding principal (in thousands)	$550,000	$650,000	$650,000	$750,000
Interest rate	7.875%	5.75%	5.75%	5.375%
Maturity date	May 15, 2026	March 1, 2027	January 15, 2028	June 15, 2029
Interest payment dates	May 15, Nov. 15	Mar. 1, Sept. 1	Jan. 15, July 15	Jun. 15, Dec. 15
Make-whole redemption date (1)	May 15, 2025	March 1, 2025	January 15, 2026	June 15, 2026
(1)	On or after these dates, we may redeem the applicable series of senior notes, in whole or in part, at a redemption price equal to 100% of the principal amount redeemed, together with accrued and unpaid interest up to the redemption date. Prior to such date, we may, in certain circumstances, redeem the notes at a redemption price that includes an applicable premium as defined in the indentures to such notes.

See Note 10—Long-Term Debt to the consolidated financial statements for more information on our senior notes.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss on early extinguishment of debt and loss on asset sale and including cash distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Year Ended December 31,
(in thousands)	2020	2021
Reconciliation of Net Income (Loss) to Adjusted EBITDA:
Net income (loss)	$(122,527)	331,617
Interest expense, net	147,007	175,281
Income tax expense (benefit)	(55,688)	117,123
Depreciation expense	108,790	108,790
Amortization of customer relationships	70,672	70,672
Equity-based compensation	12,778	13,529
Impairment	673,640	5,042
Accretion of asset retirement obligations	180	460
Equity in earnings of unconsolidated affiliates	(86,430)	(90,451)
Distributions from unconsolidated affiliates	98,858	118,990
Loss on early extinguishment of debt	—	21,757
Loss on asset sale	2,929	3,628
Adjusted EBITDA	$850,209	876,438

Critical Accounting Policies and Estimates

The following discussion relates to the critical accounting policies and estimates for both the Company and our predecessor, AMGP. The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements. See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements for a discussion of additional accounting policies and estimates made by management.

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

Contingent Acquisition Consideration

In connection with our September 2015 acquisition of certain water treatment assets, we agreed to pay Antero Resources (a) $125 million in cash if we delivered 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we delivered 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability was valued based on Level 3 inputs related to the expected average volumes and weighted average cost of capital and was recorded at the time of such acquisition in accordance with accounting guidance for business combinations. In January 2020, Antero Midstream Partners paid Antero Resources $125 million and, as of December 31, 2020, no additional contingent acquisition consideration was earned.

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

New Accounting Pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions to the general principles in ASC 740, Income Taxes (“ASC 740”) and also simplifies portions of ASC 740 by clarifying and amending existing guidance. It is effective for interim and annual reporting periods after December 15, 2020. We adopted this ASU on January 1, 2021, and it did not have a material impact on our consolidated financial statements.

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

Commodity Price Risk

Our gathering and compression and water services agreements with Antero Resources provide for fixed-fee and cost of service fee structures, and we intend to continue to pursue additional fixed-fee or cost of service fee opportunities with Antero Resources and third parties in order to avoid direct commodity price exposure. However, to the extent that our future contractual arrangements with Antero Resources or third parties do not provide for fixed-fee or cost of service fee structures, we may become subject to commodity price risk. We are subject to commodity price risks to the extent that they impact Antero Resources’ development program and production and therefore our gathering, compression and water handling volumes. We cannot predict to what extent our business would be impacted by lower commodity prices and any resulting impact on Antero Resources’ operations.

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of December 31, 2021, we had $547 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $6 million increase in interest expense for the year ended December 31, 2021.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related STOCKHOLDER Matters

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2022 Annual Meeting of Stockholders.

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

4.4

Indenture, dated as of June 28, 2019, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 28, 2019).

4.5	Form of 5.75% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 28, 2019).
4.6

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

4.7

Indenture, dated as of November 10, 2020, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on November 10, 2020)

4.8	Form of 7.875% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on November 10, 2020).
4.9

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2020).

4.10

Indenture, dated June 8, 2021, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 8, 2021).

4.11	Form of 5.375% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 8, 2021).
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

10.11

Second Amended and Restated Credit Facility, dated as of October 26, 2021, by and among Antero Midstream Partners LP, as Borrower, the lenders party thereto and Wells Fargo Bank, National Association., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on October 27, 2021).

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

101*

The following financial information from this Form 10-K of Antero Midstream Corporation for the year ended December 31, 2021, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	February 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director,
/s/ PAUL M. RADY	President and Chief Executive Officer	February 16, 2022
Paul M. Rady	(principal executive officer)

Chief Financial Officer,
/s/ BRENDAN E. KRUEGER	Vice President – Finance and Treasurer	February 16, 2022
Brendan E. Krueger	(principal financial officer)

/s/ SHERI L. PEARCE	Vice President – Accounting and Chief Accounting Officer	February 16, 2022
Sheri L. Pearce	(principal accounting officer)

/s/ MICHAEL N. KENNEDY	Director and Senior Vice President – Finance	February 16, 2022
Michael N. Kennedy

/s/ PETER A. DEA	Director	February 16, 2022
Peter A. Dea

/s/ W. HOWARD KEENAN, JR.	Director	February 16, 2022
W. Howard Keenan, Jr.

/s/ DAVID H. KEYTE	Director	February 16, 2022
David H. Keyte

/s/ BROOKS J. KLIMLEY	Director	February 16, 2022
Brooks J. Klimley

/s/ JANINE J. MCARDLE	Director	February 16, 2022
Janine J. McArdle

/s/ JOHN C. MOLLENKOPF	Director	February 16, 2022
John C. Mollenkopf

/s/ ROSE M. ROBESON	Director	February 16, 2022
Rose M. Robeson

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Midstream Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Midstream Corporation and subsidiaries (the Company) as of December 31, 2020 and 2021, the related consolidated statements of operations and comprehensive income (loss), partners’ capital and stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

The primary procedures we performed to address this critical audit matter included the following. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process for identifying lease modifications and evaluating lease classification for those modifications, including controls related to the review and approval of the Company’s lease modifications and the Company’s evaluation of the lease classification. We evaluated the Company’s accounting memoranda and documentation underlying the accounting conclusions reached, including application of relevant accounting guidance in regard to the modification accounting and subsequent lease classification. We evaluated the economic life used in the determination of lease classification by comparing it to relevant industry publications. We evaluated fixed assets that are placed in service for new minimum volume commitments which would require reassessment of the lease.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado

February 16, 2022

ANTERO MIDSTREAM CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2020	2021
Assets
Current assets:
Cash and cash equivalents	$640	—
Accounts receivable–Antero Resources	73,722	81,197
Accounts receivable–third party	839	747
Income tax receivable	17,251	940
Other current assets	1,479	920
Total current assets	93,931	83,804

Property and equipment, net	3,254,044	3,394,746
Investments in unconsolidated affiliates	722,478	696,009
Deferred income tax asset	103,402	—
Customer relationships	1,427,447	1,356,775
Other assets, net	9,610	12,667
Total assets	$5,610,912	5,544,001

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$3,862	4,956
Accounts payable–third party	9,495	23,592
Accrued liabilities	74,947	80,838
Other current liabilities	5,701	4,623
Total current liabilities	94,005	114,009
Long-term liabilities:
Long-term debt	3,091,626	3,122,910
Deferred income tax liability	—	13,721
Other	6,995	6,663
Total liabilities	3,192,626	3,257,303

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2020 and 2021
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2020 and 2021	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 476,639 and 477,495 issued and outstanding as of December 31, 2020 and 2021, respectively	4,766	4,775
Additional paid-in capital	2,877,612	2,414,398
Accumulated deficit	(464,092)	(132,475)
Total stockholders' equity	2,418,286	2,286,698
Total liabilities and stockholders' equity	$5,610,912	5,544,001

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2019	2020	2021
Revenue:
Gathering and compression–Antero Resources	$543,538	711,459	749,737
Water handling–Antero Resources	306,010	259,932	218,621
Water handling–third party	50	—	516
Amortization of customer relationships	(57,010)	(70,672)	(70,672)
Total revenue	792,588	900,719	898,202
Operating expenses:
Direct operating	195,818	165,386	157,120
General and administrative (including $73,517, $12,778 and $13,529 of equity-based compensation in 2019, 2020 and 2021, respectively)	118,113	52,213	63,838
Facility idling	11,401	15,219	3,997
Depreciation	95,526	108,790	108,790
Impairment of property and equipment	409,739	98,179	5,042
Impairment of goodwill	340,350	575,461	—
Impairment of customer relationships	11,871	—	—
Accretion of asset retirement obligations	187	180	460
Accretion and change in fair value of contingent acquisition consideration	8,076	—	—
Loss on asset sale	—	2,929	3,628
Total operating expenses	1,191,081	1,018,357	342,875
Operating income (loss)	(398,493)	(117,638)	555,327
Other income (expense):
Interest expense, net	(110,402)	(147,007)	(175,281)
Equity in earnings of unconsolidated affiliates	51,315	86,430	90,451
Loss on early extinguishment of debt	—	—	(21,757)
Total other expense	(59,087)	(60,577)	(106,587)
Income (loss) before income taxes	(457,580)	(178,215)	448,740
Income tax benefit (expense)	102,466	55,688	(117,123)
Net income (loss) and comprehensive income (loss)	$(355,114)	(122,527)	331,617

Net income (loss) per share–basic	$(0.80)	(0.26)	0.69
Net income (loss) per share–diluted	$(0.80)	(0.26)	0.69

Weighted average common shares outstanding:
Basic	442,640	478,278	477,270
Diluted	442,640	478,278	479,736

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Partners’ Capital and Stockholders’ Equity

(In thousands)

	Common
	Shares
	Representing
	Limited					Additional
	Partner	Series B	Preferred	Common Stock		Paid-In	Accumulated	Total
	Interests	Unitholders	Stock	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2018	$(41,969)	72,830	—	—	—	—	—	30,861
Distributions to unitholders	(30,543)	(3,720)	—	—	—	—	—	(34,263)
Net loss and comprehensive loss pre-acquisition	(13,549)	—	—	—	—	—	—	(13,549)
Equity-based compensation pre-acquisition	7,034	—	—	—	—	—	—	7,034
Exchange of common shares for shares of common stock and cash consideration paid	79,027	(69,110)	—	506,641	5,066	4,002,898	—	4,017,881
Issuance of Series A non-voting perpetual preferred stock	—	—	—	—	—	—	—	—
Dividends to stockholders	—	—	—	—	—	(461,934)	—	(461,934)
Equity-based compensation post-acquisition	—	—	—	—	—	66,483	—	66,483
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	—	297	3	(2,018)	—	(2,015)
Repurchases and retirement of common stock	—	—	—	(22,896)	(229)	(125,290)	—	(125,519)
Net loss and comprehensive loss post-acquisition	—	—	—	—	—	—	(341,565)	(341,565)
Balance at December 31, 2019	—	—	—	484,042	4,840	3,480,139	(341,565)	3,143,414
Dividends to stockholders	—	—	—	—	—	(590,190)	—	(590,190)
Equity-based compensation	—	—	—	—	—	12,778	—	12,778
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	—	507	5	(481)	—	(476)
Repurchases and retirement of common stock	—	—	—	(7,910)	(79)	(24,634)	—	(24,713)
Net loss and comprehensive loss	—	—	—	—	—	—	(122,527)	(122,527)
Balance at December 31, 2020	—	—	—	476,639	$4,766	2,877,612	(464,092)	2,418,286
Dividends to stockholders	—	—	—	—	—	(471,721)	—	(471,721)
Equity-based compensation	—	—	—	—	—	13,529	—	13,529
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	—	—	856	9	(5,022)	—	(5,013)
Net income and comprehensive income	—	—	—	—	—	—	331,617	331,617
Balance at December 31, 2021	$—	—	—	477,495	$4,775	2,414,398	(132,475)	2,286,698

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2020	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$(355,114)	(122,527)	331,617
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	95,526	108,790	108,790
Accretion and change in fair value of contingent acquisition consideration	8,263	180	460
Payment of contingent consideration in excess of acquisition date fair value	—	(8,076)	—
Impairment	761,960	673,640	5,042
Deferred income tax expense (benefit)	(101,927)	(171)	117,123
Equity-based compensation	73,517	12,778	13,529
Equity in earnings of unconsolidated affiliates	(51,315)	(86,430)	(90,451)
Distributions from unconsolidated affiliates	64,320	98,858	118,990
Distributions from Antero Midstream Partners LP, prior to the Transactions	43,492	—	—
Amortization of customer relationships	57,010	70,672	70,672
Amortization of deferred financing costs	3,183	4,503	5,549
Settlement of asset retirement obligations	—	(2,183)	(1,385)
Loss on asset sale	—	2,929	3,628
Loss on early extinguishment of debt	—	—	21,757

Changes in assets and liabilities:
Accounts receivable–Antero Resources	42,484	27,306	(7,475)
Accounts receivable–third party	185	1,434	904
Income tax receivable	—	(17,251)	16,311
Other current assets	(335)	155	550
Accounts payable–Antero Resources	(2,103)	716	792
Accounts payable–third party	(9,762)	1,201	695
Income taxes payable	(15,678)	—	—
Accrued liabilities	8,681	(13,142)	(7,346)
Net cash provided by operating activities	622,387	753,382	709,752
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(267,383)	(157,931)	(186,588)
Additions to water handling systems	(124,607)	(38,793)	(46,237)
Investments in unconsolidated affiliates	(154,359)	(25,267)	(2,070)
Cash received on acquisition of Antero Midstream Partners LP	619,532	—	—
Cash consideration paid to Antero Midstream Partners LP unitholders	(598,709)	—	—
Cash received in asset sale	—	822	1,653
Change in other assets	901	1,938	—
Change in other liabilities	(1,050)	—	—
Net cash used in investing activities	(525,675)	(219,231)	(233,242)
Cash flows provided by (used in) financing activities:
Dividends to stockholders	(492,103)	(589,640)	(471,171)
Dividends to preferred stockholders	(374)	(550)	(550)
Distributions to Series B unitholders	(3,720)	—	—
Repurchases of common stock	(125,519)	(24,713)	—
Issuance of senior notes	650,000	550,000	750,000
Redemption of senior notes	—	—	(667,472)
Payments of deferred financing costs	(8,894)	(6,283)	(16,603)
Repayments on bank credit facilities, net	(115,500)	(346,000)	(66,300)
Payment of contingent acquisition consideration	—	(116,924)	—
Employee tax withholding for settlement of equity compensation awards	(2,015)	(476)	(5,013)
Other	(174)	(160)	(41)
Net cash used in financing activities	(98,299)	(534,746)	(477,150)
Net decrease in cash and cash equivalents	(1,587)	(595)	(640)
Cash and cash equivalents, beginning of period	2,822	1,235	640
Cash and cash equivalents, end of period	$1,235	640	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$83,016	140,732	179,748
Cash received (paid) during the period for income taxes	$(16,079)	39,205	16,311
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(6,215)	(14,472)	26,995

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements

(1) Organization

Antero Midstream Corporation was originally formed as Antero Resources Midstream Management LLC in 2013 to become the general partner of Antero Midstream Partners LP (“Antero Midstream Partners”).  On May 4, 2017, Antero Resources Midstream Management LLC converted from a limited liability company to a limited partnership under the laws of the State of Delaware and changed its name to Antero Midstream GP LP (“AMGP”) in connection with its initial public offering.  On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among AMGP, Antero Midstream Partners and certain of their affiliates (the “Simplification Agreement”), (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation (the “Conversion”), (ii) an indirect, wholly owned subsidiary of Antero Midstream Corporation was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream Corporation (the “Merger”) and (iii) Antero Midstream Corporation exchanged (the “Series B Exchange” and, together with the Conversion, the Merger and the other transactions pursuant to by the Simplification Agreement, the “Transactions”) each issued and outstanding Series B Unit (the “Series B Units”) representing a membership interest in Antero IDR Holdings LLC (“IDR Holdings”) for 176.0041 shares of its common stock, par value $0.01 per share (“AM common stock”). As a result of the Transactions, Antero Midstream Partners became and is now a wholly owned subsidiary of Antero Midstream Corporation and former shareholders of AMGP, unitholders of Antero Midstream Partners, including Antero Resources, and holders of Series B Units became owners of AM common stock. Unless the context otherwise requires, references to the “Company” or “Antero Midstream” refer to (i) for the period prior to March 13, 2019, AMGP and its consolidated subsidiaries, which did not include Antero Midstream Partners and its subsidiaries, and (ii) for the period beginning on March 13, 2019, Antero Midstream Corporation and its consolidated subsidiaries, including Antero Midstream Partners and its subsidiaries, including Antero Midstream LLC, Antero Water LLC (“Antero Water”), Antero Treatment LLC and Antero Midstream Finance Corporation (“Finance Corp”).

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

The Company’s gathering and compression assets comprise of high and low pressure gathering pipelines, compressor stations and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in the Appalachian Basin. The Company’s water handling assets include two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, which portions of these systems are also utilized to transport flowback and produced water. The Company’s water treatment assets also include other flowback and produced water treatment facilities.

Antero Midstream also has a 15% equity interest in a gathering system of Stonewall Gas Gathering LLC (“Stonewall”) and a 50% equity interest in a joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P. (“MarkWest”), a wholly owned subsidiary of MPLX, LP (“MPLX”) (the “Joint Venture”). See Note 16—Investments in Unconsolidated Affiliates.

The Company’s corporate headquarters is located in Denver, Colorado.

(2)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2020 and 2021, and the results of the Company’s operations and its cash flows for the years ended December 31, 2019, 2020 and 2021. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss).

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

The Company provides gathering, compression and water handling services under fee-based contracts primarily based on throughput or at cost plus a margin. Certain of these contracts contain operating leases of the Company’s assets under GAAP. Under these arrangements, the Company receives fees for gathering, compression and water handling services. The revenue the Company earns from these arrangements is directly related to (i) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses and delivers to natural gas compression sites or other transmission delivery points, (ii) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (iii) in the case of wastewater treatment services performed by the Company prior to idling of the Clearwater Facility (as defined below) in September 2019, the quantities of wastewater treated for its customers, (iv) in the case of other fluid handling services provided by third parties, the third-party costs the Company incurs plus 3% or (v) in the case of other fluid handling services performed by the Company, a cost of service fee based on the costs incurred by the Company. The Company recognizes revenue when it satisfies a performance obligation by delivering a service to a customer or the use of leased assets to a customer. The Company includes lease revenue within revenues by service. See Note 7—Revenue.

(d)	Use of Estimates

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent liabilities. Items subject to estimates and assumptions include the useful lives of property and equipment, the valuation of assets and liabilities acquired from Antero Midstream Partners, evaluating impairments of long-lived assets, goodwill and intangible assets, as well as the valuation of accrued liabilities and deferred and current income taxes, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

(e)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

(f)	Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations and the wastewater treatment facility and related landfill (collectively, the “Clearwater Facility”) previously used for the disposal of salt therefrom, other flowback and produced water facilities; and water handling pipelines and facilities stated at historical cost less accumulated depreciation, amortization and impairment. The Company capitalizes construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Asset retirement obligations are recorded for water impoundments and wastewater pits when an abandonment date is identified. The Company records the fair value of its water impoundment and wastewater pit retirement obligations as liabilities in the period in which the regulatory obligation to retire a specific asset is triggered. The fair value is based on the total reclamation costs of the assets. Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs. Actual cash expenditures to perform remediation activities reduce the retirement obligation liabilities as incurred. After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation. Water impoundments and wastewater pit retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a straight-line basis until reclamation. As of December 31, 2020 and 2021, the Company has $5 million and $4 million, respectively, of asset retirement obligations it expects to settle within the next 12 months that are recorded in Other current liabilities on the consolidated balance sheets.

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

As of December 31, 2020 and 2021, the Company had not recorded any liabilities for litigation, environmental or other contingencies.

(i)	Equity-Based Compensation

The Company’s consolidated financial statements include equity-based compensation costs related to awards granted by its own plans, as in place before and after the Transactions, as well as costs allocated by Antero Resources for grants made prior to the Transactions. Costs allocated from Antero Resources are offset to additional paid in capital on the consolidated balance sheet. See Note 6—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to the Company. For awards granted under its own plan, the Company recognizes compensation cost related to all equity-based awards in the financial statements based on the estimated grant date fair value. The Company is authorized to grant various types of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, dividend equivalent awards and other types of awards. The grant date fair values of such awards are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. See Note 12—Equity-Based Compensation and Cash Awards.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act allows corporations with net operating losses (“NOLs”) incurred in 2018, 2019 and 2020 to carry back such NOLs to each of the five years preceding the year of the NOLs, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years. As a result of this NOLs carryback provision in the CARES Act, the Company was able to recognize an income tax refund receivable in March 2020 of $55 million, including $11 million in income tax benefit for the current year and $44 million of previously recognized deferred income tax benefit. As of December 31, 2021, the Company had received all of this refund.

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

The Company periodically retires treasury shares acquired through share repurchases and returns those shares to the status of

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to accumulated deficit. The portion allocable to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of retirement.

(p)	Recently Adopted Accounting Standard

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. This ASU removes certain exceptions to the general principles in ASC 740, Income Taxes (“ASC 740”) and also simplifies portions of ASC 740 by clarifying and amending existing guidance. It is effective for interim and annual reporting periods after December 15, 2020. The Company adopted this ASU on January 1, 2021, and it did not have a material impact on the Company’s consolidated financial statements.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The following table shows the impairment charges related to the Clearwater Facility, which also reflect the final purchase price allocation of the Transactions:

	Year Ended December 31,
(in thousands)	2019	2020	2021
Impairment of property and equipment	$408,882	6,745	—
Impairment of goodwill	42,290	—	—
Impairment of customer relationships	11,871	—	—
Total impairment expense	$463,043	6,745	—

The Company incurred $11 million, $15 million and $4 million in facility idling costs for the care and maintenance of the Clearwater Facility during the years ended December 31, 2019, 2020 and 2021, respectively.

(5)  Goodwill and Intangibles

(a)	Goodwill

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

During the third quarter of 2019, the Company incurred impairment charges of $42 million to the goodwill associated with the Clearwater Facility, which is in the water handling segment. See Note 4—Clearwater Facility Idling.

During the fourth quarter of 2019, the Company incurred impairment charges of $298 million to its fresh water delivery and services reporting unit, which is in the water handling segment. This was primarily due to decreased water volumes driven by decreased drilling operations by Antero Resources.

During the first quarter of 2020, the Company performed an interim impairment analysis of the goodwill due to changes in Antero Resources’ drilling plans as a result of the decline in commodity prices. As a result of this evaluation, the Company impaired all remaining goodwill of $575 million associated with its gathering and processing segment.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Gathering and	Water
(in thousands)	Processing	Handling	Total
Goodwill as of December 31, 2018	$—	—	—
Goodwill acquired(1)	575,461	340,350	915,811
Impairment of goodwill	—	(340,350)	(340,350)
Goodwill as of December 31, 2019	575,461	—	575,461
Impairment of goodwill	(575,461)	—	(575,461)
Goodwill as of December 31, 2020	$—	—	—
(1)	See Note 3—Business Combination.

(b)	Customer Relationships Intangibles

All customer relationships are subject to amortization and will be amortized over a weighted-average period of 20 years, which reflects the remaining economic life of the relationships as of December 31, 2021. During the third quarter of 2019, the Company incurred impairment charges of $12 million to the customer relationships intangible asset associated with the Clearwater Facility, which is in the water handling segment. See Note 4—Clearwater Facility Idling.

The changes in the carrying amount of customer relationships were as follows (in thousands):

Customer relationships as of December 31, 2018	$—
Customer relationships acquired(1)	1,567,000
Amortization of customer relationships	(57,010)
Impairment of customer relationships	(11,871)
Customer relationships as of December 31, 2019	1,498,119
Amortization of customer relationships	(70,672)
Customer relationships as of December 31, 2020	1,427,447
Amortization of customer relationships	(70,672)
Customer relationships as of December 31, 2021	$1,356,775
(1)	See Note 3—Business Combination.

Future amortization expense is as follows (in thousands):

Year ending December 31, 2022	$70,672
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Thereafter	1,003,415
Total	$1,356,775

(6)  Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the years ended December 31, 2019, 2020 and 2021 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and processing services consists of lease income.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $6 million, $7 million and $9 million during the years ended December 31, 2019, 2020 and 2021, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets.  For the years ended December 31, 2019, 2020 and 2021, general and administrative expenses charged to the Company by Antero Resources were $33 million, $25 million and $32 million, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on (i) the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable, and (ii) an annual management service fee.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it. See Note 12—Equity-Based Compensation and Cash Awards.

(7)  Revenue

All of the Company’s gathering and compression revenues are derived from an operating lease agreement, and all of the Company’s water handling revenues are derived from service contracts with customers. The Company currently earns substantially all of its revenues from Antero Resources.

(a)	Gathering and Compression

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain volumetric targets at certain points during such time. For years ended December 31, 2020 and 2021, Antero Resources earned $48 million and $12 million, respectively, in rebates. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

Under the gathering and compression agreement, the Company receives a low pressure gathering fee, a high pressure gathering fee and a compression fee, in each case subject to annual CPI-based adjustments, or a cost of service fee, at the Company’s election when such assets are placed in-service. In addition, the agreement stipulates that the Company receives a reimbursement for the actual cost of (i) electricity used at its compressor stations where the compression services are provided based on a compression fee and (ii) operating expenses for all services provided for a cost of service fee.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering system, which are performed on time-elapsed measures.

The gathering and compression agreement includes certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment. All lease payments under the minimum volume commitments and cost of service fees are considered to be in-substance fixed lease payments under the gathering and compression agreement.

The Company recognizes lease income from its minimum volume commitments and cost of service fees under its gathering and compression agreement on a straight-line basis. Additional variable operating lease income is earned when volumes in excess of the minimum volume commitments are delivered under the contract. The Company recognizes variable lease income when low pressure volumes are delivered to a compressor station, compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline. Minimum volume commitments for high pressure gathering capacity and compression capacity are aggregated such that there is a single minimum volume commitment for the respective service each month. The Company invoices the customer the month after each service is performed, and payment is due in the same month. The Company is not party to any leases that have not commenced.

Minimum future lease cash flows to be received by the Company under the gathering and compression agreement as of December 31, 2021 are as follows (in thousands):

Year ending December 31, 2022	$277,834
Year ending December 31, 2023	281,779
Year ending December 31, 2024	282,551
Year ending December 31, 2025	268,299
Year ending December 31, 2026	254,886
Thereafter	196,462
Total	$1,561,811

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date. Under the agreement, the Company receives a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Antero Resources also agreed to pay the Company a fixed fee per barrel for wastewater treatment at the Clearwater Facility, which was idled in the third quarter of 2019. In addition, the Company also provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For other fluid handling services provided by third-parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus a 3%. For other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee. The initial term of the water services agreement runs to 2035.

The Company satisfies its performance obligations and recognizes revenue when the fresh water volumes have been delivered to the hydration unit of a specified well pad, other fluid handling services have been completed or prior to the idling of the Clearwater Facility in September 2019, when the wastewater volumes were delivered to the Clearwater Facility. The Company invoices the customer the month after water services are performed, and payment is due in the same month. For services contracted through third-party providers, the Company’s performance obligation is satisfied when the service to be performed by the third-party provider has been completed. The Company invoices the customer after the third-party provider billing is received, and payment is

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

due in the same month.

Transaction Price Allocated to Remaining Performance Obligations

The Company’s service contract with Antero Resources has a term greater than one year. As such, the Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s service contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

(c)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For more information on reportable segments, see Note 17—Reportable Segments.

	Year Ended December 31,
(in thousands)	2019	2020	2021	Reportable Segment
Type of service
Gathering—low pressure	$254,350	353,491	354,941	Gathering and Processing (1)
Gathering—low pressure rebate	—	(48,000)	(12,000)	Gathering and Processing (1)
Gathering—high pressure	151,283	210,821	207,804	Gathering and Processing (1)
Compression	137,905	195,147	198,992	Gathering and Processing (1)
Fresh water delivery	157,633	158,707	137,278	Water Handling
Wastewater treatment	25,058	—	—	Water Handling
Other fluid handling	123,369	101,225	81,859	Water Handling
Amortization of customer relationships (2)	(29,850)	(37,086)	(37,086)	Gathering and Processing
Amortization of customer relationships (2)	(27,160)	(33,586)	(33,586)	Water Handling
Total	$792,588	900,719	898,202

Type of contract
Per Unit Fixed Fee	$543,538	759,459	761,737	Gathering and Processing (1)
Gathering—low pressure rebate	—	(48,000)	(12,000)	Gathering and Processing (1)
Per Unit Fixed Fee	182,691	158,707	137,278	Water Handling
Cost plus 3%	123,030	90,478	65,007	Water Handling
Cost of service fee	339	10,747	16,852	Water Handling
Amortization of customer relationships (2)	(29,850)	(37,086)	(37,086)	Gathering and Processing
Amortization of customer relationships (2)	(27,160)	(33,586)	(33,586)	Water Handling
Total	$792,588	900,719	898,202
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.
(2)	Fair value of customer contracts acquired as part of the Transactions discussed in Note 3—Business Combination.

As of December 31, 2020 and 2021, the Company’s receivables from its contracts with customers and operating leases were $74 million and $81 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(8)  Property and Equipment

The Company’s investment in property and equipment is as follows:

	Estimated	December 31,
(in thousands)	Useful Lives	2020	2021
Land	n/a	$23,582	23,369
Gathering systems and facilities	40-50 years (1)	2,643,927	2,817,918
Permanent buried pipelines and equipment	7-20 years	545,419	582,481
Surface pipelines and equipment	1-7 years	50,916	54,542
Heavy trucks and equipment	3-5 years	5,919	5,157
Above ground storage tanks	5-10 years	2,483	2,946
Construction-in-progress	n/a	139,506	174,271
Total property and equipment		3,411,752	3,660,684
Less accumulated depreciation		(157,708)	(265,938)
Property and equipment, net		$3,254,044	3,394,746
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

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

(9)  Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2019	2020	2021
Current income tax expense (benefit)	$(539)	(55,517)	—
Deferred income tax expense (benefit)	(101,927)	(171)	117,123
Total income tax expense (benefit)	$(102,466)	(55,688)	117,123

Income tax expense differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to income before taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2019	2020	2021
Federal income tax expense (benefit)	$(96,092)	(37,426)	94,235
State income tax expense (benefit), net of federal benefit	(17,089)	(6,998)	21,375
Non-deductible equity-based compensation	13,694	516	1,713
Charitable contributions	(2,473)	—	—
Carryback of NOLs	—	(11,225)	—
Other	(506)	(555)	(200)
Total income tax expense (benefit)	$(102,466)	(55,688)	117,123

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred tax assets as follows:

	December 31,
(in thousands)	2020	2021
Deferred tax assets:
NOL carryforwards	$60,606	92,896
Investment in Antero Midstream Partners	37,710	—
Equity-based compensation	2,590	1,815
Charitable contributions	2,496	2,582
Total deferred tax asset	103,402	97,293

Deferred tax liabilities:
Investment in Antero Midstream Partners	—	111,014
Total deferred tax liability	—	111,014
Net deferred tax asset (liability)	$103,402	(13,721)

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

The calculation of the Company’s tax assets and liabilities involve uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities. As of December 31, 2020 and 2021, the Company did not have any uncertain tax positions.

As of December 31, 2021, the Company has U.S. federal and state NOL carryforwards before the effect of income taxes of $342 million and $412 million, respectively, which have no expiration date. Tax years 2017 through 2021 remain open to examination by the U.S. Internal Revenue Service, and tax years 2017 through 2019 are currently under audit. The Company to date has not been notified of any adjustments to its federal taxable income or associated tax liability for any year under audit. The Company and its subsidiaries file tax returns with various state taxing authorities and those returns remain open to examination for tax years 2017 through 2021.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(10)  Long-Term Debt

The Company’s long-term debt is as follows:

	December 31,
(in thousands)	2020	2021
Credit Facility (a)	$613,500	547,200
5.375% senior notes due 2024 (b)	650,000	—
7.875% senior notes due 2026 (c)	550,000	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
5.375% senior notes due 2029 (f)	—	750,000
Total principal	3,113,500	3,147,200
Unamortized debt premiums	4,261	2,106
Unamortized debt issuance costs	(26,135)	(26,396)
Total long-term debt	$3,091,626	3,122,910

(a)	Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility with a consortium of banks, the Credit Facility. On October 26, 2021, the Company entered into an amended and restated senior secured revolving credit facility, the New Credit Facility. As of December 31, 2021, lender commitments under the New Credit Facility were $1.25 billion and matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the New Credit Facility will mature on such date.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2020 and 2021.

The Prior Credit Facility provides for borrowing under either the Base Rate or the Eurodollar Rate (as each term is defined in the Prior Credit Facility), and the New Credit Facility provides for borrowing under either Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as each term is defined in the New Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) base rate loans, quarterly and (ii) Eurodollar Rate Loans or SOFR Loans at the end of the applicable interest period if three months (or shorter, if applicable), or every three months if the applicable interest period is longer than three months. Interest is payable at a variable rate based on (i) LIBOR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate under the Prior Credit Facility or (ii) SOFR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate under the New Credit Facility. Interest at the time of borrowing is determined with reference to the Borrower’s then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% subject to certain exceptions based on the leverage ratio then in effect.

As of December 31, 2020, the Borrower had outstanding borrowings under the Prior Credit Facility of $614 million with a weighted average interest rate of 1.66%. As of December 31, 2021, the Borrower had outstanding borrowings under the New Credit Facility of $547 million with a weighted average interest rate of 1.81%. No letters of credit under the Credit Facility were outstanding as of December 31, 2020 and 2021.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Issuers redeemed all $650 million of the 2024 Notes at 102.688% of par on June 8, 2021, and recognized a loss of $21 million on the early extinguishment of debt during the year ended December 31, 2021, which includes the write-off of all unamortized debt premium and issuance costs. Interest on the 2024 Notes was payable on March 15 and September 15 of each year.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) has fully and unconditionally guaranteed the 2024 Notes, 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes (collectively the “Senior Notes”).  In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

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

During the years ended December 31, 2019, 2020 and 2021, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(11)  Accrued Liabilities

Accrued liabilities consisted of the following items:

	December 31,
(in thousands)	2020	2021
Capital expenditures	$11,307	24,900
Operating expenses	10,038	10,417
Interest expense	46,209	36,794
Ad valorem taxes	3,368	5,400
Other	4,025	3,327
Total accrued liabilities	$74,947	80,838

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(12)  Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation prior to the Transactions includes costs related to (i) the Antero Midstream GP LP Long-Term Incentive Plan (“AMGP LTIP”) and (ii) the Series B Units. The Company’s equity-based compensation after the Transactions includes (i) costs related to the Exchanged B Units (as defined below), (ii) costs allocated to Antero Midstream by Antero Resources for grants made prior to the Transactions pursuant to the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) and (iii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan (the “AM LTIP”). Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to the applicable classes of equity.

AMGP LTIP

On April 17, 2017, Antero Midstream GP LP adopted the AMGP LTIP pursuant to which certain non-employee directors of Antero Midstream GP LP’s general partner and certain officers, employees and consultants of Antero Resources were eligible to receive awards representing equity interests in Antero Midstream GP LP. Expenses related to these awards were recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures were accounted for as they occurred by reversing the expense previously recognized for awards that were forfeited during the period. In connection with the Transactions, the AMGP LTIP was terminated on March 12, 2019.

Series B Units and Exchanged B Units

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

The Company accounted for the Series B Exchange as a share-based payment modification under FASB ASC Topic 718, Stock Compensation. On March 12, 2019, which is the modification date, the Company determined the estimated fair value of the unvested Series B Unit awards using a Monte Carlo simulation using various assumptions including a floor equity value of $2.0 billion, expected volatility of 40% based on historical volatility of a peer group of publicly traded partnerships, a risk free rate of 2.51% and expected IDR distributions based on internal estimates discounted based on a weighted average cost of capital assumption of 7.25%. Based on these assumptions, the estimated value of each Series B Unit was $1,257 when exchanged for shares of the Company’s common stock. The fair value measurement is based on significant inputs not observable in the market and thus represents a Level 3 measurement within the fair value hierarchy. The unvested Exchanged B Units retained the same vesting conditions as the Series B Units and vested on December 31, 2019. No awards were issued and outstanding as of December 31, 2019 and 2020. Expenses related to Exchanged B Units were recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures were accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period.

AR LTIP

Equity-based compensation expense allocated to Antero Midstream from Antero Resources was $5 million, $5 million and $2 million for the years ended December 31, 2019, 2020 and 2021, respectively, which includes expense related to the Converted AM RSU Awards (as defined below). For grants made prior to the Transactions, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of $1 million as of December 31, 2021, which includes the Converted AM RSU Awards. A portion of this will be allocated to Antero Midstream as it is amortized over the remaining service period of the related awards. The Company does not reimburse Antero Resources for noncash equity compensation

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

allocated to it for awards issued under the AR LTIP.

AM LTIP

Effective March, 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AM LTIP under which awards may be granted to employees, directors and other service providers of the Company and its affiliates. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. The Company is authorized to grant up to 15,398,901 shares of common stock to employees and directors under the AM LTIP. As of December 31, 2021, a total of 10,049,306 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Year Ended December 31,
(in thousands)	2019	2020	2021
Series B Units and Exchanged B Units	$65,639	—	—
Stock options (1)	98	—	—
Restricted stock units (1)	5,440	9,964	11,461
Performance share units (1)	1,261	1,912	1,158
Equity awards issued to directors	1,079	902	910
Total expense	$73,517	12,778	13,529
(1)	Amounts include equity-based compensation expense allocated to the Company by Antero Resources.
(b)	Restricted Stock Unit Awards

As part of the Transactions, each of the unvested outstanding phantom units granted under the Antero Midstream Partners Long Term Incentive Plan was assumed by the Company and converted into 1.8926 RSUs under the AM LTIP representing a right to receive shares of the Company’s common stock for each converted phantom unit (all such RSUs, the “Converted AM RSU Awards”). The Converted AM RSU Awards are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Therefore, the expense related to the Converted AM RSU Awards is subject to allocation by Antero Resources.

RSU awards vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The grant date fair values of these awards are based on the closing price of the Company’s common stock on the date of the grant.

A summary of the RSU awards activity, which includes the Converted AM RSU Awards, is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2020	3,314,955	$8.09
Granted	1,792,325	8.71
Vested	(1,293,498)	9.01
Forfeited	(240,405)	7.49
Total AM LTIP RSUs awarded and unvested—December 31, 2021	3,573,377	$8.11

As of December 31, 2021, unamortized expense of $21.1 million related to the unvested RSUs, which includes $0.3 million related to the Converted AM RSU Awards, is expected to be recognized over a weighted average period of approximately 2.7 years. The Company’s proportionate share of the Converted AM RSU Awards will be allocated to it as it is recognized.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(c)	Performance Share Unit Awards

In 2019, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers, a portion of which vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“ROIC PSUs”). The number of shares of common stock that may ultimately be earned with respect to the ROIC PSUs ranges from zero to 200% of the target number of ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the ROIC PSUs is recognized based on the number of shares of common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to ROIC PSU awards outstanding was probable for the years ended December 31, 2019, 2020 and 2021.

On December 17, 2019, the compensation committee of the Board modified the terms for the ROIC PSU agreement. Accordingly, the Company accounted for the amended agreement as a share-based payment modification under ASC 718, Stock Compensation and revalued the awards as of the modification date.

A summary of PSU activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2020	148,306	$6.32
Granted	—	—
Vested	—	—
Forfeited	(31,780)	6.32
Total AM LTIP PSUs awarded and unvested—December 31, 2021	116,526	$6.32

As of December 31, 2021, there was $0.1 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 0.3 years.

(d)	Cash Retention Awards

In January 2020, the Company granted cash awards of $2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $1 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2020 and 2021, the Company has accrued $2 million and $1 million, respectively, in other liabilities in the consolidated balance sheet related to unvested cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13)  Cash Distributions and Dividends

The following table details the amount of distributions and dividends paid with respect to the quarter indicated (in thousands, except per share data):

				Distributions/
		Distribution/	Distributions/	Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2018	February 1, 2019	February 21, 2019	$30,543	$0.1640
Q1 2019	April 26, 2019	May 8, 2019	152,082	0.3025
*	May 15, 2019	May 15, 2019	98	*
Q2 2019	July 26, 2019	August 7, 2019	154,146	0.3075
*	August 14, 2019	September 18, 2019	138	*
Q3 2019	November 1, 2019	November 13, 2019	153,033	0.3075
*	November 14, 2019	November 14, 2019	138	*
**	December 31, 2019	December 31, 2019	2,299	**
	Total 2019		$492,477

Q4 2019	January 31, 2020	February 12, 2020	$148,876	$0.3075
*	February 14, 2020	February 14, 2020	138	*
Q1 2020	April 30, 2020	May 12, 2020	147,519	0.3075
*	May 15, 2020	May 15, 2020	137	*
Q2 2020	July 30, 2020	August 12, 2020	146,664	0.3075
*	August 14, 2020	August 14, 2020	138	*
Q3 2020	October 29, 2020	November 12, 2020	146,581	0.3075
*	November 16, 2020	November 16, 2020	137	*
	Total 2020		$590,190

Q4 2020	February 3, 2021	February 11, 2021	$147,194	$0.3075
*	February 16, 2021	February 16, 2021	138	*
Q1 2021	April 28, 2021	May 12, 2021	108,799	0.2250
*	May 17, 2021	May 17, 2021	137	*
Q2 2021	July 28, 2021	August 11, 2021	107,719	0.2250
*	August 16, 2021	August 16, 2021	138	*
Q3 2021	October 27, 2021	November 10, 2021	107,459	0.2250
*	November 15, 2021	November 15, 2021	137	*
	Total 2021		$471,721
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock as discussed in Note 14—Equity and Earnings Per Common Share.
**	Distributions declared on unvested Series B Units prior to the closing date of the Transactions that were paid upon the vesting date to the holders of the Exchanged B Units

On January 12, 2022, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.225 per share for the quarter ended December 31, 2021. The dividend was paid on February 9, 2022 to stockholders of record as of January 26, 2022. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation that was paid on February 14, 2022 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 14—Equity and Earnings Per Common Share. As of December 31, 2021, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

(b)Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended December 31,
(in thousands)	2019	2020	2021
Basic weighted average number of shares outstanding	442,640	478,278	477,270
Add: Dilutive effect of RSUs	—	—	1,201
Add: Dilutive effect of PSUs	—	—	232
Add: Dilutive effect of Series A Preferred Stock	—	—	1,033
Diluted weighted average number of shares outstanding	442,640	478,278	479,736

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
RSUs	1,026	1,812	258
PSUs	—	148	—
Series A Preferred Shares	1,318	1,297	—
(1)

The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common shares, assuming dilution because the inclusion of these awards would have been anti-dilutive.

(c)Earnings Per Common Share

Earnings per common share—basic is computed by dividing net income (loss) attributable to Antero Midstream by the basic weighted average number of shares outstanding during the period. Earnings per common share—assuming dilution for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in thousands, except per share amounts)	2019	2020	2021
Net income (loss)	$(355,114)	(122,527)	331,617
Less preferred stock dividends	(442)	(550)	(550)
Net income (loss) available to common shareholders	$(355,556)	(123,077)	331,067

Net income (loss) per share–basic	$(0.80)	(0.26)	0.69
Net income (loss) per share–diluted	$(0.80)	(0.26)	0.69

Weighted average common shares outstanding–basic	442,640	478,278	477,270
Weighted average common shares outstanding–diluted	442,640	478,278	479,736

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

Contingent Acquisition Consideration

In connection with Antero Resources’ contribution of Antero Water and certain water handling assets to Antero Midstream Partners in September 2015 (the “Water Acquisition”), Antero Midstream Partners agreed to pay Antero Resources (a) $125 million in cash if Antero Midstream Partners delivered 176,295,000 barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if Antero Midstream Partners delivered 219,200,000 barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability was valued based on Level 3 inputs related to expected average volumes and weighted average cost of capital.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

In January 2020, Antero Midstream Partners paid Antero Resources $125 million and, as of December 31, 2020, no additional contingent acquisition consideration was earned.

Senior Unsecured Notes

As of December 31, 2020 and 2021 the fair value and carrying value of the Company’s senior unsecured notes were as follows:

	December 31, 2020		December 31, 2021
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2024 Notes	$633,750	646,391	—	—
2026 Notes	569,250	543,267	604,450	544,294
2027 Notes	637,000	645,390	672,750	645,970
2028 Notes	624,000	643,078	680,225	643,902
2029 Notes	—	—	783,750	741,544
Total	$2,464,000	2,478,126	2,741,175	2,575,710
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.

Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2020 and 2021 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2020 and 2021 approximated fair value because the variable interest rates are reflective of current market conditions.

(16)  Investments in Unconsolidated Affiliates

(a)	Summary of Investments in Unconsolidated Affiliates

Investment in Stonewall and MarkWest Joint Venture

The Company has a 15% equity interest in a gathering system of Stonewall, which operates a 67-mile pipeline on which Antero Resources is an anchor shipper.

The Company has a 50% equity interest in the Joint Venture to develop processing and fractionation assets with MarkWest, a wholly owned subsidiary of MPLX. The Joint Venture was formed to develop processing and fractionation assets in Appalachia. MarkWest operates the Joint Venture assets, which consist of processing plants in West Virginia and a one-third interest in two MarkWest fractionators in Ohio.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
		MarkWest	in Unconsolidated
(in thousands)	Stonewall	Joint Venture	Affiliates
Balance as of December 31, 2019	$140,458	569,181	709,639
Additional investments	—	25,267	25,267
Equity in earnings of unconsolidated affiliates (1)	6,924	79,506	86,430
Distributions from unconsolidated affiliates	(9,750)	(89,108)	(98,858)
Balance as of December 31, 2020	137,632	584,846	722,478
Additional investments	—	2,070	2,070
Equity in earnings of unconsolidated affiliates (1)	6,560	83,891	90,451
Distributions from unconsolidated affiliates	(13,620)	(105,370)	(118,990)
Balance as of December 31, 2021	$130,572	565,437	696,009
(1)

As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of the closing date of the Transaction.

(b)Summarized Financial Information of Unconsolidated Affiliates

The following tables present summarized financial information for the Company’s investments in unconsolidated affiliates:

Combined Balance Sheets

	December 31,
(in thousands)	2020	2021
Current assets	$85,386	74,704
Noncurrent assets	1,652,196	1,602,093
Total assets	$1,737,582	1,676,797

Current liabilities	$9,242	8,375
Noncurrent liabilities	5,225	4,827
Noncontrolling interest	169,218	161,842
Partners' capital	1,553,897	1,501,753
Total liabilities and partners' capital	$1,737,582	1,676,797

Statements of Combined Operations

	Year Ended December 31,
(in thousands)	2019	2020	2021
Revenues	$254,868	321,880	333,565
Operating expenses	105,218	122,660	130,080
Income from operations	149,650	199,220	203,485
Net income attributable to unconsolidated affiliates, including noncontrolling interest	173,265	230,564	236,444
Net income attributable to unconsolidated affiliates	181,448	238,991	245,256

(17)  Reportable Segments

Prior to the closing of the Transactions, the Company had no reportable segment results. Following the completion of the Transactions, the Company’s operations, which are located in the United States, are organized into two reportable segments: (i) gathering and processing and (ii) water handling.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Gathering and Processing

The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in West Virginia and Ohio. The gathering and processing segment also includes equity in earnings from the Company’s investments in the Joint Venture and Stonewall.

Water Handling

The Company’s water handling segment includes two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, which portions of these systems are also utilized to transport flowback and produced water. The water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments to transport water throughout the systems used to deliver water to Antero Resources’ well completions. In addition, the water handling segment also includes the Clearwater Facility that was placed in service in 2018 and idled in September 2019, see Note 4—Clearwater Facility Idling. See Note 8—Property and Equipment for additional information.

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

The summarized operating results and assets of the Company’s reportable segments are as follows:

	Year Ended December 31, 2019
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$543,538	306,010	—	849,548
Revenue–third-party	—	50	—	50
Amortization of customer relationships	(29,850)	(27,160)	—	(57,010)
Total revenues	513,688	278,900	—	792,588
Operating expenses:
Direct operating	41,546	154,272	—	195,818
General and administrative	26,221	13,028	78,864	118,113
Facility idling	—	11,401	—	11,401
Depreciation	39,652	55,874	—	95,526
Impairment of property and equipment	592	409,147	—	409,739
Impairment of goodwill	—	340,350	—	340,350
Impairment of customer relationships	—	11,871	—	11,871
Accretion and change in fair value of contingent acquisition consideration	—	8,076	—	8,076
Accretion of asset retirement obligations	—	187	—	187
Total operating expenses	108,011	1,004,206	78,864	1,191,081
Operating income (loss)	$405,677	(725,306)	(78,864)	(398,493)

Equity in earnings of unconsolidated affiliates	$51,315	—	—	51,315
Total assets	$4,891,114	1,287,245	104,519	6,282,878
Additions to property and equipment	$267,383	124,607	—	391,990
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$711,459	259,932	—	971,391
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	674,373	226,346	—	900,719
Operating expenses:
Direct operating	56,508	108,878	—	165,386
General and administrative	29,899	14,184	8,130	52,213
Facility idling	—	15,219	—	15,219
Depreciation	57,300	51,490	—	108,790
Impairment of property and equipment	947	97,232	—	98,179
Impairment of goodwill	575,461	—	—	575,461
Accretion of asset retirement obligations	—	180	—	180
Loss on asset sale	2,689	240	—	2,929
Total operating expenses	722,804	287,423	8,130	1,018,357
Operating loss	$(48,431)	(61,077)	(8,130)	(117,638)

Equity in earnings of unconsolidated affiliates	$86,430	—	—	86,430
Total assets	$4,364,848	1,125,318	120,746	5,610,912
Additions to property and equipment	$157,931	38,793	—	196,724
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Year Ended December 31, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$749,737	218,621	—	968,358
Revenue–third-party	—	516	—	516
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	712,651	185,551	—	898,202
Operating expenses:
Direct operating	65,983	91,137	—	157,120
General and administrative	36,380	22,817	4,641	63,838
Facility idling	—	3,997	—	3,997
Depreciation	59,692	49,098	—	108,790
Impairment of property and equipment	4,608	434	—	5,042
Accretion of asset retirement obligations	—	460	—	460
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	170,291	167,943	4,641	342,875
Operating income	$542,360	17,608	(4,641)	555,327

Equity in earnings of unconsolidated affiliates	$90,451		—	90,451
Total assets	$4,450,939	1,092,122	940	5,544,001
Additions to property and equipment, net	$186,588	46,237	—	232,825
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.