Form 10-Q
period 2022-03-31
Antero Midstream Corp
filed 2022-04-27
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had 478,436,972 shares of common stock outstanding as of April 22, 2022.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	impacts of geopolitical events and world health events, including the coronavirus (“COVID-19”) pandemic;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	our ability to execute our share repurchase program;
●	competition;
●	government regulations and changes in laws;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes or changes in law, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events (including the COVID-19 pandemic), cybersecurity risks, the state or markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	March 31,
	2021	2022
Assets
Current assets:
Accounts receivable–Antero Resources	$81,197	78,143
Accounts receivable–third party	747	328
Income tax receivable	940	940
Other current assets	920	879
Total current assets	83,804	80,290

Property and equipment, net	3,394,746	3,461,098
Investments in unconsolidated affiliates	696,009	688,111
Customer relationships	1,356,775	1,339,107
Other assets, net	12,667	11,988
Total assets	$5,544,001	5,580,594

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,956	4,884
Accounts payable–third party	23,592	33,087
Accrued liabilities	80,838	97,022
Other current liabilities	4,623	4,136
Total current liabilities	114,009	139,129
Long-term liabilities:
Long-term debt	3,122,910	3,133,184
Deferred income tax liability	13,721	41,788
Other	6,663	6,539
Total liabilities	3,257,303	3,320,640

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2021 and March 31, 2022
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2021 and March 31, 2022	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 477,495 and 477,683 issued and outstanding as of December 31, 2021 and March 31, 2022, respectively	4,775	4,777
Additional paid-in capital	2,414,398	2,307,612
Accumulated deficit	(132,475)	(52,435)
Total stockholders' equity	2,286,698	2,259,954
Total liabilities and stockholders' equity	$5,544,001	5,580,594

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2022
Revenue:
Gathering and compression–Antero Resources	$185,161	182,443
Water handling–Antero Resources	56,603	53,321
Water handling–third party	25	395
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	224,121	218,491
Operating expenses:
Direct operating	39,314	42,012
General and administrative (including $4,012 and $2,832 of equity-based compensation in 2021 and 2022, respectively)	17,930	17,931
Facility idling	1,179	1,148
Depreciation	26,850	28,300
Impairment of property and equipment	1,379	—
Accretion of asset retirement obligations	119	64
Loss (gain) on asset sale	3,763	(118)
Total operating expenses	90,534	89,337
Operating income	133,587	129,154
Other income (expense):
Interest expense, net	(42,866)	(44,279)
Equity in earnings of unconsolidated affiliates	20,744	23,232
Total other expense	(22,122)	(21,047)
Income before income taxes	111,465	108,107
Income tax expense	(28,024)	(28,067)
Net income and comprehensive income	$83,441	80,040

Net income per share–basic	$0.17	0.17
Net income per share–diluted	$0.17	0.17

Weighted average common shares outstanding:
Basic	476,850	477,646
Diluted	479,272	480,173

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit	Equity
Balance at December 31, 2020	$—	476,639	$4,766	2,877,612	(464,092)	2,418,286
Dividends to stockholders	—	—	—	(147,332)	—	(147,332)
Equity-based compensation	—	—	—	4,012	—	4,012
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	268	3	(1,544)	—	(1,541)
Net income and comprehensive income	—	—	—	—	83,441	83,441
Balance at March 31, 2021	$—	476,907	$4,769	2,732,748	(380,651)	2,356,866

Balance at December 31, 2021	$—	477,495	$4,775	2,414,398	(132,475)	2,286,698
Dividends to stockholders	—	—	—	(108,287)	—	(108,287)
Equity-based compensation	—	—	—	2,832	—	2,832
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	188	2	(1,331)	—	(1,329)
Net income and comprehensive income	—	—	—	—	80,040	80,040
Balance at March 31, 2022	$—	477,683	$4,777	2,307,612	(52,435)	2,259,954

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2022
Cash flows provided by (used in) operating activities:
Net income	$83,441	80,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,850	28,300
Accretion	119	64
Impairment	1,379	—
Deferred income tax expense	28,024	28,067
Equity-based compensation	4,012	2,832
Equity in earnings of unconsolidated affiliates	(20,744)	(23,232)
Distributions from unconsolidated affiliates	31,910	31,130
Amortization of customer relationships	17,668	17,668
Amortization of deferred financing costs	1,388	1,410
Settlement of asset retirement obligations	(408)	(455)
Loss (gain) on asset sale	3,763	(118)

Changes in assets and liabilities:
Accounts receivable–Antero Resources	(15,051)	3,054
Accounts receivable–third party	808	460
Income tax receivable	16,311	—
Other current assets	593	118
Accounts payable–Antero Resources	(935)	230
Accounts payable–third party	4,786	13,762
Accrued liabilities	(18,213)	1,334
Net cash provided by operating activities	165,701	184,664
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(15,059)	(70,734)
Additions to water handling systems	(13,330)	(13,533)
Investments in unconsolidated affiliates	(757)	—
Cash received in asset sale	1,493	121
Net cash used in investing activities	(27,653)	(84,146)
Cash flows provided by (used in) financing activities:
Dividends to stockholders	(147,194)	(108,149)
Dividends to preferred stockholders	(138)	(138)
Payments of deferred financing costs	(543)	(302)
Borrowings on bank credit facilities, net	11,000	9,400
Employee tax withholding for settlement of equity compensation awards	(1,541)	(1,329)
Other	(11)	—
Net cash used in financing activities	(138,427)	(100,518)
Net decrease in cash and cash equivalents	(379)	—
Cash and cash equivalents, beginning of period	640	—
Cash and cash equivalents, end of period	$261	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$58,739	40,677
Cash received during the period for income taxes	$16,913	—
Increase in accrued capital expenditures and accounts payable for property and equipment	$780	10,388

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

Antero Midstream Corporation (together with its consolidated subsidiaries, “Antero Midstream,” “AM” or the “Company”) is a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources Corporation (“Antero Resources”) and its production and completion activity in the Appalachian Basin. The Company’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants and water handling assets. Antero Midstream provides midstream services to Antero Resources under long-term contracts. The Company’s corporate headquarters is located in Denver, Colorado.

(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2021 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2021 consolidated financial statements were included in the Company’s 2021 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2021 and March 31, 2022, the results of the Company’s operations and cash flows for the three months ended March 31, 2021 and 2022. The Company has no items of other comprehensive income; therefore, net income is equal to comprehensive income.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 20 years, which reflects the remaining economic life of the relationships as of March 31, 2022. The changes in the carrying amount of customer relationships were as follows (in thousands):

Customer relationships as of December 31, 2021	$1,356,775
Amortization of customer relationships	(17,668)
Customer relationships as of March 31, 2022	$1,339,107

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2022	$53,004
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Thereafter	1,003,415
Total	$1,339,107

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three months ended March 31, 2021 and 2022 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $3 million during the three months ended March 31, 2021 and 2022. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $9 million during the three months ended March 31, 2021 and 2022.  These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, except costs attributable to noncash equity-based compensation.  For further information on equity-based compensation, see Note 9—Equity-Based Compensation and Cash Awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(5) Revenue

All of the Company’s gathering and compression revenues are derived from an operating lease agreement, and all of the Company’s water handling revenues are derived from service contracts with customers. The Company currently earns substantially all of its revenues from Antero Resources.

(a)	Gathering and Compression

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. Antero Resources did not earn a rebate from the Company for the three months ended March 31, 2021 since Antero Resources did not achieve any volumetric targets during the first quarter of 2021. For the three months ended March 31, 2022, Antero Resources earned a rebate of $12 million from the Company by achieving the first level volumetric target during the first quarter of 2022. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

Under the gathering and compression agreement, the Company receives a low pressure gathering fee, a high pressure gathering fee and a compression fee, in each case subject to annual Consumer Price Index (“CPI”)-based adjustments, or a cost of service fee, at the Company’s election when such assets are placed in-service. In addition, the agreement stipulates that the Company receives a reimbursement for the actual cost of (i) electricity used at its compressor stations where the compression services are provided based on a compression fee and (ii) operating expenses for all services provided for a cost of service fee.

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

The gathering and compression agreement includes certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. All lease payments under the minimum volume commitments and cost of service fees are considered to be in-substance fixed lease payments under the gathering and compression agreement.

The Company recognizes lease income from its minimum volume commitments and cost of service fees under its gathering and compression agreement on a straight-line basis. Additional variable operating lease income is earned when volumes in excess of the minimum commitments are delivered under the contract. The Company recognizes variable lease income when low pressure volumes are delivered to a compressor station, compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline. Minimum volume commitments for high pressure gathering capacity and

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

compression capacity are aggregated such that there is a single minimum volume commitment for the respective service each year. The Company invoices the customer the month after each service is performed, and payment is due in the same month. The Company is not party to any leases that have not commenced.

Minimum future lease cash flows to be received by the Company under the gathering and compression agreement as of March 31, 2022 are as follows (in thousands):

Remainder of year ending December 31, 2022	$194,146
Year ending December 31, 2023	281,779
Year ending December 31, 2024	282,551
Year ending December 31, 2025	268,299
Year ending December 31, 2026	254,886
Thereafter	472,024
Total	$1,753,685

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company also provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third-parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee.

The Company satisfies its performance obligations and recognizes revenue when (i) the fresh water volumes have been delivered to the hydration unit of a specified well pad or (ii) other fluid handling services have been completed. The Company invoices the customer the month after water services are performed, and payment is due in the same month. For services contracted through third-party providers, the Company’s performance obligation is satisfied when the service to be performed by the third-party provider has been completed. The Company invoices the customer after the third-party provider billing is received, and payment is due in the same month.

Transaction Price Allocated to Remaining Performance Obligations

The Company’s water service agreement with Antero Resources has a term greater than one year. The Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s service contracts, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The remainder of the Company’s water service contracts, which relate to contracts with third parties, are short-term in nature with a contract term of one year or less. Accordingly, the Company is exempt from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Contract Balances

Under the Company’s water service contracts, the Company invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s water service contracts do not give rise to contract assets or liabilities.

(c)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For more information on reportable segments, see Note 14—Reportable Segments.

	Three Months Ended March 31,
(in thousands)	2021	2022	Reportable Segment
Type of service
Gathering—low pressure	$86,306	89,437	Gathering and Processing (1)
Gathering—low pressure rebate	—	(12,000)	Gathering and Processing (1)
Compression	48,137	51,612	Gathering and Processing (1)
Gathering—high pressure	50,718	53,394	Gathering and Processing (1)
Fresh water delivery	37,358	32,044	Water Handling
Other fluid handling	19,270	21,672	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	Water Handling
Total	$224,121	218,491

Type of contract
Per Unit Fixed Fee	$185,161	194,443	Gathering and Processing (1)
Gathering—low pressure rebate	—	(12,000)	Gathering and Processing (1)
Per Unit Fixed Fee	37,358	32,439	Water Handling
Cost plus 3%	15,350	15,638	Water Handling
Cost of service fee	3,920	5,639	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	Water Handling
Total	$224,121	218,491
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2021 and March 31, 2022, were $81 million and $78 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(6) Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	March 31,
(in thousands)	Useful Lives	2021	2022
Land	n/a	$23,369	26,682
Gathering systems and facilities	40-50 years (1)	2,817,918	2,847,444
Permanent buried pipelines and equipment	7-20 years	582,481	584,702
Surface pipelines and equipment	1-7 years	54,542	59,681
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	2,946	2,953
Construction-in-progress	n/a	174,271	228,717
Total property and equipment		3,660,684	3,755,336
Less accumulated depreciation		(265,938)	(294,238)
Property and equipment, net		$3,394,746	3,461,098
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2021	2022
Credit Facility (a)	$547,200	556,600
7.875% senior notes due 2026 (c)	550,000	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
5.375% senior notes due 2029 (f)	750,000	750,000
Total principal	3,147,200	3,156,600
Unamortized debt premiums	2,106	2,005
Unamortized debt issuance costs	(26,396)	(25,421)
Total long-term debt	$3,122,910	3,133,184

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility with a consortium of banks. On October 26, 2021, the Company entered into an amended and restated senior secured revolving credit facility (the “Credit Facility”). As of December 31, 2021 and March 31, 2022, the Credit Facility had lender commitments of $1.25 billion and matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the Credit Facility will mature on such date. As of March 31, 2022, the Credit Facility had an available borrowing capacity of $693 million.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2021 and March 31, 2022.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The senior secured revolving credit facility agreement in effect prior to October 26, 2021 provided for borrowing under either the Base Rate or the Eurodollar Rate (as each term is defined in the agreement), and the Credit Facility provides for borrowing under either Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as each term is defined in the Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) base rate loans, quarterly and (ii) SOFR Loans at the end of the applicable interest period if three months (or shorter, if applicable), or every three months if the applicable interest period is longer than three months. Interest was payable at a variable rate based on LIBOR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate under the senior secured revolving credit facility agreement in effect prior to October 26, 2021. Interest is payable at a variable rate based on SOFR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate under the Credit Facility. Interest at the time of borrowing is determined with reference to the Borrower’s then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% subject to certain exceptions based on the leverage ratio then in effect.

As of December 31, 2021, the Borrower had outstanding borrowings under the Credit Facility of $547 million with a weighted average interest rate of 1.81%. As of March 31, 2022, the Borrower had outstanding borrowings under the Credit Facility of $557 million with a weighted average interest rate of 2.07%. No letters of credit under the Credit Facility were outstanding as of December 31, 2021 or March 31, 2022.

(b)	5.375% Senior Notes Due 2024

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Finance Corp (together with Antero Midstream Partners, the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par. The 2024 Notes were recorded at their fair value of $652.6 million as of March 12, 2019, and the related premium of $2.6 million was amortized into interest expense over the life of the 2024 Notes. The Issuers redeemed all $650 million of the 2024 Notes at 102.688% of par on June 8, 2021, and recognized a loss of $21 million on the early extinguishment of debt during the second quarter of 2021, which includes the write-off of all unamortized debt premium and issuance costs. Interest on the 2024 Notes was payable on March 15 and September 15 of each year.

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

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.   The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes.  The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 102.875% currently to 100.00% on or after March 1, 2025.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

subsidiary and such designation complies with the other applicable provisions of the indenture governing the applicable Senior Notes or in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the applicable Senior Notes.

During the three months ended March 31, 2021 and 2022, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2021	2022
Capital expenditures	$24,900	39,554
Operating expenses	10,417	9,278
Interest expense	36,794	38,986
Ad valorem taxes	5,400	2,520
Other	3,327	6,684
Total accrued liabilities	$80,838	97,022

(9) Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

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

AR LTIP

Equity-based compensation expense allocated to Antero Midstream from Antero Resources was $1.1 million and $0.3 million for the three months ended March 31, 2021 and 2022, respectively, which includes expense related to the Converted AM RSU Awards (as defined below). For grants made prior to March 12, 2019, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $0.3 million as of March 31, 2022, which includes the Converted AM RSU Awards (as defined below). A portion of this unamortized cost will be allocated to Antero Midstream as it is amortized over the remaining service period of the related awards. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

AM LTIP

The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board of Directors (the “Board”). As of March 31, 2022, a total of 10,158,912 shares were available for future grant under the AM LTIP.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended March 31,
(in thousands)	2021	2022
Restricted stock units (1)	$2,778	2,488
Performance share units (1)	1,007	117
Equity awards issued to directors	227	227
Total expense	$4,012	2,832
(1)	Amounts include equity-based compensation expense allocated to the Company by Antero Resources.

(b)	Restricted Stock Unit Awards

As of March 19, 2019, each of the unvested outstanding phantom units granted under the Antero Midstream Partners Long Term Incentive Plan was assumed by the Company and converted into 1.8926 RSUs under the AM LTIP representing a right to receive shares of the Company’s common stock for each converted phantom unit (all such RSUs, the “Converted AM RSU Awards”). The Converted AM RSU Awards are accounted for as if they are distributed by Antero Midstream Partners to Antero Resources. Therefore, the expense related to the Converted AM RSU Awards is subject to allocation by Antero Resources.

A summary of the RSU awards activity, which includes the Converted AM RSU Awards, is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2021	3,573,377	$8.11
Granted	—	—
Vested	(297,353)	7.43
Forfeited	—	—
Total AM LTIP RSUs awarded and unvested—March 31, 2022	3,276,024	$8.18

As of March 31, 2022, unamortized expense of $18.6 million related to the unvested RSUs, which includes $0.1 million related to the Converted AM RSU Awards, is expected to be recognized over a weighted average period of approximately 2.5 years. The Company’s proportionate share of the Converted AM RSU Awards will be allocated to it as it is recognized.

(c)	Performance Share Unit Awards

As of March 31, 2022, there was $0.3 million of unamortized equity-based compensation expense related to unvested PSUs that will be recorded during the second quarter of 2022.

In 2019, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers, a portion of which vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“ROIC PSUs”). The number of shares of common stock that could be earned with respect to the ROIC PSUs ranged from zero to 200% of the target number of ROIC PSUs originally granted. In April 2022, the performance condition for the ROIC PSUs was met at 200% of target.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2021 and March 31, 2022, the Company has recorded $1 million and $0.5 million, respectively, in other liabilities in the condensed consolidated balance sheets related to unvested cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2020	February 3, 2021	February 11, 2021	$147,194	$0.3075
*	February 16, 2021	February 16, 2021	138	*
Q1 2021	April 28, 2021	May 12, 2021	108,799	0.2250
*	May 17, 2021	May 17, 2021	137	*
Q2 2021	July 28, 2021	August 11, 2021	107,719	0.2250
*	August 16, 2021	August 16, 2021	138	*
Q3 2021	October 27, 2021	November 10, 2021	107,459	0.2250
*	November 15, 2021	November 15, 2021	137	*
	Total 2021		$471,721

Q4 2021	January 26, 2022	February 9, 2022	$108,149	$0.2250
*	February 14, 2022	February 14, 2022	138	*
	Total 2022		$108,287
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Earnings Per Common Share.

On April 13, 2022, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended March 31, 2022. The dividend will be payable on May 11, 2022 to stockholders of record as of April 27, 2022. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137 thousand on the shares of Series A Preferred Stock of Antero Midstream to be paid on May 16, 2022 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Earnings Per Common Share. As of March 31, 2022, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

(b)	Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2021	2022
Basic weighted average number of shares outstanding	476,850	477,646
Add: Dilutive effect of RSUs	1,037	1,382
Add: Dilutive effect of PSUs	278	225
Add: Dilutive effect of Series A Preferred Stock	1,107	920
Diluted weighted average number of shares outstanding	479,272	480,173

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
RSUs	397	1
(1)

The potential dilutive effects of these awards were excluded from the computation of earnings (loss) per common shares—assuming dilution because the inclusion of these awards would have been anti-dilutive.

(c)	Earnings Per Common Share

Earnings per common share—basic for each period is computed by dividing the net income or loss attributable to the Company by the basic weighted average number of shares outstanding during the period. Earnings per common share—assuming dilution for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2021	2022
Net income	$83,441	80,040
Less preferred stock dividends	(138)	(138)
Net income available to common shareholders	$83,303	79,902

Net income per share–basic	$0.17	0.17
Net income per share–diluted	$0.17	0.17

Weighted average common shares outstanding–basic	476,850	477,646
Weighted average common shares outstanding–diluted	479,272	480,173

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2021		March 31, 2022
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$604,450	544,294	593,945	544,568
2027 Notes	672,750	645,970	660,530	646,125
2028 Notes	680,225	643,902	662,155	644,117
2029 Notes	783,750	741,544	746,250	741,774
Total	$2,741,175	2,575,710	2,662,880	2,576,584
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.
(b)	Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2021 and March 31, 2022 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2021 and March 31, 2022 approximated fair value because the variable interest rates are reflective of current market conditions.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
		MarkWest	in Unconsolidated
(in thousands)	Stonewall	Joint Venture	Affiliates
Balance as of December 31, 2021	$130,572	565,437	696,009
Equity in earnings of unconsolidated affiliates (1)	1,311	21,921	23,232
Distributions from unconsolidated affiliates	(3,000)	(28,130)	(31,130)
Balance as of March 31, 2022	$128,883	559,228	688,111
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of March 12, 2019.

(14) Reportable Segments

(a)	Summary of Reportable Segments

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

Water Handling

The Company’s water handling segment includes two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways. Portions of these water handling systems are also utilized to transport flowback and produced water. The water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments to transport water throughout the systems used to deliver water for Antero Resources’ well completions.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended March 31, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$185,161	56,603	—	241,764
Revenue–third-party	—	25	—	25
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	175,890	48,231	—	224,121
Operating expenses:
Direct operating	17,236	22,078	—	39,314
General and administrative	8,649	7,680	1,601	17,930
Facility idling	—	1,179	—	1,179
Depreciation	14,713	12,137	—	26,850
Impairment of property and equipment	1,218	161	—	1,379
Accretion of asset retirement obligations	—	119	—	119
Loss on asset sale	3,763	—	—	3,763
Total operating expenses	45,579	43,354	1,601	90,534
Operating income	$130,311	4,877	(1,601)	133,587

Equity in earnings of unconsolidated affiliates	$20,744	—	—	20,744
Additions to property and equipment	$15,059	13,330	—	28,389

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Three Months Ended March 31, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$182,443	53,321	—	235,764
Revenue–third-party	—	395	—	395
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	173,172	45,319	—	218,491
Operating expenses:
Direct operating	17,182	24,830	—	42,012
General and administrative	9,701	6,741	1,489	17,931
Facility idling	—	1,148	—	1,148
Depreciation	15,807	12,493	—	28,300
Accretion of asset retirement obligations	—	64	—	64
Gain on asset sale	(31)	(87)	—	(118)
Total operating expenses	42,659	45,189	1,489	89,337
Operating income	$130,513	130	(1,489)	129,154

Equity in earnings of unconsolidated affiliates	$23,232	—	—	23,232
Additions to property and equipment, net	$70,734	13,533	—	84,267

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The summarized total assets of the Company’s reportable segments are as follows:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2021	2022
Gathering and Processing	$4,450,939	4,496,300
Water Handling	1,092,122	1,083,335
Unallocated (1)	940	959
Total assets	$5,544,001	5,580,594
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to primarily service Antero Resources’ production and completion activity. We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Appalachian Basin and present opportunities to expand our midstream services to other operators in the Appalachian Basin. Our assets consist of gathering pipelines, compressor stations and interests in processing and fractionation plants that collect and process production from Antero Resources’ wells in the Appalachian Basin in West Virginia and Ohio. Our assets also include two independent water handling systems that deliver water from the Ohio River and several regional waterways. These water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments. Portions of these water handling systems are also utilized to transport flowback and produced water. These services are provided by us directly or through third-parties with which we contract.

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

We have continued to operate throughout the pandemic, in some cases subject to federal, state and local regulations, and we are taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced Antero Resources’ production and our throughput in a significant manner. A substantial portion of our non-field level employees currently operate in remote work from home arrangements, and we have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. We continue to monitor the COVID-19 environment in order to (i) protect the health and safety of our employees and contract workers and (ii) determine when a return to in-office working arrangements will be appropriate.

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

As the global economy continues to recover from the effects of the COVID-19 pandemic, economic indicators have continued to strengthen. However, the economy has begun to experience elevated inflation levels as a result of global supply and demand imbalances. For example, the United States Bureau of Labor and Statistics (“BLS”) Consumer Price Index (“CPI”) for all urban consumers increased 9% from March 2021 to March 2022 as compared to the average historical 10-year rate of 2%. Additionally, employment activity has also begun to strengthen as demonstrated by the United States BLS unemployment rate declining from a high of 15% in April 2020 to 4% in March 2022. Inflationary pressures and labor shortages could result in increases to our operating and capital costs that are not fixed, renegotiation of contracts and/or supply agreements and higher labor costs, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

Growth Incentive Fee Program with Antero Resources

Our gathering and compression agreement with Antero Resources includes a growth incentive fee program whereby we agreed to provide quarterly fee reductions to Antero Resources through 2023, contingent upon Antero Resources achieving volumetric growth targets on low pressure gathering. The compression, high pressure gathering and fresh water delivery fees payable to us were unchanged. If actual low pressure volumes are below the lowest threshold for the respective period, Antero Resources will not earn a reduction in low pressure gathering fees. The following table summarizes the remaining low pressure gathering growth incentive targets through 2023:

	Low Pressure Gathering	Quarterly Fee
	Volume Growth Incentive	Reduction
	Targets (MMcf/d)	(in millions)
Threshold 1	>2,900 and <3,150	$12.0
Threshold 2	>3,150 and <3,400	$15.5
Threshold 3	>3,400	$19.0

For the three months ended March 31, 2022, Antero Resources delivered low pressure gathering volumes of 2,930 MMcf/d, and as a result, earned a quarterly fee reduction during the period. During the three months ended March 31, 2021, Antero Resources did not earn any fee reductions.

Results of Operations

We have two operating segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the joint venture to develop processing and fractionation assets with MarkWest Energy Partners, L.P., a wholly owned subsidiary of MPLX, LP (the “Joint Venture”) and Stonewall Gas Gathering LLC. The water handling segment includes (i) two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2022

The operating results of our reportable segments are as follows:

	Three Months Ended March 31, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$185,161	56,603	—	241,764
Revenue–third-party	—	25	—	25
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	175,890	48,231	—	224,121
Operating expenses:
Direct operating	17,236	22,078	—	39,314
General and administrative (excluding equity-based compensation)	5,924	6,620	1,374	13,918
Equity-based compensation	2,725	1,060	227	4,012
Facility idling	—	1,179	—	1,179
Depreciation	14,713	12,137	—	26,850
Impairment of property and equipment	1,218	161	—	1,379
Accretion of asset retirement obligations	—	119	—	119
Loss on asset sale	3,763	—	—	3,763
Total operating expenses	45,579	43,354	1,601	90,534
Operating income	130,311	4,877	(1,601)	133,587
Other income (expense):
Interest expense, net	—	—	(42,866)	(42,866)
Equity in earnings of unconsolidated affiliates	20,744	—	—	20,744
Total other income (expense)	20,744	—	(42,866)	(22,122)
Income before income taxes	151,055	4,877	(44,467)	111,465
Income tax expense	—	—	(28,024)	(28,024)
Net income and comprehensive income	$151,055	4,877	(72,491)	83,441

Adjusted EBITDA (2)				$219,288
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Three Months Ended March 31, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$194,443	53,321	—	247,764
Revenue–third-party	—	395	—	395
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	173,172	45,319	—	218,491
Operating expenses:
Direct operating	17,182	24,830	—	42,012
General and administrative (excluding equity-based compensation)	7,565	6,272	1,262	15,099
Equity-based compensation	2,136	469	227	2,832
Facility idling	—	1,148	—	1,148
Depreciation	15,807	12,493	—	28,300
Accretion of asset retirement obligations	—	64	—	64
Gain on asset sale	(31)	(87)	—	(118)
Total operating expenses	42,659	45,189	1,489	89,337
Operating income	130,513	130	(1,489)	129,154
Other income (expense):
Interest expense, net	—	—	(44,279)	(44,279)
Equity in earnings of unconsolidated affiliates	23,232	—	—	23,232
Total other income (expense)	23,232	—	(44,279)	(21,047)
Income before income taxes	153,745	130	(45,768)	108,107
Income tax expense	—	—	(28,067)	(28,067)
Net income and comprehensive income	$153,745	130	(73,835)	80,040

Adjusted EBITDA (2)				$209,030
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Three Months Ended		Amount of
	March 31,		Increase	Percentage
	2021	2022	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	256,802	263,727	6,925	3%
Compression (MMcf)	243,562	253,474	9,912	4%
Gathering—high pressure (MMcf)	253,091	259,042	5,951	2%
Fresh water delivery (MBbl)	9,400	7,874	(1,526)	(16)%
Other fluid handling (MBbl)	3,951	4,203	252	6%
Wells serviced by fresh water delivery	24	21	(3)	(13)%
Gathering—low pressure (MMcf/d)	2,853	2,930	77	3%
Compression (MMcf/d)	2,706	2,816	110	4%
Gathering—high pressure (MMcf/d)	2,812	2,878	66	2%
Fresh water delivery (MBbl/d)	104	87	(17)	(16)%
Other fluid handling (MBbl/d)	44	47	3	7%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.34	0.01	3%
Average compression fee ($/Mcf)	$0.20	0.21	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.20	0.21	0.01	3%
Average fresh water delivery fee ($/Bbl)	$3.97	4.07	0.10	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	128,538	136,242	7,704	6%
Fractionation—Joint Venture (MBbl)	3,431	3,077	(354)	(10)%
Processing—Joint Venture (MMcf/d)	1,428	1,514	86	6%
Fractionation—Joint Venture (MBbl/d)	38	34	(4)	(11)%
*	Not meaningful or applicable.

Revenues. Total revenues decreased by 3%, from $224 million, including amortization of customer relationships of $18 million, for the three months ended March 31, 2021, to $218 million, including amortization of customer relationships of $18 million, for the three months ended March 31, 2022. Gathering and processing revenues decreased by 2%, from $176 million for the three months ended March 31, 2021 to $173 million for the three months ended March 31, 2022. Water handling revenues decreased by 6%, from $48 million for the three months ended March 31, 2021 to $45 million for the three months ended March 31, 2022. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue decreased $9 million period over period due to the $12 million rebate earned by Antero Resources during the three months ended March 31, 2022, partially offset by increased throughput volumes of 7 Bcf, or 77 MMcf/d, and a 3% increase in the low pressure gathering rate as a result of the annual CPI-based adjustment. Low pressure gathering volumes increased between periods primarily due to the 72 additional wells connected to our system since March 31, 2021.
●	Compression revenue increased $3 million period over period due primarily due to increased throughput volumes of 10 Bcf, or 110 MMcf/d, and a 3% increase in the compression rate as a result of the annual CPI-based adjustment. Compression volumes increased between periods primarily due to the 72 additional wells connected to our system since March 31, 2021, and one new compressor that came online in December 2021.
●	High pressure gathering revenue increased $3 million period over period due to increased throughput volumes of 6 Bcf, or 66 MMcf/d, and a 3% increase to the high pressure gathering rate as a result of the annual CPI-based adjustment. The high pressure gathering volumes increased period over period primarily due to the 72 new wells connected to our system since March 31, 2021.

Water Handling

●	Fresh water delivery revenue decreased $5 million period over period primarily due to decreased fresh water delivery volumes of 2 MMBbl, or 17 MBbl/d, as a result of a decrease in the number of wells completed, partially offset by a 3% increase to the fresh water delivery rate as a result of the annual CPI-based adjustment.
●	Other fluid handling services revenue increased $2 million primarily due to an increased water blending services between periods.

Direct operating expenses. Total direct operating expenses increased by 7%, from $39 million for the three months ended March 31, 2021 to $42 million for the three months ended March 31, 2022. Gathering and processing direct operating expenses remained consistent at $17 million for the three months ended March 31, 2021 and 2022. Water handling direct operating expenses increased by 12%, from $22 million for the three months ended March 31, 2021 to $25 million for the three months ended March 31, 2022. The increase in total direct operating expenses and water handling direct operating expenses was primarily due to $3 million in higher fresh water delivery direct operating expenses between periods as a result of resuming fresh water deliveries in the Utica for Antero Resources’ development program during the first quarter of 2022.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased 8%, from $14 million for the three months ended March 31, 2021 to $15 million for three months ended March 31, 2022 primarily due to increased legal costs associated with the Veolia legal matter between periods. See “Item 1. Legal Proceedings” below for additional information.

Equity-based compensation expenses. Equity-based compensation expenses decreased 29%, from $4 million for the three months ended March 31, 2021, to $3 million for the three months ended March 31, 2022 primarily due to lower expense allocated to us for awards granted prior to March 12, 2019.

Facility idling expenses. Facility idling expenses remained consistent at $1 million for the three months ended March 31, 2021 and 2022, respectively.

Impairment of property and equipment expense. Impairment of property and equipment expense of $1 million for the three months ended March 31, 2021 was primarily a lower of cost or market adjustment for pipe inventory. There were no impairments of property and equipment during the three months ended March 31, 2022.

Depreciation expense. Total depreciation expense remained relatively consistent at $27 million and $28 million for the three months ended March 31, 2021 and 2022, respectively.

Loss (gain) on asset sale. Loss on asset sale of $4 million for the three months ended March 31, 2021 primarily relates to the sale of excess pipe inventory during the period. Gain on asset sale for the three months ended March 31, 2022 relates to the sale of miscellaneous equipment and excess pipe inventory during the period.

Interest expense. Interest expense increased by 3%, from $43 million for the three months ended March 31, 2021 to $44 million for the three months ended March 31, 2022 primarily due to the issuance of $750 million of 5.375% senior notes due 2029 on June 8, 2021, partially offset by the redemption of all $650 million of the 5.375% senior notes due 2024 on June 8, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 12%, from $21 million for the three months ended March 31, 2021 to $23 million for the three months ended March 31, 2022 primarily due to an increase in the level of volume at the Joint Venture between periods, including one new Joint Venture processing plant with nameplate capacity of 200 MMcf/d being placed in service during July 2021.

Income tax expense. Income tax expense remained consistent for the three months ended March 31, 2021 and 2022 at $28 million, which reflects effective tax rates of 25.1% and 26.0%, respectively. The increase in the effective tax rate is primarily related to a higher amount of our taxable income being apportioned to West Virginia.

Net income. Net income decreased by 4%, from $83 million for the three months ended March 31, 2021 to $80 million for the three months ended March 31, 2022 primarily due to (i) lower gathering, compression and water handling revenues, (ii) higher water handling direct operating expenses, (iii) higher general and administrative costs, excluding equity-based compensation expense, and (iv) higher interest expense, partially offset by higher equity in earnings of unconsolidated affiliates between periods.

Adjusted EBITDA. Adjusted EBITDA decreased by 5%, from $219 million for the three months ended March 31, 2021 to $209 million for the three months ended March 31, 2022. The decrease between periods was primarily due to (i) lower gathering, compression and water handling revenues, (ii) higher water handling direct operating expenses and (iii) higher general and administrative costs, excluding equity-based compensation expense. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flow and available borrowings under our senior secured revolving credit facility (the “Credit Facility”) and capital market transactions. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash dividends and share repurchases under our share repurchases program for at least the next 12 months.

Our Board of Directors (the “Board”) declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended March 31, 2022. The dividend will be payable on May 11, 2022 to stockholders of record as of April 27, 2022. Our Board also declared a cash dividend of $137 thousand on the shares of Series A Preferred Stock, which will be paid on May 16, 2022 in accordance with their terms, which are discussed in Note 11—Equity and Earnings Per Common Share. As of March 31, 2022, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of March 31, 2022, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2022:

	Three Months Ended March 31,
(in thousands)	2021	2022
Net cash provided by operating activities	$165,701	184,664
Net cash used in investing activities	(27,653)	(84,146)
Net cash used in financing activities	(138,427)	(100,518)
Net decrease in cash and cash equivalents	$(379)	—

Operating Activities. Net cash provided by operating activities was $166 million and $185 million for the three months ended March 31, 2021 and 2022, respectively. The increase in cash flows provided by operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily the result of lower cash used for working capital, excluding income tax receivable, between periods, partially offset by lower gathering, compression and water handling revenues, higher water handling direct operating expenses and higher general and administrative costs. Additionally, we received income tax refunds during the three months ended March 31, 2021 of $17 million from certain net operating loss carryback provisions included in the Coronavirus Aid, Relief, and Economic Security Act that was enacted in March 2020. We did not receive any income tax refunds during the three months ended March 31, 2022.

Investing Activities. Net cash flows used in investing activities was $28 million and $84 million for the three months ended March 31, 2021 and 2022, respectively. The increase in cash flows used in investing activities was primarily due to a $56 million increase in capital spending for expansion of our gathering system between periods.

Financing Activities. Net cash used in financing activities was $138 million and $101 million for the three months ended March 31, 2021 and 2022, respectively. The decrease in cash flows used in financing activities between periods was primarily due to reduced dividends to stockholders of $39 million, partially offset by lower borrowings of $2 million on our Credit Facility.

2022 Capital Investment

The Board approved a 2022 capital budget with a range of $275 million to $300 million, which includes growth capital supporting the increased volumes expected from Antero Resources’ drilling partnership. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

For the three months ended March 31, 2022, our capital expenditures were $95 million, including $78 million for our gathering and compression system and $17 million for our water handling facilities.

Debt Agreements

See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K for information on our debt agreements.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss (gain) on asset sale and including cash distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended March 31,
(in thousands)	2021	2022
Net income	$83,441	80,040
Interest expense, net	42,866	44,279
Income tax expense	28,024	28,067
Depreciation expense	26,850	28,300
Amortization of customer relationships	17,668	17,668
Equity-based compensation	4,012	2,832
Impairment	1,379	—
Accretion of asset retirement obligations	119	64
Equity in earnings of unconsolidated affiliates	(20,744)	(23,232)
Distributions from unconsolidated affiliates	31,910	31,130
Loss (gain) on asset sale	3,763	(118)
Adjusted EBITDA	$219,288	209,030

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in the 2021 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At March 31, 2022, we had $557 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $1 million increase in interest expense for the three months ended March 31, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Veolia and the Antero Defendants each filed partial motions to dismiss and motions for summary judgment directed at certain claims asserted by the opposing party. A bench trial on the remaining claims was held from January 24 through February 10, 2022 and concluded on February 24, 2022. At trial, Antero Treatment sought damages from Veolia of approximately $450 million, which represents the Company’s out-of-pocket costs associated with the Clearwater Facility project. In the alternative, Antero Treatment sought damages related to multiple breaches of the DBA, totaling approximately $370 million. Also at trial, Veolia sought monetary damages of approximately $118 million, including alleged delay and extra-contractual costs and a contract balance relating to an allegation that Antero Defendants improperly terminated the DBA. The Antero Defendants vigorously deny Veolia’s claims. A final judgment on the claims has not yet been rendered.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2021 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
January 1, 2022 – January 31, 2022	132,041	$10.07	—	$149,767,409
February 1, 2022 – February 28, 2022	—	—	—	N/A
March 1, 2022 – March 31, 2022	—	—	—	N/A
Total	132,041	$10.07	—	$149,767,409
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended March 31, 2022, we did not make any repurchases under this program.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended March 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Brendan E. Krueger
BRENDAN E. KRUEGER
Chief Financial Officer, Treasurer and Vice President of Finance

Date:	April 27, 2022