Form 10-Q
period 2022-06-30
Antero Midstream Corp
filed 2022-07-27
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had 478,457,912 shares of common stock outstanding as of July 22, 2022.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	June 30,
	2021	2022
Assets
Current assets:
Accounts receivable–Antero Resources	$81,197	75,098
Accounts receivable–third party	747	431
Income tax receivable	940	940
Other current assets	920	588
Total current assets	83,804	77,057

Property and equipment, net	3,394,746	3,492,489
Investments in unconsolidated affiliates	696,009	681,560
Customer relationships	1,356,775	1,321,439
Other assets, net	12,667	12,956
Total assets	$5,544,001	5,585,501

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,956	2,227
Accounts payable–third party	23,592	24,510
Accrued liabilities	80,838	90,656
Other current liabilities	4,623	6,379
Total current liabilities	114,009	123,772
Long-term liabilities:
Long-term debt	3,122,910	3,157,966
Deferred income tax liability	13,721	68,187
Other	6,663	5,457
Total liabilities	3,257,303	3,355,382

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2021 and June 30, 2022
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2021 and June 30, 2022	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 477,495 and 478,437 issued and outstanding as of December 31, 2021 and June 30, 2022, respectively	4,775	4,784
Additional paid-in capital	2,414,398	2,198,375
Retained earnings (accumulated deficit)	(132,475)	26,960
Total stockholders' equity	2,286,698	2,230,119
Total liabilities and stockholders' equity	$5,544,001	5,585,501

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2021	2022
Revenue:
Gathering and compression–Antero Resources	$192,667	184,071
Water handling–Antero Resources	57,718	62,262
Water handling–third party	70	242
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	232,787	228,907
Operating expenses:
Direct operating	39,555	43,299
General and administrative (including $3,059 and $5,641 of equity-based compensation in 2021 and 2022, respectively)	14,251	16,079
Facility idling	984	1,185
Depreciation	26,619	35,675
Impairment of property and equipment	—	3,702
Accretion of asset retirement obligations	114	64
Loss on settlement of asset retirement obligations	—	539
Gain on asset sale	(135)	(32)
Total operating expenses	81,388	100,511
Operating income	151,399	128,396
Other income (expense):
Interest expense, net	(43,505)	(45,426)
Equity in earnings of unconsolidated affiliates	21,515	22,824
Loss on early extinguishment of debt	(20,701)	—
Total other expense	(42,691)	(22,602)
Income before income taxes	108,708	105,794
Income tax expense	(28,485)	(26,399)
Net income and comprehensive income	$80,223	79,395

Net income per share–basic	$0.17	0.17
Net income per share–diluted	$0.17	0.17

Weighted average common shares outstanding:
Basic	477,290	478,317
Diluted	479,530	480,270

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2021	2022
Revenue:
Gathering and compression–Antero Resources	$377,828	366,514
Water handling–Antero Resources	114,321	115,583
Water handling–third party	95	637
Amortization of customer relationships	(35,336)	(35,336)
Total revenue	456,908	447,398
Operating expenses:
Direct operating	78,869	85,311
General and administrative (including $7,071 and $8,473 of equity-based compensation in 2021 and 2022, respectively)	32,181	34,010
Facility idling	2,163	2,333
Depreciation	53,469	63,975
Impairment of property and equipment	1,379	3,702
Accretion of asset retirement obligations	233	128
Loss on settlement of asset retirement obligations	—	539
Loss (gain) on asset sale	3,628	(150)
Total operating expenses	171,922	189,848
Operating income	284,986	257,550
Other income (expense):
Interest expense, net	(86,371)	(89,705)
Equity in earnings of unconsolidated affiliates	42,259	46,056
Loss on early extinguishment of debt	(20,701)	—
Total other expense	(64,813)	(43,649)
Income before income taxes	220,173	213,901
Income tax expense	(56,509)	(54,466)
Net income and comprehensive income	$163,664	159,435

Net income per share–basic	$0.34	0.33
Net income per share–diluted	$0.34	0.33

Weighted average common shares outstanding:
Basic	477,071	477,983
Diluted	479,382	480,329

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

					Retained
				Additional	Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	$—	476,639	$4,766	2,877,612	(464,092)	2,418,286
Dividends to stockholders	—	—	—	(147,332)	—	(147,332)
Equity-based compensation	—	—	—	4,012	—	4,012
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	268	3	(1,544)	—	(1,541)
Net income and comprehensive income	—	—	—	—	83,441	83,441
Balance at March 31, 2021	—	476,907	4,769	2,732,748	(380,651)	2,356,866
Dividends to stockholders	—	—	—	(108,936)	—	(108,936)
Equity-based compensation	—	—	—	3,059	—	3,059
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	451	5	(2,781)	—	(2,776)
Net income and comprehensive income	—	—	—	—	80,223	80,223
Balance at June 30, 2021	$—	477,358	$4,774	2,624,090	(300,428)	2,328,436

Balance at December 31, 2021	$—	477,495	$4,775	2,414,398	(132,475)	2,286,698
Dividends to stockholders	—	—	—	(108,287)	—	(108,287)
Equity-based compensation	—	—	—	2,832	—	2,832
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	188	2	(1,331)	—	(1,329)
Net income and comprehensive income	—	—	—	—	80,040	80,040
Balance at March 31, 2022	—	477,683	4,777	2,307,612	(52,435)	2,259,954
Dividends to stockholders	—	—	—	(109,433)	—	(109,433)
Equity-based compensation	—	—	—	5,641	—	5,641
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	754	7	(5,445)	—	(5,438)
Net income and comprehensive income	—	—	—	—	79,395	79,395
Balance at June 30, 2022	$—	478,437	$4,784	2,198,375	26,960	2,230,119

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2022
Cash flows provided by (used in) operating activities:
Net income	$163,664	159,435
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	53,469	63,975
Accretion	233	128
Impairment	1,379	3,702
Deferred income tax expense	56,509	54,466
Equity-based compensation	7,071	8,473
Equity in earnings of unconsolidated affiliates	(42,259)	(46,056)
Distributions from unconsolidated affiliates	58,185	60,505
Amortization of customer relationships	35,336	35,336
Amortization of deferred financing costs	2,733	2,828
Settlement of asset retirement obligations	(602)	(916)
Loss on settlement of asset retirement obligations	—	539
Loss (gain) on asset sale	3,628	(150)
Loss on early extinguishment of debt	20,701	—

Changes in assets and liabilities:
Accounts receivable–Antero Resources	(16,274)	6,099
Accounts receivable–third party	777	517
Income tax receivable	16,311	—
Other current assets	1,070	158
Accounts payable–Antero Resources	376	(2,427)
Accounts payable–third party	5,365	9,480
Accrued liabilities	(7,297)	(1,911)
Net cash provided by operating activities	360,375	354,181
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(51,658)	(131,665)
Additions to water handling systems	(22,707)	(30,369)
Investments in unconsolidated affiliates	(966)	—
Cash received in asset sale	1,627	147
Change in other liabilities	—	(805)
Net cash used in investing activities	(73,704)	(162,692)
Cash flows provided by (used in) financing activities:
Dividends to stockholders	(255,993)	(217,445)
Dividends to preferred stockholders	(275)	(275)
Issuance of senior notes	750,000	—
Redemption of senior notes	(667,472)	—
Payments of deferred financing costs	(8,755)	(302)
Borrowings (repayments) on bank credit facilities, net	(99,800)	33,300
Employee tax withholding for settlement of equity compensation awards	(4,317)	(6,767)
Other	(21)	—
Net cash used in financing activities	(286,633)	(191,489)
Net increase in cash and cash equivalents	38	—
Cash and cash equivalents, beginning of period	640	—
Cash and cash equivalents, end of period	$678	—
Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$91,608	86,688
Cash received during the period for income taxes	$16,913	—
Increase in accrued capital expenditures and accounts payable for property and equipment	$25,490	2,822

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2021 and June 30, 2022, the results of the Company’s operations for the three and six months ended June 30, 2021 and 2022, and the Company’s cash flows for the six months ended June 30, 2021 and 2022. The Company has no items of other comprehensive income; therefore, net income is equal to comprehensive income.

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

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 20 years, which reflects the remaining economic life of the relationships as of June 30, 2022. The changes in the carrying amount of customer relationships were as follows (in thousands):

Customer relationships as of December 31, 2021	$1,356,775
Amortization of customer relationships	(35,336)
Customer relationships as of June 30, 2022	$1,321,439

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2022	$35,336
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Thereafter	1,003,415
Total	$1,321,439

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and six months ended June 30, 2021 and 2022 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $2 million and $3 million during the three months ended June 30, 2021 and 2022, respectively, and $5 million and $7 million during the six months ended June 30, 2021 and 2022, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $7 million and $8 million during the three months ended June 30, 2021 and 2022, respectively, and $16 million during the six months ended June 30, 2021 and 2022.  These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, except costs attributable to noncash equity-based compensation.  For further information on equity-based compensation, see Note 9—Equity-Based Compensation and Cash Awards.

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

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. Antero Resources did not earn any rebates from the Company for the three and six months ended June 30, 2021 since Antero Resources did not achieve any volumetric targets during the first or second quarters of 2021. For the three and six months ended June 30, 2022, Antero Resources earned rebates of $12 million and $24 million, respectively, from the Company by achieving the first level volumetric target during the first and second quarters of 2022. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

The Company determined that the gathering and compression agreement is an operating lease as Antero Resources obtains substantially all of the economic benefit of the asset and has the right to direct the use of the asset. The gathering system is an identifiable asset within the gathering and compression agreement, and it consists of underground low pressure pipelines that generally connect and deliver gas from specific well pads to compressor stations to compress the gas before delivery to underground high pressure pipelines that transport the gas to a third-party pipeline, third-party plant or Joint Venture (as defined in Note 13— Investments in Unconsolidated Affiliates) plant. The gathering system is considered a single lease due to the interrelated network of the assets. When a modification to the gathering and compression agreement occurs, the Company reassesses the classification of this lease. The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering system, which are performed on time-elapsed measures.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreement as of June 30, 2022 are as follows (in thousands):

Remainder of year ending December 31, 2022	$125,982
Year ending December 31, 2023	298,655
Year ending December 31, 2024	299,473
Year ending December 31, 2025	285,175
Year ending December 31, 2026	271,762
Thereafter	562,414
Total	$1,843,461

(b)	Water Handling

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2022	2021	2022	Reportable Segment
Type of service
Gathering—low pressure	$91,761	91,660	178,067	181,097	Gathering and Processing (1)
Gathering—low pressure rebate	—	(12,000)	—	(24,000)	Gathering and Processing (1)
Compression	49,371	51,486	97,508	103,098	Gathering and Processing (1)
Gathering—high pressure	51,535	52,925	102,253	106,319	Gathering and Processing (1)
Fresh water delivery	37,751	41,120	75,109	73,164	Water Handling
Other fluid handling	20,037	21,384	39,307	43,056	Water Handling
Amortization of customer relationships	(9,271)	(9,272)	(18,542)	(18,543)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,396)	(16,794)	(16,793)	Water Handling
Total	$232,787	228,907	456,908	447,398

Type of contract
Per Unit Fixed Fee	$192,667	196,071	377,828	390,514	Gathering and Processing (1)
Gathering—low pressure rebate	—	(12,000)	—	(24,000)	Gathering and Processing (1)
Per Unit Fixed Fee	37,751	41,362	75,109	73,801	Water Handling
Cost plus 3%	16,425	16,400	31,775	32,038	Water Handling
Cost of service fee	3,612	4,742	7,532	10,381	Water Handling
Amortization of customer relationships	(9,271)	(9,272)	(18,542)	(18,543)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,396)	(16,794)	(16,793)	Water Handling
Total	$232,787	228,907	456,908	447,398
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2021 and June 30, 2022, were $81 million and $75 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(6) Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	June 30,
(in thousands)	Useful Lives	2021	2022
Land	n/a	$23,369	26,682
Gathering systems and facilities	40-50 years (1)	2,817,918	2,974,773
Permanent buried pipelines and equipment	7-20 years	582,481	602,024
Surface pipelines and equipment	1-7 years	54,542	61,649
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	2,946	2,953
Construction-in-progress	n/a	174,271	148,733
Total property and equipment		3,660,684	3,821,971
Less accumulated depreciation		(265,938)	(329,482)
Property and equipment, net		$3,394,746	3,492,489
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2021	2022
Credit Facility (a)	$547,200	580,500
7.875% senior notes due 2026 (c)	550,000	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
5.375% senior notes due 2029 (f)	750,000	750,000
Total principal	3,147,200	3,180,500
Unamortized debt premiums	2,106	1,904
Unamortized debt issuance costs	(26,396)	(24,438)
Total long-term debt	$3,122,910	3,157,966

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility with a consortium of banks. On October 26, 2021, the Company entered into an amended and restated senior secured revolving credit facility (the “Credit Facility”). As of December 31, 2021 and June 30, 2022, the Credit Facility had lender commitments of $1.25 billion and matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the Credit Facility will mature on such date. As of June 30, 2022, the Credit Facility had an available borrowing capacity of $669 million.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2021 and June 30, 2022.

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

As of December 31, 2021, the Borrower had outstanding borrowings under the Credit Facility of $547 million with a weighted average interest rate of 1.81%. As of June 30, 2022, the Borrower had outstanding borrowings under the Credit Facility of $581 million with a weighted average interest rate of 3.24%. No letters of credit under the Credit Facility were outstanding as of December 31, 2021 or June 30, 2022.

(b)	5.375% Senior Notes Due 2024

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corporation (“Finance Corp” and together with Antero Midstream Partners, the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par. The 2024 Notes were recorded at their fair value of $652.6 million as of March 12, 2019, and the related premium of $2.6 million was amortized into interest expense over the life of the 2024 Notes. The Issuers redeemed all $650 million of the 2024 Notes at 102.688% of par on June 8, 2021, and recognized a loss of $21 million on the early extinguishment of debt during the second quarter of 2021, which includes the write-off of all unamortized debt premium and issuance costs. Interest on the 2024 Notes was payable on March 15 and September 15 of each year.

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

During the three and six months ended June 30, 2021 and 2022, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2021	2022
Capital expenditures	$24,900	36,283
Operating expenses	10,417	9,953
Interest expense	36,794	36,984
Ad valorem taxes	5,400	5,029
Other	3,327	2,407
Total accrued liabilities	$80,838	90,656

(9) Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

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

AR LTIP

Equity-based compensation expense allocated to Antero Midstream from Antero Resources was $0.4 million and $0.1 million for the three months ended June 30, 2021 and 2022, respectively, and $1.5 million and $0.3 million for the six months ended June 30, 2021 and 2022, respectively, which includes expense related to the Converted AM RSU Awards (as defined below). For grants made prior to March 12, 2019, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of approximately $0.1 million as of June 30, 2022, which includes the Converted AM RSU Awards (as defined below). A portion of this unamortized cost will be allocated to Antero Midstream as it is amortized over the remaining service period of the related awards. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

AM LTIP

The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board of Directors (the “Board”). As of June 30, 2022, a total of 7,270,722 shares were available for future grant under the AM LTIP.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2022	2021	2022
Restricted stock units (1)	$2,925	4,425	5,703	6,913
Performance share units (1)	(94)	988	913	1,105
Equity awards issued to directors	228	228	455	455
Total expense	$3,059	5,641	7,071	8,473
(1)	Amounts include equity-based compensation expense allocated to the Company by Antero Resources.

(b)	Restricted Stock Unit Awards

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

A summary of the RSU awards activity, which includes the Converted AM RSU Awards, is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2021	3,573,377	$8.11
Granted	2,750,896	11.28
Vested	(1,237,558)	8.38
Forfeited	(132)	11.28
Total AM LTIP RSUs awarded and unvested—June 30, 2022	5,086,583	$9.76

As of June 30, 2022, unamortized expense of $45.2 million related to the unvested RSUs, which includes less than $0.1 million related to the Converted AM RSU Awards, is expected to be recognized over a weighted average period of approximately 2.6 years. The Company’s proportionate share of the Converted AM RSU Awards will be allocated to it as it is recognized.

(c)	Performance Share Unit Awards

2019 Performance Share Unit Awards

In 2019, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“2019 ROIC PSUs”). The number of shares of the Company’s common stock that could be earned with respect to the 2019 ROIC PSUs ranged from zero to 200% of the target number of 2019 ROIC PSUs originally granted. During the second quarter of 2022, the performance condition for the 2019 ROIC PSUs was met at 200% of target and 137,712 target 2019 ROIC PSUs converted into 275,424 shares of the Company’s common stock. As of June 30, 2022, there were no 2019 ROIC PSUs outstanding.

2022 Performance Share Unit Awards

In April 2022, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2024 as compared to a targeted ROIC (“2022 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2022 ROIC PSUs ranges from zero to 200% of the target number of 2022 ROIC PSUs originally granted. The grant date fair value of these

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2022 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2022 ROIC PSU awards was probable as of June 30, 2022.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2021	116,526	$6.32
Granted	461,121	11.05
Vested (1)	(137,712)	6.32
Forfeited	—	—
Total AM LTIP PSUs awarded and unvested—June 30, 2022	439,935	$11.28
(1)	The performance condition for these vested PSUs was met at 200% of target and as such, they converted into 275,424 shares of the Company’s common stock during the second quarter of 2022.

As of June 30, 2022, unamortized expense of $9.2 million related to unvested PSUs is expected to be recognized over a weighted average period of approximately 2.8 years.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2021 and June 30, 2022, the Company has recorded $1.1 million and $0.4 million, respectively, in other liabilities in the condensed consolidated balance sheets related to unvested cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2020	February 3, 2021	February 11, 2021	$147,194	$0.3075
*	February 16, 2021	February 16, 2021	138	*
Q1 2021	April 28, 2021	May 12, 2021	108,799	0.2250
*	May 17, 2021	May 17, 2021	137	*
Q2 2021	July 28, 2021	August 11, 2021	107,719	0.2250
*	August 16, 2021	August 16, 2021	138	*
Q3 2021	October 27, 2021	November 10, 2021	107,459	0.2250
*	November 15, 2021	November 15, 2021	137	*
	Total 2021		$471,721

Q4 2021	January 26, 2022	February 9, 2022	$108,149	$0.2250
*	February 14, 2022	February 14, 2022	138	*
Q1 2022	April 27, 2022	May 11, 2022	109,296	0.2250
*	May 16, 2022	May 16, 2022	137	*
	Total 2022		$217,720
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Earnings Per Common Share.

On July 13, 2022, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended June 30, 2022. The dividend will be payable on August 10, 2022 to stockholders of record as of July 27, 2022. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream to be paid on August 15, 2022 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Earnings Per Common Share. As of June 30, 2022, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

(b)	Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2022	2021	2022
Basic weighted average number of shares outstanding	477,290	478,317	477,071	477,983
Add: Dilutive effect of RSUs	1,063	794	1,109	1,081
Add: Dilutive effect of PSUs	215	54	240	160
Add: Dilutive effect of Series A Preferred Stock	962	1,105	962	1,105
Diluted weighted average number of shares outstanding	479,530	480,270	479,382	480,329

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
RSUs	341	2,457	310	1,170
PSUs	—	744	—	375
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2021	2022	2021	2022
Net income	$80,223	79,395	163,664	159,435
Less preferred stock dividends	(137)	(137)	(275)	(275)
Net income available to common shareholders	$80,086	79,258	163,389	159,160

Net income per share–basic	$0.17	0.17	0.34	0.33
Net income per share–diluted	$0.17	0.17	0.34	0.33

Weighted average common shares outstanding–basic	477,290	478,317	477,071	477,983
Weighted average common shares outstanding–diluted	479,530	480,270	479,382	480,329

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2021		June 30, 2022
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$604,450	544,294	548,625	544,844
2027 Notes	672,750	645,970	611,000	646,284
2028 Notes	680,225	643,902	594,750	644,333
2029 Notes	783,750	741,544	670,275	742,005
Total	$2,741,175	2,575,710	2,424,650	2,577,466
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.
(b)	Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2021 and June 30, 2022 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2021 and June 30, 2022 approximated fair value because the variable interest rates are reflective of current market conditions.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
		MarkWest	in Unconsolidated
(in thousands)	Stonewall	Joint Venture	Affiliates
Balance as of December 31, 2021	$130,572	565,437	696,009
Equity in earnings of unconsolidated affiliates (1)	3,429	42,627	46,056
Distributions from unconsolidated affiliates	(5,610)	(54,895)	(60,505)
Balance as of June 30, 2022	$128,391	553,169	681,560
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of March 12, 2019.

(14) Reportable Segments

(a)	Summary of Reportable Segments

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended June 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$192,667	57,718	—	250,385
Revenue–third-party	—	70	—	70
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	183,396	49,391	—	232,787
Operating expenses:
Direct operating	17,012	22,543	—	39,555
General and administrative	8,734	4,873	644	14,251
Facility idling	—	984	—	984
Depreciation	14,404	12,215	—	26,619
Accretion of asset retirement obligations	—	114	—	114
Gain on asset sale	(135)	—	—	(135)
Total operating expenses	40,015	40,729	644	81,388
Operating income	$143,381	8,662	(644)	151,399

Equity in earnings of unconsolidated affiliates	$21,515	—	—	21,515
Additions to property and equipment	$36,599	9,377	—	45,976

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Three Months Ended June 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$184,071	62,262	—	246,333
Revenue–third-party	—	242	—	242
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	174,799	54,108	—	228,907
Operating expenses:
Direct operating	19,343	23,956	—	43,299
General and administrative	10,490	3,849	1,740	16,079
Facility idling	—	1,185	—	1,185
Depreciation	22,854	12,821	—	35,675
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	64	—	64
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(32)	—	—	(32)
Total operating expenses	53,785	44,986	1,740	100,511
Operating income	$121,014	9,122	(1,740)	128,396

Equity in earnings of unconsolidated affiliates	$22,824	—	—	22,824
Additions to property and equipment, net	$60,931	16,836	—	77,767

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$377,828	114,321	—	492,149
Revenue–third-party	—	95	—	95
Amortization of customer relationships	(18,542)	(16,794)	—	(35,336)
Total revenues	359,286	97,622	—	456,908
Operating expenses:
Direct operating	34,248	44,621	—	78,869
General and administrative	17,383	12,553	2,245	32,181
Facility idling	—	2,163	—	2,163
Depreciation	29,117	24,352	—	53,469
Impairment of property and equipment	1,218	161	—	1,379
Accretion of asset retirement obligations	—	233	—	233
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	85,594	84,083	2,245	171,922
Operating income	$273,692	13,539	(2,245)	284,986

Equity in earnings of unconsolidated affiliates	$42,259	—	—	42,259
Additions to property and equipment	$51,658	22,707	—	74,365

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Six Months Ended June 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$366,514	115,583	—	482,097
Revenue–third-party	—	637	—	637
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	347,971	99,427	—	447,398
Operating expenses:
Direct operating	36,525	48,786	—	85,311
General and administrative	20,191	10,590	3,229	34,010
Facility idling	—	2,333	—	2,333
Depreciation	38,661	25,314	—	63,975
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	128	—	128
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(63)	(87)	—	(150)
Total operating expenses	96,444	90,175	3,229	189,848
Operating income	$251,527	9,252	(3,229)	257,550

Equity in earnings of unconsolidated affiliates	$46,056	—	—	46,056
Additions to property and equipment, net	$131,665	30,369	—	162,034

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The summarized total assets of the Company’s reportable segments are as follows:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2021	2022
Gathering and Processing	$4,450,939	4,503,022
Water Handling	1,092,122	1,081,276
Unallocated (1)	940	1,203
Total assets	$5,544,001	5,585,501
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

We have continued to operate throughout the pandemic, in some cases subject to federal, state and local regulations, and we are taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations, and these protocols have not reduced Antero Resources’ production and our throughput in a significant manner. A substantial portion of our non-field level employees currently operate in a hybrid working arrangement that involves a combination of in-office and remote work-from-home arrangements. We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. We continue to monitor the COVID-19 environment in order to protect the health and safety of our employees and contract workers.

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

The global economy continues to be impacted by the effects of the COVID-19 pandemic and global events, among other factors. Employment activity has strengthened as demonstrated by the United States Bureau of Labor and Statistics (“BLS”) unemployment rate declining from a high of 15% in April 2020 to 4% in June 2022. However, the economy is also experiencing elevated inflation levels as a result of global supply and demand imbalances. For example, the BLS Consumer Price Index (“CPI”) for all urban consumers increased 9% from June 2021 to June 2022 as compared to the average annual increase of 3% over the previous 10 years. Inflationary pressures and labor shortages could result in increases to our operating and capital costs that are not fixed, renegotiation of contracts and/or supply agreements and higher labor costs, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

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

During the three months ended June 30, 2022, Antero Resources delivered low pressure gathering volumes of 2,970 and as a result, earned a quarterly fee reduction of $12 million during the period. During the six months ended June 30, 2022, Antero Resources earned an aggregate of $24 million in fee reductions. Antero Resources did not earn any quarterly fee reductions during the three and six months ended June 30, 2021.

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

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2022

The operating results of our reportable segments are as follows:

	Three Months Ended June 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$192,667	57,718	—	250,385
Revenue–third-party	—	70	—	70
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	183,396	49,391	—	232,787
Operating expenses:
Direct operating	17,012	22,543	—	39,555
General and administrative (excluding equity-based compensation)	6,412	4,364	416	11,192
Equity-based compensation	2,322	509	228	3,059
Facility idling	—	984	—	984
Depreciation	14,404	12,215	—	26,619
Accretion of asset retirement obligations	—	114	—	114
Gain on asset sale	(135)	—	—	(135)
Total operating expenses	40,015	40,729	644	81,388
Operating income	143,381	8,662	(644)	151,399
Other income (expense):
Interest expense, net	—	—	(43,505)	(43,505)
Equity in earnings of unconsolidated affiliates	21,515	—	—	21,515
Loss on early extinguishment of debt	—	—	(20,701)	(20,701)
Total other income (expense)	21,515	—	(64,206)	(42,691)
Income before income taxes	164,896	8,662	(64,850)	108,708
Income tax expense	—	—	(28,485)	(28,485)
Net income and comprehensive income	$164,896	8,662	(93,335)	80,223

Adjusted EBITDA (2)				$224,999
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Three Months Ended June 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$196,071	62,262	—	258,333
Revenue–third-party	—	242	—	242
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	174,799	54,108	—	228,907
Operating expenses:
Direct operating	19,343	23,956	—	43,299
General and administrative (excluding equity-based compensation)	6,268	2,658	1,512	10,438
Equity-based compensation	4,222	1,191	228	5,641
Facility idling	—	1,185	—	1,185
Depreciation	22,854	12,821	—	35,675
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	64	—	64
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(32)	—	—	(32)
Total operating expenses	53,785	44,986	1,740	100,511
Operating income	121,014	9,122	(1,740)	128,396
Other income (expense):
Interest expense, net	—	—	(45,426)	(45,426)
Equity in earnings of unconsolidated affiliates	22,824	—	—	22,824
Total other income (expense)	22,824	—	(45,426)	(22,602)
Income before income taxes	143,838	9,122	(47,166)	105,794
Income tax expense	—	—	(26,399)	(26,399)
Net income and comprehensive income	$143,838	9,122	(73,565)	79,395

Adjusted EBITDA (2)				$221,028
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Three Months Ended		Amount of
	June 30,		Increase	Percentage
	2021	2022	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	263,640	270,302	6,662	3%
Compression (MMcf)	249,681	252,644	2,963	1%
Gathering—high pressure (MMcf)	257,193	256,537	(656)	*
Fresh water delivery (MBbl)	9,499	10,048	549	6%
Other fluid handling (MBbl)	4,381	4,128	(253)	(6)%
Wells serviced by fresh water delivery	17	15	(2)	(12)%
Gathering—low pressure (MMcf/d)	2,897	2,970	73	3%
Compression (MMcf/d)	2,744	2,776	32	1%
Gathering—high pressure (MMcf/d)	2,826	2,819	(7)	*
Fresh water delivery (MBbl/d)	104	110	6	6%
Other fluid handling (MBbl/d)	48	45	(3)	(6)%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.34	0.01	3%
Average compression fee ($/Mcf)	$0.20	0.21	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.20	0.21	0.01	3%
Average fresh water delivery fee ($/Bbl)	$3.97	4.09	0.12	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	131,912	132,664	752	1%
Fractionation—Joint Venture (MBbl)	3,417	3,368	(49)	(1)%
Processing—Joint Venture (MMcf/d)	1,450	1,458	8	1%
Fractionation—Joint Venture (MBbl/d)	38	37	(1)	(3)%
*	Not meaningful or applicable.

Revenues. Total revenues decreased by 2%, from $233 million, including amortization of customer relationships of $18 million, for the three months ended June 30, 2021, to $229 million, including amortization of customer relationships of $18 million, for the three months ended June 30, 2022. Gathering and processing revenues decreased by 5%, from $184 million for the three months ended June 30, 2021 to $175 million for the three months ended June 30, 2022. Water handling revenues increased by 10%, from $49 million for the three months ended June 30, 2021 to $54 million for the three months ended June 30, 2022. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue decreased $12 million period over period primarily due to $12 million in higher rebates to Antero Resources during the three months ended June 30, 2022. Low pressure gathering volumes increased period over period primarily as a result of 66 additional wells being connected to our system since June 30, 2021.
●	Compression revenue increased $2 million period over period primarily due to a 3% increase in the compression rate as a result of the annual CPI-based adjustment and increased throughput volumes of 3 Bcf, or 32 MMcf/d. Compression volumes increased between periods primarily due to (i) 66 additional wells being connected to our system since June 30, 2021, (ii) one compressor that came online in the fourth quarter of 2021 and (iii) one compressor that came online during the second quarter of 2022.

●	High pressure gathering revenue increased $1 million period over period primarily due to a 3% increase in the high pressure gathering rate as a result of the annual CPI-based adjustment. High pressure gathering volumes decreased slightly period over period by 1 Bcf, or 7 MMcf/d due to higher production from Antero Resources that was attributable to third-party high pressure gathering acreage dedications, offset by 66 additional wells being connected to our system since June 30, 2021.

Water Handling

●	Fresh water delivery revenue increased $3 million period over period primarily due to (i) increased fresh water volumes of 1 MMBbl or 6 MBbl/d and (ii) a 3% increase to the fresh water delivery rate as a result of the annual CPI-based adjustment.

●	Other fluid handling services revenue increased $1 million period over period primarily due to increased water blending services between periods.

Direct operating expenses. Total direct operating expenses increased by 9%, from $40 million for the three months ended June 30, 2021 to $43 million for the three months ended June 30, 2022. Gathering and processing direct operating expenses increased by 14%, from $17 million for the three months ended June 30, 2021 to $19 million for the three months ended June 30, 2022 primarily due to higher throughput volumes between periods and the two compressors that came online between periods . Water handling direct operating expenses increased by 6%, from $23 million for the three months ended June 30, 2021 to $24 million for the three months ended June 30, 2022 primarily due to the increase in fresh water volumes between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 7%, from $11 million for the three months ended June 30, 2021 to $10 million for three months ended June 30, 2022 primarily due to lower legal costs associated with the Veolia legal matter between periods. See “Item 1. Legal Proceedings” below for additional information.

Equity-based compensation expenses. Equity-based compensation expenses increased by 84%, from $3 million for the three months ended June 30, 2021 to $6 million for the three months ended June 30, 2022 primarily due to an increase in the annual equity awards granted during the second quarter of 2022 as compared to prior years.

Facility idling expenses. Facility idling expenses remained consistent at $1 million for the three months ended June 30, 2021 and 2022.

Depreciation expense. Total depreciation expense increased by 34% from $27 million for the three months ended June 30, 2021 to $36 million for the three months ended June 30, 2022. This increase is primarily a result of a phased early retirement of an underutilized compressor station beginning in the second quarter of 2022 through the first half of 2023, which allows us to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and (ii) contribute to a new compressor station. There are certain costs associated with the underutilized compressor station that cannot be relocated or reused that will be depreciated over the remaining period of use. During the three months ended June 30, 2022, we recognized depreciation expense associated with assets that were retired early during the quarter and assets that are subject to early retirement in the future of $5 million and $2 million, respectively.

Impairment of property and equipment expense. There were no impairments of property and equipment during the three months ended June 30, 2021. Impairment of property and equipment expense of $4 million for the three months ended June 30, 2022 was primarily due to (i) a write-down of the Clearwater Facility related to the retirement obligation for the facility and (ii) cancelled projects.

Interest expense. Interest expense increased by 4%, from $44 million for the three months ended June 30, 2021 to $45 million for the three months ended June 30, 2022 primarily due to the (i) issuance of $750 million of 5.375% senior notes due 2029 (“2029 Notes”) on June 8, 2021 and (ii) increased interest rates on our senior secured revolving credit facility (“Credit Facility”) due to higher benchmark rates during the three months ended June 30, 2022, partially offset by the redemption of all $650 million of the 5.375% senior notes due 2024 (“2024 Notes”) on June 8, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 6%, from $22 million for the three months ended June 30, 2021 to $23 million for the three months ended June 30, 2022 primarily due to an increase in processed volumes at the Joint Venture between periods, including one new Joint Venture processing plant with nameplate capacity of 200 MMcf/d being placed in service during July 2021.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the three months ended June 30, 2021 of $21 million relates to the redemption of all $650 million principal amount of the 2024 Notes at a premium to par of $17 million as well as the write-off of $6 million of unamortized deferred financing costs, partially offset by $2 million of unamortized premium. There was no loss on early extinguishment of debt for the three months ended June 30, 2022.

Income tax expense. Income tax expense for the three months ended June 30, 2021 and 2022 was $28 million and $26 million, respectively, which reflects effective tax rates of 26.2% and 25.0%, respectively. The decrease in the effective tax rate between periods is primarily due to an income tax benefit for the equity-based awards that vested during the three months ended June 30, 2022, partially offset by a higher amount of taxable income being apportioned to West Virginia.

Net income. Net income remained relatively consistent at $80 million and $79 million for three months ended June 30, 2021 and 2022, respectively.

Adjusted EBITDA. Adjusted EBITDA decreased by 2%, from $225 million for the three months ended June 30, 2021 to $221 million for the three months ended June 30, 2022. The decrease was primarily due to decreased low pressure gathering revenues and higher direct operating costs between periods, partially offset by higher water handling revenues between periods. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2022

The operating results of our reportable segments are as follows:

	Six Months Ended June 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$377,828	114,321	—	492,149
Revenue–third-party	—	95	—	95
Amortization of customer relationships	(18,542)	(16,794)	—	(35,336)
Total revenues	359,286	97,622	—	456,908
Operating expenses:
Direct operating	34,248	44,621	—	78,869
General and administrative (excluding equity-based compensation)	12,336	10,984	1,790	25,110
Equity-based compensation	5,047	1,569	455	7,071
Facility idling	—	2,163	—	2,163
Depreciation	29,117	24,352	—	53,469
Impairment of property and equipment	1,218	161	—	1,379
Accretion of asset retirement obligations	—	233	—	233
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	85,594	84,083	2,245	171,922
Operating income	273,692	13,539	(2,245)	284,986
Other income (expense):
Interest expense, net	—	—	(86,371)	(86,371)
Equity in earnings of unconsolidated affiliates	42,259	—	—	42,259
Loss on early extinguishment of debt	—	—	(20,701)	(20,701)
Total other income (expense)	42,259	—	(107,072)	(64,813)
Income before income taxes	315,951	13,539	(109,317)	220,173
Income tax expense	—	—	(56,509)	(56,509)
Net income and comprehensive income	$315,951	13,539	(165,826)	163,664

Adjusted EBITDA (2)				$444,287
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Six Months Ended June 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$390,514	115,583	—	506,097
Revenue–third-party	—	637	—	637
Gathering—low pressure rebate	(24,000)	—	—	(24,000)
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	347,971	99,427	—	447,398
Operating expenses:
Direct operating	36,525	48,786	—	85,311
General and administrative (excluding equity-based compensation)	13,833	8,930	2,774	25,537
Equity-based compensation	6,358	1,660	455	8,473
Facility idling	—	2,333	—	2,333
Depreciation	38,661	25,314	—	63,975
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	128	—	128
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(63)	(87)	—	(150)
Total operating expenses	96,444	90,175	3,229	189,848
Operating income	251,527	9,252	(3,229)	257,550
Other income (expense):
Interest expense, net	—	—	(89,705)	(89,705)
Equity in earnings of unconsolidated affiliates	46,056	—	—	46,056
Total other income (expense)	46,056	—	(89,705)	(43,649)
Income before income taxes	297,583	9,252	(92,934)	213,901
Income tax expense	—	—	(54,466)	(54,466)
Net income and comprehensive income	$297,583	9,252	(147,400)	159,435

Adjusted EBITDA (2)				$430,058
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Six Months Ended		Amount of
	June 30,		Increase	Percentage
	2021	2022	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	522,994	534,029	11,035	2%
Compression (MMcf)	493,243	506,118	12,875	3%
Gathering—high pressure (MMcf)	510,284	515,579	5,295	1%
Fresh water delivery (MBbl)	18,899	17,922	(977)	(5)%
Other fluid handling (MBbl)	8,332	8,331	(1)	*
Wells serviced by fresh water delivery	41	36	(5)	(12)%
Gathering—low pressure (MMcf/d)	2,889	2,950	61	2%
Compression (MMcf/d)	2,725	2,796	71	3%
Gathering—high pressure (MMcf/d)	2,819	2,849	30	1%
Fresh water delivery (MBbl/d)	104	99	(5)	(5)%
Other fluid handling (MBbl/d)	46	46	—	*
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.34	0.01	3%
Average compression fee ($/Mcf)	$0.20	0.21	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.20	0.21	0.01	3%
Average fresh water delivery fee ($/Bbl)	$3.97	4.08	0.11	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	260,450	268,906	8,456	3%
Fractionation—Joint Venture (MBbl)	6,848	6,445	(403)	(6)%
Processing—Joint Venture (MMcf/d)	1,439	1,486	47	3%
Fractionation—Joint Venture (MBbl/d)	38	36	(2)	(5)%
*	Not meaningful or applicable.

Revenues. Total revenues decreased by 2%, from $457 million, including amortization of customer relationships of $35 million, for the six months ended June 30, 2021, to $447 million, including amortization of customer relationships of $35 million, for the six months ended June 30, 2022. Gathering and processing revenues decreased by 3%, from $360 million for the six months ended June 30, 2021 to $348 million for the six months ended June 30, 2022. Water handling revenues increased by 2%, from $97 million for the six months ended June 30, 2021 to $99 million for the six months ended June 30, 2022. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue decreased $21 million period over period due to the $24 million rebate earned by Antero Resources during the six months ended June 30, 2022, partially offset by increased throughput volumes of 11 Bcf, or 61 MMcf/d, and a 3% increase in the low pressure gathering rate as a result of the annual CPI-based adjustment. Low pressure gathering volumes increased between periods primarily due to 66 additional wells being connected to our system since June 30, 2021.
●	Compression revenue increased $5 million period over period primarily due to increased throughput volumes of 13 Bcf, or 71 MMcf/d, and a 3% increase in the compression rate as a result of the annual CPI-based adjustment. Compression volumes increased between periods primarily due to (i) 66 additional wells being connected to our system since June 30, 2021, (ii) one compressor that came online in the fourth quarter of 2021 and (iii) one compressor that came online during the second quarter of 2022.
●	High pressure gathering revenue increased $4 million period over period due to increased throughput volumes of 5 Bcf, or 30 MMcf/d, and a 3% increase to the high pressure gathering rate as a result of the annual CPI-based adjustment. The high pressure gathering volumes increased period over period primarily due to 66 additional wells being connected to our system since June 30, 2021.

Water Handling

●	Fresh water delivery revenue decreased $2 million period over period primarily due to decreased fresh water delivery volumes of 1 MMBbl, or 5 MBbl/d, as a result of a decrease in the number of wells completed, partially offset by a 3% increase to the fresh water delivery rate as a result of the annual CPI-based adjustment.
●	Other fluid handling services revenue increased $4 million period over period primarily due to increased water blending services between periods.

Direct operating expenses. Total direct operating expenses increased by 8%, from $79 million for the six months ended June 30, 2021 to $85 million for the six months ended June 30, 2022. Gathering and processing direct operating expenses increased by 7%, from $34 million for the six months ended June 30, 2021 to $36 million for the six months ended June 30, 2022 primarily due to higher throughput volumes between periods and the two compressors that came online between periods. Water handling direct operating expenses increased by 9%, from $45 million for the six months ended June 30, 2021 to $49 million for the six months ended June 30, 2022 primarily due to the increase in fresh water volumes between periods and resuming fresh water deliveries in the Utica for Antero Resources’ development program during the first quarter of 2022.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained consistent at $25 million and $26 million for the six months ended June 30, 2021 and 2022, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased by 20%, from $7 million for the six months ended June 30, 2021 to $8 million for the six months ended June 30, 2022 primarily due to an increase in the annual equity awards granted during the second quarter of 2022 as compared to prior years.

Facility idling expenses. Facility idling expenses remained consistent at $2 million for the six months ended June 30, 2021 and 2022.

Depreciation expense. Total depreciation expense increased by 20%, from $53 million for the six months ended June 30, 2021 to $64 million for the six months ended June 30, 2022. This increase is primarily a result of a phased early retirement of an underutilized compressor station beginning in the second quarter of 2022 through the first half of 2023, which allows us to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and (ii) contribute to a new compressor station. There are certain costs associated with the underutilized compressor station that cannot be relocated or reused that will be depreciated over the remaining period of use. During the six months ended June 30, 2022, we recognized depreciation expense associated with assets that were retired early during the period and assets that are subject to early retirement in the future of $5 million and $2 million, respectively.

Impairment of property and equipment expense. Impairment of property and equipment expense of $1 million for the six months ended June 30, 2021 was primarily a lower of cost or market adjustment for pipe inventory. Impairments of property and equipment expense of $4 million during the six months ended June 30, 2022 was primarily due to (i) a write-down of the Clearwater Facility related to the retirement obligation for the facility and (ii) cancelled projects.

Loss (gain) on asset sale. Loss on asset sale of $4 million for the six months ended June 30, 2021 primarily relates to the sale of excess pipe inventory during the period. Gain on asset sale for the six months ended June 30, 2022 primarily relates to the sale of miscellaneous equipment and excess pipe inventory during the period.

Interest expense. Interest expense increased by 4%, from $86 million for the six months ended June 30, 2021 to $90 million for the six months ended June 30, 2022 primarily due to the issuance of $750 million of 2029 Notes on June 8, 2021, partially offset by the redemption of all $650 million of the 2024 Notes on June 8, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 9%, from $42 million for the six months ended June 30, 2021 to $46 million for the six months ended June 30, 2022 primarily due to an increase in processed volumes at the Joint Venture between periods, including one new Joint Venture processing plant with nameplate capacity of 200 MMcf/d being placed in service during July 2021.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the six months ended June 30, 2021 of $21 million relates to the redemption of all $650 million principal amount of the 2024 Notes at a premium to par of $17 million as well as the write-off of $6 million of unamortized deferred financing costs, partially offset by $2 million of unamortized premium. There was no loss on early extinguishment of debt for the six months ended June 30, 2022.

Income tax expense. Income tax expense remained relatively consistent for the six months ended June 30, 2021 and 2022 at $57 million and $54 million, respectively, which reflects effective tax rates of 25.7% and 25.5%, respectively.

Net income. Net income decreased by 3%, from $164 million for the six months ended June 30, 2021 to $159 million for the six months ended June 30, 2022 primarily due to (i) a decrease in low pressure gathering revenues, (ii) lower fresh water delivery revenues, (iii) higher direct operating expenses, (iv) higher depreciation expense, (v) higher general and administrative costs and (vi) higher interest expense, partially offset by higher equity in earnings of unconsolidated affiliates and increased other fluid handling revenues. In addition, the six months ended June 30, 2021 included a loss on early extinguishment of debt for the redemption of the 2024 Notes, and there was no loss on early extinguishment of debt during the six months ended June 30, 2022.

Adjusted EBITDA. Adjusted EBITDA decreased by 3%, from $444 million for the six months ended June 30, 2021 to $430 million for the six months ended June 30, 2022. The decrease between periods was primarily due to (i) a decrease in low pressure gathering revenues, (ii) lower fresh water delivery revenues, (iii) higher direct operating expenses and (iv) higher general and administrative costs, excluding equity-based compensation expense, partially offset by higher other fluid handling revenues. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flow and available borrowings under our Credit Facility and capital market transactions. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash dividends and share repurchases under our share repurchases program for at least the next 12 months.

Our Board of Directors (the “Board”) declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended June 30, 2022. The dividend will be payable on August 10, 2022 to stockholders of record as of July 27, 2022. Our Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock, which will be paid on August 15, 2022 in accordance with their terms, which are discussed in Note 11—Equity and Earnings Per Common Share. As of June 30, 2022, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of June 30, 2022, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2022:

	Six Months Ended June 30,
(in thousands)	2021	2022
Net cash provided by operating activities	$360,375	354,181
Net cash used in investing activities	(73,704)	(162,692)
Net cash used in financing activities	(286,633)	(191,489)
Net increase in cash and cash equivalents	$38	—

Operating Activities. Net cash provided by operating activities was $360 million and $354 million for the six months ended June 30, 2021 and 2022, respectively. The decrease in cash flows provided by operations between periods was primarily the result of decreased low pressure gathering revenues, higher direct operating expenses, partially offset by changes in working capital, excluding income tax receivable, and higher other fluid handling revenues between periods. Additionally, we received income tax refunds during the six months ended June 30, 2021 of $17 million from certain net operating loss carryback provisions included in the Coronavirus Aid, Relief, and Economic Security Act that was enacted in March 2020. We did not receive any income tax refunds during the six months ended June 30, 2022.

Investing Activities. Net cash flows used in investing activities was $74 million and $163 million for the six months ended June 30, 2021 and 2022, respectively. The increase in cash flows used in investing activities between periods was primarily due to an $80 million increase in capital spending for expansion of our gathering system and an $8 million increase in capital spending for expansion of our water handling system.

Financing Activities. Net cash used in financing activities was $287 million and $191 million for the six months ended June 30, 2021 and 2022, respectively. The decrease in cash flows used in financing activities between periods was primarily due to no redemptions of our senior notes or net repayments on our Credit Facility, and reduced dividends to stockholders of $39 million. During the six months ended June 30, 2021, we issued $750 million principal amount of 2029 Notes, redeemed $650 million principal amount of 2024 Notes at 102.688% of par and repaid $100 million on our Credit Facility. During the six months ended June 30, 2022, we incurred net borrowings of $33 million on our Credit Facility.

2022 Capital Investment

The Board approved a 2022 capital budget with a range of $275 million to $300 million, which includes growth capital supporting the increased volumes expected from Antero Resources’ drilling partnership. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to maintain our capital efficiency.

For the three months ended June 30, 2022, our capital expenditures were $70 million, including $53 million for our gathering and compression system and $17 million for our water handling facilities. For the six months ended June 30, 2022, our capital expenditures were $165 million, including $131 million for our gathering and compression system and $34 million for our water handling facilities.

Debt Agreements

See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K for information on our debt agreements.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss on settlement of asset retirement obligations, loss (gain) on asset sale and including cash distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2022	2021	2022
Net income	$80,223	79,395	163,664	159,435
Interest expense, net	43,505	45,426	86,371	89,705
Income tax expense	28,485	26,399	56,509	54,466
Depreciation expense	26,619	35,675	53,469	63,975
Amortization of customer relationships	17,668	17,668	35,336	35,336
Equity-based compensation	3,059	5,641	7,071	8,473
Impairment	—	3,702	1,379	3,702
Accretion of asset retirement obligations	114	64	233	128
Equity in earnings of unconsolidated affiliates	(21,515)	(22,824)	(42,259)	(46,056)
Distributions from unconsolidated affiliates	26,275	29,375	58,185	60,505
Loss on early extinguishment of debt	20,701	—	20,701	—
Loss on settlement of asset retirement obligations	—	539	—	539
Loss (gain) on asset sale	(135)	(32)	3,628	(150)
Adjusted EBITDA	$224,999	221,028	444,287	430,058

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At June 30, 2022, we had $581 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $3 million increase in interest expense for the six months ended June 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
April 1, 2022 – April 30, 2022	482,274	$11.28	—	$149,767,409
May 1, 2022 – May 31, 2022	—	—	—	N/A
June 1, 2022 – June 30, 2022	—	—	—	N/A
Total	482,274	$11.28	—	$149,767,409
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock units and performance share units held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended June 30, 2022, we did not make any repurchases under this program.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended June 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Brendan E. Krueger
BRENDAN E. KRUEGER
Chief Financial Officer, Treasurer and Vice President of Finance

Date:	July 27, 2022