Form 10-Q
period 2022-09-30
Antero Midstream Corp
filed 2022-10-26
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had 478,484,564 shares of common stock outstanding as of October 21, 2022.

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

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes or changes in law, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events (including the COVID-19 pandemic), cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands)

		(Unaudited)
	December 31,	September 30,
	2021	2022
Assets
Current assets:
Accounts receivable–Antero Resources	$81,197	77,301
Accounts receivable–third party	747	1,988
Income tax receivable	940	940
Other current assets	920	556
Total current assets	83,804	80,785

Property and equipment, net	3,394,746	3,508,008
Investments in unconsolidated affiliates	696,009	659,006
Customer relationships	1,356,775	1,303,771
Other assets, net	12,667	12,251
Total assets	$5,544,001	5,563,821

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,956	2,648
Accounts payable–third party	23,592	24,125
Accrued liabilities	80,838	72,952
Other current liabilities	4,623	6,657
Total current liabilities	114,009	106,382
Long-term liabilities:
Long-term debt	3,122,910	3,143,169
Deferred income tax liability	13,721	98,519
Other	6,663	3,896
Total liabilities	3,257,303	3,351,966

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2021 and September 30, 2022
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2021 and September 30, 2022	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 477,495 and 478,462 issued and outstanding as of December 31, 2021 and September 30, 2022, respectively	4,775	4,784
Additional paid-in capital	2,414,398	2,123,057
Retained earnings (accumulated deficit)	(132,475)	84,014
Total stockholders' equity	2,286,698	2,211,855
Total liabilities and stockholders' equity	$5,544,001	5,563,821

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2021	2022
Revenue:
Gathering and compression–Antero Resources	$188,716	185,640
Water handling–Antero Resources	53,511	61,411
Water handling–third party	245	1,651
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	224,804	231,034
Operating expenses:
Direct operating	39,499	46,648
General and administrative (including $3,255 and $5,553 of equity-based compensation in 2021 and 2022, respectively)	14,810	13,587
Facility idling	870	865
Depreciation	27,487	34,206
Impairment of property and equipment	203	—
Accretion of asset retirement obligations	114	50
Gain on asset sale	—	(2,092)
Total operating expenses	82,983	93,264
Operating income	141,821	137,770
Other income (expense):
Interest expense, net	(44,544)	(47,835)
Equity in earnings of unconsolidated affiliates	24,088	24,411
Total other expense	(20,456)	(23,424)
Income before income taxes	121,365	114,346
Income tax expense	(32,038)	(30,332)
Net income and comprehensive income	$89,327	84,014

Net income per share–basic	$0.19	0.18
Net income per share–diluted	$0.19	0.17

Weighted average common shares outstanding:
Basic	477,442	478,460
Diluted	479,695	480,318

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2021	2022
Revenue:
Gathering and compression–Antero Resources	$566,544	552,154
Water handling–Antero Resources	167,832	176,994
Water handling–third party	340	2,288
Amortization of customer relationships	(53,004)	(53,004)
Total revenue	681,712	678,432
Operating expenses:
Direct operating	118,368	131,959
General and administrative (including $10,326 and $14,026 of equity-based compensation in 2021 and 2022, respectively)	46,991	47,597
Facility idling	3,033	3,198
Depreciation	80,956	98,181
Impairment of property and equipment	1,582	3,702
Accretion of asset retirement obligations	347	178
Loss on settlement of asset retirement obligations	—	539
Loss (gain) on asset sale	3,628	(2,242)
Total operating expenses	254,905	283,112
Operating income	426,807	395,320
Other income (expense):
Interest expense, net	(130,915)	(137,540)
Equity in earnings of unconsolidated affiliates	66,347	70,467
Loss on early extinguishment of debt	(20,701)	—
Total other expense	(85,269)	(67,073)
Income before income taxes	341,538	328,247
Income tax expense	(88,547)	(84,798)
Net income and comprehensive income	$252,991	243,449

Net income per share–basic	$0.53	0.51
Net income per share–diluted	$0.53	0.51

Weighted average common shares outstanding:
Basic	477,196	478,144
Diluted	479,501	480,342

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

					Retained
				Additional	Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	$—	476,639	$4,766	2,877,612	(464,092)	2,418,286
Dividends to stockholders	—	—	—	(147,332)	—	(147,332)
Equity-based compensation	—	—	—	4,012	—	4,012
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	268	3	(1,544)	—	(1,541)
Net income and comprehensive income	—	—	—	—	83,441	83,441
Balance at March 31, 2021	—	476,907	4,769	2,732,748	(380,651)	2,356,866
Dividends to stockholders	—	—	—	(108,936)	—	(108,936)
Equity-based compensation	—	—	—	3,059	—	3,059
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	451	5	(2,781)	—	(2,776)
Net income and comprehensive income	—	—	—	—	80,223	80,223
Balance at June 30, 2021	—	477,358	4,774	2,624,090	(300,428)	2,328,436
Dividends to stockholders	—	—	—	(107,857)	—	(107,857)
Equity-based compensation	—	—	—	3,255	—	3,255
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	102	1	(569)	—	(568)
Net income and comprehensive income	—	—	—	—	89,327	89,327
Balance at September 30, 2021	$—	477,460	$4,775	2,518,919	(211,101)	2,312,593

Balance at December 31, 2021	$—	477,495	$4,775	2,414,398	(132,475)	2,286,698
Dividends to stockholders	—	—	—	(108,287)	—	(108,287)
Equity-based compensation	—	—	—	2,832	—	2,832
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	188	2	(1,331)	—	(1,329)
Net income and comprehensive income	—	—	—	—	80,040	80,040
Balance at March 31, 2022	—	477,683	4,777	2,307,612	(52,435)	2,259,954
Dividends to stockholders	—	—	—	(109,433)	—	(109,433)
Equity-based compensation	—	—	—	5,641	—	5,641
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	754	7	(5,445)	—	(5,438)
Net income and comprehensive income	—	—	—	—	79,395	79,395
Balance at June 30, 2022	—	478,437	4,784	2,198,375	26,960	2,230,119
Dividends to stockholders	—	—	—	(80,853)	(26,960)	(107,813)
Equity-based compensation	—	—	—	5,553	—	5,553
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	25	—	(18)	—	(18)
Net income and comprehensive income	—	—	—	—	84,014	84,014
Balance at September 30, 2022	$—	478,462	$4,784	2,123,057	84,014	2,211,855

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2022
Cash flows provided by (used in) operating activities:
Net income	$252,991	243,449
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	80,956	98,181
Accretion of asset retirement obligations	347	178
Impairment	1,582	3,702
Deferred income tax expense	88,547	84,798
Equity-based compensation	10,326	14,026
Equity in earnings of unconsolidated affiliates	(66,347)	(70,467)
Distributions from unconsolidated affiliates	87,115	90,470
Amortization of customer relationships	53,004	53,004
Amortization of deferred financing costs	4,152	4,268
Settlement of asset retirement obligations	(814)	(1,395)
Loss on settlement of asset retirement obligations	—	539
Loss (gain) on asset sale	3,628	(2,242)
Loss on early extinguishment of debt	20,701	—

Changes in assets and liabilities:
Accounts receivable–Antero Resources	(11,429)	5,596
Accounts receivable–third party	594	(822)
Income tax receivable	16,311	—
Other current assets	810	242
Accounts payable–Antero Resources	(705)	(2,006)
Accounts payable–third party	11,058	12,228
Accrued liabilities	(7,337)	(2,773)
Net cash provided by operating activities	545,490	530,976
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(120,727)	(190,407)
Additions to water handling systems	(36,221)	(45,747)
Investments in unconsolidated affiliates	(2,070)	—
Return of investment in unconsolidated affiliate	—	17,000
Cash received in asset sale	1,653	4,026
Change in other assets	—	(24)
Change in other liabilities	—	(804)
Net cash used in investing activities	(157,365)	(215,956)
Cash flows provided by (used in) financing activities:
Dividends to stockholders	(363,712)	(325,120)
Dividends to preferred stockholders	(413)	(413)
Issuance of senior notes	750,000	—
Redemption of senior notes	(667,472)	—
Payments of deferred financing costs	(9,449)	(302)
Borrowings (repayments) on bank credit facilities, net	(92,800)	17,600
Employee tax withholding for settlement of equity compensation awards	(4,885)	(6,785)
Other	(34)	—
Net cash used in financing activities	(388,765)	(315,020)
Net decrease in cash and cash equivalents	(640)	—
Cash and cash equivalents, beginning of period	640	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$132,360	130,236
Cash received during the period for income taxes	$16,913	—
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$22,675	(17,130)

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2021 and September 30, 2022, the results of the Company’s operations for the three and nine months ended September 30, 2021 and 2022, and the Company’s cash flows for the nine months ended September 30, 2021 and 2022. The Company has no items of other comprehensive income; therefore, net income is equal to comprehensive income.

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

(c)	Dividends

Preferred and common dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings were available at the close of the quarter prior to the dividend declaration date, with any excess recorded as a reduction of additional paid-in capital.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 19 years, which reflects the remaining economic life of the relationships as of September 30, 2022. The changes in the carrying amount of customer relationships were as follows (in thousands):

Customer relationships as of December 31, 2021	$1,356,775
Amortization of customer relationships	(53,004)
Customer relationships as of September 30, 2022	$1,303,771

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2022	$17,668
Year ending December 31, 2023	70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Thereafter	1,003,415
Total	$1,303,771

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and nine months ended September 30, 2021 and 2022 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $2 million and $3 million during the three months ended September 30, 2021 and 2022, respectively, and $7 million and $10 million during the nine months ended September 30, 2021 and 2022, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations, and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $8 million and $6 million during the three months ended September 30, 2021 and 2022, respectively, and $24 million and $22 million during the nine months ended September 30, 2021 and 2022, respectively.  These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation,

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

including certain equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, except costs attributable to noncash equity-based compensation.  For further information on equity-based compensation, see Note 9—Equity-Based Compensation and Cash Awards.

(5) Revenue

All of the Company’s gathering and compression revenues are derived from an operating lease agreement, and all of the Company’s water handling revenues are derived from service contracts with customers. The Company currently earns substantially all of its revenues from Antero Resources.

(a)	Gathering and Compression

Pursuant to the gathering and compression agreement with Antero Resources, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services except for acreage subject to third-party commitments or pre-existing dedications. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions. In December 2019, the Company and Antero Resources agreed to extend the initial term of the gathering and compression agreement to 2038 and established a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. Antero Resources did not earn any rebates from the Company for the three and nine months ended September 30, 2021 since Antero Resources did not achieve any volumetric targets during the first, second and third quarters of 2021. For the three and nine months ended September 30, 2022, Antero Resources earned rebates of $12 million and $36 million, respectively, from the Company by achieving the first level volumetric target during the first, second and third quarters of 2022. Upon completion of the initial contract term, the gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreement as of September 30, 2022 are as follows (in thousands):

Remainder of year ending December 31, 2022	$45,492
Year ending December 31, 2023	298,655
Year ending December 31, 2024	299,473
Year ending December 31, 2025	285,175
Year ending December 31, 2026	271,762
Thereafter	562,414
Total	$1,762,971

(b)	Water Handling

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2022	2021	2022	Reportable Segment
Type of service
Gathering—low pressure	$87,139	92,091	265,206	273,188	Gathering and Processing (1)
Gathering—low pressure rebate	—	(12,000)	—	(36,000)	Gathering and Processing (1)
Compression	49,765	52,364	147,273	155,462	Gathering and Processing (1)
Gathering—high pressure	51,812	53,185	154,065	159,504	Gathering and Processing (1)
Fresh water delivery	33,004	38,445	108,113	111,609	Water Handling
Other fluid handling	20,752	24,617	60,059	67,673	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	(27,813)	(27,814)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	(25,191)	(25,190)	Water Handling
Total	$224,804	231,034	681,712	678,432

Type of contract
Per Unit Fixed Fee	$188,716	197,640	566,544	588,154	Gathering and Processing (1)
Gathering—low pressure rebate	—	(12,000)	—	(36,000)	Gathering and Processing (1)
Per Unit Fixed Fee	33,004	38,921	108,113	112,722	Water Handling
Cost plus 3%	16,952	19,346	48,727	51,384	Water Handling
Cost of service fee	3,800	4,795	11,332	15,176	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	(27,813)	(27,814)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	(25,191)	(25,190)	Water Handling
Total	$224,804	231,034	681,712	678,432
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2021 and September 30, 2022, were $81 million and $79 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	September 30,
(in thousands)	Useful Lives	2021	2022
Land	n/a	$23,369	26,682
Gathering systems and facilities	40-50 years (1)	2,817,918	3,052,459
Permanent buried pipelines and equipment	7-20 years	582,481	602,343
Surface pipelines and equipment	1-7 years	54,542	67,520
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	2,946	2,953
Construction-in-progress	n/a	174,271	114,582
Total property and equipment		3,660,684	3,871,696
Less accumulated depreciation		(265,938)	(363,688)
Property and equipment, net		$3,394,746	3,508,008
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(b)	Subsequent Event

On October 25, 2022, the Company acquired certain Marcellus gas gathering and compression assets from Crestwood Equity Partners LP (NYSE: CEQP) for $205 million in cash, before closing adjustments, which was funded by borrowings under the Company’s Credit Facility (as defined in Note 7─Long-Term Debt). These assets include 72 miles of dry gas gathering pipelines and nine compressor stations with approximately 700 MMcf/d of compression capacity.

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2021	2022
Credit Facility (a)	$547,200	564,800
7.875% senior notes due 2026 (c)	550,000	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
5.375% senior notes due 2029 (f)	750,000	750,000
Total principal	3,147,200	3,164,800
Unamortized debt premiums	2,106	1,801
Unamortized debt issuance costs	(26,396)	(23,432)
Total long-term debt	$3,122,910	3,143,169

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility with a consortium of banks. On October 26, 2021, the Company entered into an amended and restated senior secured revolving credit facility (the “Credit Facility”). As of December 31, 2021 and September 30, 2022, the Credit Facility had lender commitments of $1.25 billion and matures on October 26,

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the Credit Facility will mature on such date. As of September 30, 2022, the Credit Facility had an available borrowing capacity of $685 million.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2021 and September 30, 2022.

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

As of December 31, 2021, the Borrower had outstanding borrowings under the Credit Facility of $547 million with a weighted average interest rate of 1.81%. As of September 30, 2022, the Borrower had outstanding borrowings under the Credit Facility of $565 million with a weighted average interest rate of 4.81%. No letters of credit under the Credit Facility were outstanding as of December 31, 2021 or September 30, 2022.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

During the three and nine months ended September 30, 2021 and 2022, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2021	2022
Capital expenditures	$24,900	19,465
Operating expenses	10,417	8,716
Interest expense	36,794	39,831
Ad valorem taxes	5,400	2,265
Other	3,327	2,675
Total accrued liabilities	$80,838	72,952

(9) Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

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

AR LTIP

Equity-based compensation expense allocated to Antero Midstream from Antero Resources was $0.3 million and $0.1 million for the three months ended September 30, 2021 and 2022, respectively, and $1.8 million and $0.4 million for the nine months ended September 30, 2021 and 2022, respectively, which includes expense related to the Converted AM RSU Awards (as defined below). For grants made prior to March 12, 2019, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of less than $0.1 million as of September 30, 2022, which includes the Converted AM RSU Awards (as defined below). A portion of this unamortized cost will be allocated to Antero Midstream as it is amortized over the remaining service period of the related awards. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

AM LTIP

The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

awards granted are established by the compensation committee of the Board of Directors (the “Board”). As of September 30, 2022, a total of 7,410,734 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2022	2021	2022
Restricted stock units (1)	$2,905	4,525	8,608	11,438
Performance share units (1)	123	833	1,036	1,938
Equity awards issued to directors	227	195	682	650
Total expense	$3,255	5,553	10,326	14,026
(1)	Amounts include equity-based compensation expense allocated to the Company by Antero Resources.

(b)	Restricted Stock Unit Awards

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

A summary of the RSU awards activity, which includes the Converted AM RSU Awards, is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2021	3,573,377	$8.11
Granted	2,750,896	11.28
Vested	(1,243,878)	8.40
Forfeited	(159,119)	9.37
Total AM LTIP RSUs awarded and unvested—September 30, 2022	4,921,276	$9.77

As of September 30, 2022, unamortized expense of $39.2 million related to the unvested RSUs, which includes less than $0.1 million related to the Converted AM RSU Awards, is expected to be recognized over a weighted average period of approximately 2.4 years. The Company’s proportionate share of the Converted AM RSU Awards will be allocated to it as it is recognized.

(c)	Performance Share Unit Awards

2019 Performance Share Unit Awards

In 2019, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“2019 ROIC PSUs”). The number of shares of the Company’s common stock that could be earned with respect to the 2019 ROIC PSUs ranged from zero to 200% of the target number of 2019 ROIC PSUs originally granted. During the second quarter of 2022, the performance condition for the 2019 ROIC PSUs was met at 200% of target and 137,712 target 2019 ROIC PSUs converted into 275,424 shares of the Company’s common stock. As of September 30, 2022, there were no 2019 ROIC PSUs outstanding.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2022 Performance Share Unit Awards

In April 2022, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2024 as compared to a targeted ROIC (“2022 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2022 ROIC PSUs ranges from zero to 200% of the target number of 2022 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2022 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2022 ROIC PSU awards was probable as of September 30, 2022.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2021	116,526	$6.32
Granted	461,121	11.05
Vested (1)	(137,712)	6.32
Forfeited	—	—
Total AM LTIP PSUs awarded and unvested—September 30, 2022	439,935	$11.28
(1)	The performance condition for these vested PSUs was met at 200% of target and as such, they converted into 275,424 shares of the Company’s common stock during the second quarter of 2022.

As of September 30, 2022, unamortized expense of $8.4 million related to unvested PSUs is expected to be recognized over a weighted average period of approximately 2.5 years.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2021 and September 30, 2022, the Company has recorded $1.1 million and $0.5 million, respectively, in other liabilities in the condensed consolidated balance sheets related to unvested cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2020	February 3, 2021	February 11, 2021	$147,194	$0.3075
*	February 16, 2021	February 16, 2021	138	*
Q1 2021	April 28, 2021	May 12, 2021	108,799	0.2250
*	May 17, 2021	May 17, 2021	137	*
Q2 2021	July 28, 2021	August 11, 2021	107,719	0.2250
*	August 16, 2021	August 16, 2021	138	*
Q3 2021	October 27, 2021	November 10, 2021	107,459	0.2250
*	November 15, 2021	November 15, 2021	137	*
	Total 2021		$471,721

Q4 2021	January 26, 2022	February 9, 2022	$108,149	$0.2250
*	February 14, 2022	February 14, 2022	138	*
Q1 2022	April 27, 2022	May 11, 2022	109,296	0.2250
*	May 16, 2022	May 16, 2022	137	*
Q2 2022	July 27, 2022	August 10, 2022	107,675	0.2250
*	August 15, 2022	August 15, 2022	138	*
	Total 2022		$325,533
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Earnings Per Common Share.

On October 12, 2022, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended September 30, 2022. The dividend will be payable on November 9, 2022 to stockholders of record as of October 26, 2022. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream to be paid on November 14, 2022 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Earnings Per Common Share. As of September 30, 2022, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

(b)	Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2022	2021	2022
Basic weighted average number of shares outstanding	477,442	478,460	477,196	478,144
Add: Dilutive effect of RSUs	1,093	769	1,113	1,003
Add: Dilutive effect of PSUs	200	—	232	106
Add: Dilutive effect of Series A Preferred Stock	960	1,089	960	1,089
Diluted weighted average number of shares outstanding	479,695	480,318	479,501	480,342

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
RSUs	235	2,685	283	1,662
PSUs	—	880	—	545
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2021	2022	2021	2022
Net income	$89,327	84,014	252,991	243,449
Less preferred stock dividends	(138)	(138)	(413)	(413)
Net income available to common shareholders	$89,189	83,876	252,578	243,036

Net income per share–basic	$0.19	0.18	0.53	0.51
Net income per share–diluted	$0.19	0.17	0.53	0.51

Weighted average common shares outstanding–basic	477,442	478,460	477,196	478,144
Weighted average common shares outstanding–diluted	479,695	480,318	479,501	480,342

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2021		September 30, 2022
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$604,450	544,294	551,430	545,128
2027 Notes	672,750	645,970	601,120	646,444
2028 Notes	680,225	643,902	591,500	644,554
2029 Notes	783,750	741,544	657,375	742,243
Total	$2,741,175	2,575,710	2,401,425	2,578,369
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.
(b)	Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2021 and September 30, 2022 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2021 and September 30, 2022 approximated fair value because the variable interest rates are reflective of current market conditions.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
		MarkWest	in Unconsolidated
(in thousands)	Stonewall	Joint Venture	Affiliates
Balance as of December 31, 2021	$130,572	565,437	696,009
Equity in earnings of unconsolidated affiliates (1)	5,367	65,100	70,467
Distributions from unconsolidated affiliates	(9,000)	(81,470)	(90,470)
Return of investment in unconsolidated affiliate	—	(17,000)	(17,000)
Balance as of September 30, 2022	$126,939	532,067	659,006
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of March 12, 2019.

(14) Reportable Segments

(a)	Summary of Reportable Segments

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended September 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$188,716	53,511	—	242,227
Revenue–third-party	—	245	—	245
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	179,445	45,359	—	224,804
Operating expenses:
Direct operating	16,161	23,338	—	39,499
General and administrative	9,076	4,554	1,180	14,810
Facility idling	—	870	—	870
Depreciation	15,151	12,336	—	27,487
Impairment of property and equipment	—	203	—	203
Accretion of asset retirement obligations	—	114	—	114
Total operating expenses	40,388	41,415	1,180	82,983
Operating income	$139,057	3,944	(1,180)	141,821

Equity in earnings of unconsolidated affiliates	$24,088	—	—	24,088
Additions to property and equipment	$69,069	13,514	—	82,583

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Three Months Ended September 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$185,640	61,411	—	247,051
Revenue–third-party	—	1,651	—	1,651
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	176,369	54,665	—	231,034
Operating expenses:
Direct operating	19,813	26,835	—	46,648
General and administrative	9,890	2,425	1,272	13,587
Facility idling	—	865	—	865
Depreciation	21,177	13,029	—	34,206
Accretion of asset retirement obligations	—	50	—	50
Gain on asset sale	(2,056)	(36)	—	(2,092)
Total operating expenses	48,824	43,168	1,272	93,264
Operating income	$127,545	11,497	(1,272)	137,770

Equity in earnings of unconsolidated affiliates	$24,411	—	—	24,411
Additions to property and equipment, net	$58,742	15,378	—	74,120

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$566,544	167,832	—	734,376
Revenue–third-party	—	340	—	340
Amortization of customer relationships	(27,813)	(25,191)	—	(53,004)
Total revenues	538,731	142,981	—	681,712
Operating expenses:
Direct operating	50,409	67,959	—	118,368
General and administrative	26,459	17,107	3,425	46,991
Facility idling	—	3,033	—	3,033
Depreciation	44,268	36,688	—	80,956
Impairment of property and equipment	1,218	364	—	1,582
Accretion of asset retirement obligations	—	347	—	347
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	125,982	125,498	3,425	254,905
Operating income	$412,749	17,483	(3,425)	426,807

Equity in earnings of unconsolidated affiliates	$66,347	—	—	66,347
Additions to property and equipment	$120,727	36,221	—	156,948

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Nine Months Ended September 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$552,154	176,994	—	729,148
Revenue–third-party	—	2,288	—	2,288
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	524,340	154,092	—	678,432
Operating expenses:
Direct operating	56,338	75,621	—	131,959
General and administrative	30,081	13,015	4,501	47,597
Facility idling	—	3,198	—	3,198
Depreciation	59,838	38,343	—	98,181
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	178	—	178
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(2,119)	(123)	—	(2,242)
Total operating expenses	145,268	133,343	4,501	283,112
Operating income	$379,072	20,749	(4,501)	395,320

Equity in earnings of unconsolidated affiliates	$70,467	—	—	70,467
Additions to property and equipment, net	$190,407	45,747	—	236,154

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The summarized total assets of the Company’s reportable segments are as follows:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2021	2022
Gathering and Processing	$4,450,939	4,489,750
Water Handling	1,092,122	1,073,000
Unallocated (1)	940	1,071
Total assets	$5,544,001	5,563,821
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Marcellus Bolt-On Acquisition

On October 25, 2022, we acquired certain Marcellus gas gathering and compression assets from Crestwood Equity Partners LP (NYSE: CEQP) (“Crestwood”) for $205 million in cash, before closing adjustments, which was funded by borrowings under our senior secured revolving credit facility (“Credit Facility”). These assets include 72 miles of dry gas gathering pipelines and nine compressor stations with approximately 700 MMcf/d of compression capacity. Current throughput of the assets is approximately 200 MMcf/d, resulting in significant available capacity for growth.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil have increased significantly during the nine months ended September 30, 2022 as compared to same period of 2021. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling service throughput, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, to the extent Antero Resources maintains a maintenance capital program as it has done in recent years, we do not expect to experience substantial variability in our throughput volumes resulting from volatile commodity prices.

Growth Incentive Fee Program with Antero Resources

Our gathering and compression agreement with Antero Resources includes a growth incentive fee program whereby we agreed to provide quarterly fee reductions to Antero Resources through 2023, contingent upon Antero Resources achieving volumetric growth targets on low pressure gathering. Antero Resources’ throughput on the assets acquired from Crestwood will be gathered under an existing agreement that will not be considered in the low pressure gathering rebate volumes with Antero Resources. If actual low pressure volumes are below the lowest threshold for the respective period, Antero Resources will not earn a reduction in low pressure gathering fees.

The following table summarizes the remaining low pressure gathering growth incentive targets through 2023:

	Low Pressure Gathering	Quarterly Fee
	Volume Growth Incentive	Reduction
	Targets (MMcf/d)	(in millions)
Threshold 1	>2,900 and <3,150	$12.0
Threshold 2	>3,150 and <3,400	$15.5
Threshold 3	>3,400	$19.0

During the three months ended September 30, 2022, Antero Resources delivered low pressure gathering volumes of 2,952 MMcf/d and as a result, earned a quarterly fee reduction of $12 million during the period. During the nine months ended September 30, 2022, Antero Resources earned an aggregate of $36 million in fee reductions. Antero Resources did not earn any quarterly fee reductions during the three and nine months ended September 30, 2021.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. For example, the BLS Consumer Price Index (“CPI”) for all urban consumers increased 8% from September 2021 to September 2022 as compared to the average annual increase of 3% over the previous 10 years. Despite inflationary pressures, our 2022 capital budget remains unchanged as of September 30, 2022. See “—Capital Resources and Liquidity—2022 Capital Investment” for more information. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis.

The global economy also continues to be impacted by the effects of the COVID-19 pandemic and global events, among other factors. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions on Russia and other global trade restrictions, among others. However, neither our nor Antero Resources’ supply chain has experienced any significant interruptions due to the COVID-19 pandemic or global supply and demand imbalances.

Inflationary pressures and supply chain disruptions could result in increases to our operating and capital costs that are not fixed or renegotiation of contracts and/or supply agreements, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

COVID-19 Pandemic

We have continued to operate throughout the COVID-19 pandemic, in some cases subject to federal, state and local regulations, and we are taking steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations and offices, and these protocols have not impacted Antero Resources’ production, our throughput or our business activities. During the third quarter of 2022, we transitioned from a hybrid working arrangement for non-field level employees, which involved a combination of in-office and remote work-from-home arrangements, to an in-office working arrangement for all non-field level employees. We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. We continue to monitor the COVID-19 environment in order to protect the health and safety of our employees.

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

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2022

The operating results of our reportable segments are as follows:

	Three Months Ended September 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$188,716	53,511	—	242,227
Revenue–third-party	—	245	—	245
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	179,445	45,359	—	224,804
Operating expenses:
Direct operating	16,161	23,338	—	39,499
General and administrative (excluding equity-based compensation)	6,533	4,069	953	11,555
Equity-based compensation	2,543	485	227	3,255
Facility idling	—	870	—	870
Depreciation	15,151	12,336	—	27,487
Impairment of property and equipment	—	203	—	203
Accretion of asset retirement obligations	—	114	—	114
Total operating expenses	40,388	41,415	1,180	82,983
Operating income	139,057	3,944	(1,180)	141,821
Other income (expense):
Interest expense, net	—	—	(44,544)	(44,544)
Equity in earnings of unconsolidated affiliates	24,088	—	—	24,088
Total other income (expense)	24,088	—	(44,544)	(20,456)
Income before income taxes	163,145	3,944	(45,724)	121,365
Income tax expense	—	—	(32,038)	(32,038)
Net income and comprehensive income	$163,145	3,944	(77,762)	89,327

Adjusted EBITDA (2)				$219,478
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Three Months Ended September 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$197,640	61,411	—	259,051
Revenue–third-party	—	1,651	—	1,651
Gathering—low pressure rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	176,369	54,665	—	231,034
Operating expenses:
Direct operating	19,813	26,835	—	46,648
General and administrative (excluding equity-based compensation)	5,657	1,300	1,077	8,034
Equity-based compensation	4,233	1,125	195	5,553
Facility idling	—	865	—	865
Depreciation	21,177	13,029	—	34,206
Accretion of asset retirement obligations	—	50	—	50
Gain on asset sale	(2,056)	(36)	—	(2,092)
Total operating expenses	48,824	43,168	1,272	93,264
Operating income	127,545	11,497	(1,272)	137,770
Other income (expense):
Interest expense, net	—	—	(47,835)	(47,835)
Equity in earnings of unconsolidated affiliates	24,411	—	—	24,411
Total other income (expense)	24,411	—	(47,835)	(23,424)
Income before income taxes	151,956	11,497	(49,107)	114,346
Income tax expense	—	—	(30,332)	(30,332)
Net income and comprehensive income	$151,956	11,497	(79,439)	84,014

Adjusted EBITDA (2)				$223,120
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Three Months Ended		Amount of
	September 30,		Increase	Percentage
	2021	2022	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	264,999	271,569	6,570	2%
Compression (MMcf)	251,555	257,025	5,470	2%
Gathering—high pressure (MMcf)	258,585	257,757	(828)	*
Fresh water delivery (MBbl)	8,335	9,515	1,180	14%
Other fluid handling (MBbl)	4,325	5,280	955	22%
Wells serviced by fresh water delivery	18	18	—	*
Gathering—low pressure (MMcf/d)	2,880	2,952	72	3%
Compression (MMcf/d)	2,734	2,794	60	2%
Gathering—high pressure (MMcf/d)	2,811	2,802	(9)	*
Fresh water delivery (MBbl/d)	91	103	12	13%
Other fluid handling (MBbl/d)	47	57	10	21%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.34	0.01	3%
Average compression fee ($/Mcf)	$0.20	0.21	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.20	0.21	0.01	3%
Average fresh water delivery fee ($/Bbl)	$3.96	4.04	0.08	2%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	141,580	135,611	(5,969)	(4)%
Fractionation—Joint Venture (MBbl)	3,408	3,287	(121)	(4)%
Processing—Joint Venture (MMcf/d)	1,539	1,474	(65)	(4)%
Fractionation—Joint Venture (MBbl/d)	37	36	(1)	(3)%
*	Not meaningful or applicable.

Revenues. Total revenues increased by 3%, from $225 million, including amortization of customer relationships of $18 million, for the three months ended September 30, 2021, to $231 million, including amortization of customer relationships of $18 million, for the three months ended September 30, 2022. Gathering and processing revenues decreased by 2%, from $180 million for the three months ended September 30, 2021 to $176 million for the three months ended September 30, 2022. Water handling revenues increased by 21%, from $45 million for the three months ended September 30, 2021 to $55 million for the three months ended September 30, 2022. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue decreased $7 million period over period primarily due to $12 million in higher rebates to Antero Resources during the three months ended September 30, 2022. Low pressure gathering volumes increased between periods primarily as a result of 70 additional wells being connected to our system since September 30, 2021.
●	Compression revenue increased $3 million period over period primarily due to a 3% increase in the compression rate as a result of the annual CPI-based adjustment and increased throughput volumes of 5 Bcf, or 60 MMcf/d. Compression volumes increased between periods primarily due to (i) 70 additional wells being connected to our system since September 30, 2021, (ii) one compressor that came online in the fourth quarter of 2021 and (iii) one compressor that came online during the second quarter of 2022.

●	High pressure gathering revenue increased $1 million period over period primarily due to a 3% increase in the high pressure gathering rate as a result of the annual CPI-based adjustment. High pressure gathering volumes decreased slightly period over period by 1 Bcf, or 9 MMcf/d due to higher production from Antero Resources that was attributable to third-party high pressure gathering acreage dedications, offset by 70 additional wells being connected to our system since September 30, 2021.

Water Handling

●	Fresh water delivery revenue increased $5 million period over period primarily due to (i) increased fresh water volumes of 1 MMBbl or 12 MBbl/d and (ii) a 3% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment.

●	Other fluid handling services revenue increased $4 million period over period primarily due to (i) increased rates on our wastewater handling, blending and high-rate transfer services during the three months ended September 30, 2022 and (ii) higher other fluid handling volumes between periods.

Direct operating expenses. Total direct operating expenses increased by 18%, from $39 million for the three months ended September 30, 2021 to $47 million for the three months ended September 30, 2022. Gathering and processing direct operating expenses increased by 23%, from $16 million for the three months ended September 30, 2021 to $20 million for the three months ended September 30, 2022 primarily due to (i) higher throughput volumes between periods, (ii) two compressors that came online between periods and (iii) higher chemical, fuel, labor and heavy maintenance expense. Water handling direct operating expenses increased by 15%, from $23 million for the three months ended September 30, 2021 to $27 million for the three months ended September 30, 2022 primarily due to the increase in cost plus 3% service costs, including higher fuel expense, and higher fresh water and blending volumes between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 30%, from $12 million for the three months ended September 30, 2021 to $8 million for three months ended September 30, 2022 primarily due to (i) lower costs allocated to us from Antero Resources  and (ii) lower legal costs associated with the Veolia legal matter between periods. See “Item 1. Legal Proceedings” below for additional information.

Equity-based compensation expenses. Equity-based compensation expenses increased by 71%, from $3 million for the three months ended September 30, 2021 to $5 million for the three months ended September 30, 2022 primarily due to an increase in the annual equity awards granted during the second quarter of 2022 as compared to prior years.

Facility idling expenses. Facility idling expenses remained consistent at $1 million for the three months ended September 30, 2021 and 2022.

Depreciation expense. Total depreciation expense increased by 24% from $27 million for the three months ended September 30, 2021 to $34 million for the three months ended September 30, 2022. This increase is primarily a result of a phased early retirement of an underutilized compressor station beginning in the second quarter of 2022 through the first half of 2023, which allows us to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and (ii) contribute to a new compressor station. There are certain costs associated with the underutilized compressor station that cannot be relocated or reused that will be depreciated over the remaining period of use. During the three months ended September 30, 2022, we recognized depreciation expense associated with assets that are subject to early retirement in the future of $5 million.

Gain on asset sale. There were no asset sales during the three months ended September 30, 2021. Gain on asset sale of $2 million for the three months ended September 30, 2022 was primarily due to (i) the sale of four compressor engines and (ii) reimbursement of certain cancelled project costs.

Interest expense. Interest expense increased by 7%, from $45 million for the three months ended September 30, 2021 to $48 million for the three months ended September 30, 2022 primarily due to the increased interest rates on our Credit Facility as a result of higher benchmark rates during the three months ended September 30, 2022 and higher Credit Facility borrowings between periods.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates remained consistent at $24 million for the three months ended September 30, 2021 and 2022 primarily due to higher Joint Venture earnings as a result of annual CPI-based adjustments for processing and fractionation fees, partially offset by lower processed volumes at the Joint Venture between periods.

Income tax expense. Income tax expense for the three months ended September 30, 2021 and 2022 was $32 million and $30 million, respectively, which reflects effective tax rates of 26.4% and 26.5%, respectively.

Net income. Net income decreased by 6%, from $89 million for the three months ended September 30, 2021 to $84 million for the three months ended September 30, 2022. The decrease was primarily due to decreased low pressure gathering revenues, higher direct operating costs and higher depreciation expense between periods, partially offset higher compression, high pressure gathering and water handling revenues.

Adjusted EBITDA. Adjusted EBITDA increased by 2%, from $219 million for the three months ended September 30, 2021 to $223 million for the three months ended September 30, 2022. The increase was primarily due to higher compression, high pressure gathering and water handling revenues and lower general and administrative costs between periods, partially offset by decreased low pressure gathering revenues and higher direct operating costs between periods. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2022

The operating results of our reportable segments are as follows:

	Nine Months Ended September 30, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$566,544	167,832	—	734,376
Revenue–third-party	—	340	—	340
Amortization of customer relationships	(27,813)	(25,191)	—	(53,004)
Total revenues	538,731	142,981	—	681,712
Operating expenses:
Direct operating	50,409	67,959	—	118,368
General and administrative (excluding equity-based compensation)	18,869	15,053	2,743	36,665
Equity-based compensation	7,590	2,054	682	10,326
Facility idling	—	3,033	—	3,033
Depreciation	44,268	36,688	—	80,956
Impairment of property and equipment	1,218	364	—	1,582
Accretion of asset retirement obligations	—	347	—	347
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	125,982	125,498	3,425	254,905
Operating income	412,749	17,483	(3,425)	426,807
Other income (expense):
Interest expense, net	—	—	(130,915)	(130,915)
Equity in earnings of unconsolidated affiliates	66,347	—	—	66,347
Loss on early extinguishment of debt	—	—	(20,701)	(20,701)
Total other income (expense)	66,347	—	(151,616)	(85,269)
Income before income taxes	479,096	17,483	(155,041)	341,538
Income tax expense	—	—	(88,547)	(88,547)
Net income and comprehensive income	$479,096	17,483	(243,588)	252,991

Adjusted EBITDA (2)				$663,765
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Nine Months Ended September 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$588,154	176,994	—	765,148
Revenue–third-party	—	2,288	—	2,288
Gathering—low pressure rebate	(36,000)	—	—	(36,000)
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	524,340	154,092	—	678,432
Operating expenses:
Direct operating	56,338	75,621	—	131,959
General and administrative (excluding equity-based compensation)	19,490	10,230	3,851	33,571
Equity-based compensation	10,591	2,785	650	14,026
Facility idling	—	3,198	—	3,198
Depreciation	59,838	38,343	—	98,181
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	178	—	178
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(2,119)	(123)	—	(2,242)
Total operating expenses	145,268	133,343	4,501	283,112
Operating income	379,072	20,749	(4,501)	395,320
Other income (expense):
Interest expense, net	—	—	(137,540)	(137,540)
Equity in earnings of unconsolidated affiliates	70,467	—	—	70,467
Total other income (expense)	70,467	—	(137,540)	(67,073)
Income before income taxes	449,539	20,749	(142,041)	328,247
Income tax expense	—	—	(84,798)	(84,798)
Net income and comprehensive income	$449,539	20,749	(226,839)	243,449

Adjusted EBITDA (2)				$653,178
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Nine Months Ended		Amount of
	September 30,		Increase	Percentage
	2021	2022	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	787,993	805,598	17,605	2%
Compression (MMcf)	744,798	763,143	18,345	2%
Gathering—high pressure (MMcf)	768,869	773,336	4,467	1%
Fresh water delivery (MBbl)	27,234	27,437	203	1%
Other fluid handling (MBbl)	12,657	14,182	1,525	12%
Wells serviced by fresh water delivery	59	54	(5)	(8)%
Gathering—low pressure (MMcf/d)	2,886	2,951	65	2%
Compression (MMcf/d)	2,728	2,795	67	2%
Gathering—high pressure (MMcf/d)	2,816	2,833	17	1%
Fresh water delivery (MBbl/d)	100	101	1	1%
Other fluid handling (MBbl/d)	46	52	6	13%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.33	0.34	0.01	3%
Average compression fee ($/Mcf)	$0.20	0.21	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.20	0.21	0.01	3%
Average fresh water delivery fee ($/Bbl)	$3.97	4.07	0.10	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	402,030	404,517	2,487	1%
Fractionation—Joint Venture (MBbl)	10,256	9,732	(524)	(5)%
Processing—Joint Venture (MMcf/d)	1,473	1,482	9	1%
Fractionation—Joint Venture (MBbl/d)	38	36	(2)	(5)%
*	Not meaningful or applicable.

Revenues. Total revenues decreased by 1%, from $682 million, including amortization of customer relationships of $53 million, for the nine months ended September 30, 2021, to $678 million, including amortization of customer relationships of $53 million, for the nine months ended September 30, 2022. Gathering and processing revenues decreased by 3%, from $539 million for the nine months ended September 30, 2021 to $524 million for the nine months ended September 30, 2022. Water handling revenues increased by 8%, from $143 million for the nine months ended September 30, 2021 to $154 million for the nine months ended September 30, 2022. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue decreased $28 million period over period primarily due to the $36 million rebate earned by Antero Resources during the nine months ended September 30, 2022, partially offset by increased throughput volumes of 18 Bcf, or 65 MMcf/d, and a 3% increase in the low pressure gathering rate as a result of the annual CPI-based adjustment. Low pressure gathering volumes increased between periods primarily due to 70 additional wells being connected to our system since September 30, 2021.
●	Compression revenue increased $8 million period over period primarily due to increased throughput volumes of 18 Bcf, or 67 MMcf/d, and a 3% increase in the compression rate as a result of the annual CPI-based adjustment. Compression volumes increased between periods primarily due to (i) 70 additional wells being connected to our system since September 30, 2021, (ii) one compressor that came online in the fourth quarter of 2021 and (iii) one compressor that came online during the second quarter of 2022.
●	High pressure gathering revenue increased $5 million period over period due to increased throughput volumes of 4 Bcf, or 17 MMcf/d, and a 3% increase to the high pressure gathering rate as a result of the annual CPI-based adjustment. The high pressure gathering volumes increased period over period primarily due to 70 additional wells being connected to our system since September 30, 2021.

Water Handling

●	Fresh water delivery revenue increased $3 million period over period primarily due to a 3% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment.
●	Other fluid handling services revenue increased $8 million period over period primarily due to (i) increased rates on our wastewater handling, blending and high-rate transfer services during the nine months ended September 30, 2022 and (ii) higher other fluid handling volumes between periods.

Direct operating expenses. Total direct operating expenses increased by 11%, from $118 million for the nine months ended September 30, 2021 to $132 million for the nine months ended September 30, 2022. Gathering and processing direct operating expenses increased by 12%, from $50 million for the nine months ended September 30, 2021 to $56 million for the nine months ended September 30, 2022 primarily due to (i) higher throughput volumes between periods, (ii) two compressors that came online between periods and (iii) higher chemical, labor, fuel and heavy maintenance expense. Water handling direct operating expenses increased by 11%, from $68 million for the nine months ended September 30, 2021 to $76 million for the nine months ended September 30, 2022 primarily due to the higher water blending volumes between periods and higher fresh water deliveries in the Utica for Antero Resources’ development program between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 8%, from $37 million for the nine months ended September 30, 2021 to $34 million for nine months ended September 30, 2022 primarily due to (i) lower costs allocated to us from Antero Resources and (ii) lower legal costs associated with the Veolia legal matter between periods. See “Item 1. Legal Proceedings” below for additional information.

Equity-based compensation expenses. Equity-based compensation expenses increased by 36%, from $10 million for the nine months ended September 30, 2021 to $14 million for the nine months ended September 30, 2022 primarily due to an increase in the annual equity awards granted during the second quarter of 2022 as compared to prior years.

Facility idling expenses. Facility idling expenses remained consistent at $3 million for the nine months ended September 30, 2021 and 2022.

Depreciation expense. Total depreciation expense increased by 21%, from $81 million for the nine months ended September 30, 2021 to $98 million for the nine months ended September 30, 2022. This increase is primarily a result of a phased early retirement of an underutilized compressor station beginning in the second quarter of 2022 through the first half of 2023, which allows us to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and (ii) contribute to a new compressor station. There are certain costs associated with the underutilized compressor station that cannot be relocated or reused that will be depreciated over the remaining period of use. During the nine months ended September 30, 2022, we recognized depreciation expense associated with assets that were retired early during the period and assets that are subject to early retirement in the future of $5 million and $6 million, respectively.

Impairment of property and equipment expense. Impairment of property and equipment expense of $2 million for the nine months ended September 30, 2021 was primarily a lower of cost or net realizable value adjustment for pipe inventory. Impairments of property and equipment expense of $4 million during the nine months ended September 30, 2022 was primarily due to (i) a write-down of the Clearwater Facility related to the retirement obligation for the facility and (ii) cancelled projects.

Loss (gain) on asset sale. Loss on asset sale of $4 million for the nine months ended September 30, 2021 primarily relates to the sale of excess pipe inventory during the period. Gain on asset sale for the nine months ended September 30, 2022 primarily relates to (i) the sale of four compressor engines, (ii) reimbursement of certain cancelled project costs and (iii) sale of miscellaneous equipment and excess pipe inventory.

Interest expense. Interest expense increased by 5%, from $131 million for the nine months ended September 30, 2021 to $138 million for the nine months ended September 30, 2022 primarily due to the issuance of $750 million of 2029 Notes on June 8, 2021 and increased interest rates on our Credit Facility due to higher benchmark rates during the nine months ended September 30, 2022, partially offset by the redemption of all $650 million of the 2024 Notes on June 8, 2021 and lower borrowings on our Credit Facility between periods.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 6%, from $66 million for the nine months ended September 30, 2021 to $70 million for the nine months ended September 30, 2022 primarily due to an increase in processed volumes at the Joint Venture between periods, including one new Joint Venture processing plant with nameplate capacity of 200 MMcf/d being placed in service during July 2021, as well as higher processing and fractionation fees due to annual CPI-based adjustments.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the nine months ended September 30, 2021 of $21 million relates to the redemption of all $650 million principal amount of the 2024 Notes at a premium to par of $17 million as well as the write-off of $6 million of unamortized deferred financing costs, partially offset by $2 million of unamortized premium. There was no loss on early extinguishment of debt for the nine months ended September 30, 2022.

Income tax expense. Income tax expense remained relatively consistent for the nine months ended September 30, 2021 and 2022 at $89 million and $85 million, respectively, which reflects effective tax rates of 25.9% and 25.8%, respectively.

Net income. Net income decreased by 4%, from $253 million for the nine months ended September 30, 2021 to $243 million for the nine months ended September 30, 2022 primarily due to (i) a decrease in low pressure gathering revenues, (ii) higher direct operating expenses, (iii) higher depreciation expense and (iv) higher interest expense, partially offset by higher equity in earnings of unconsolidated affiliates and increased compression, high pressure gathering and water handling revenues. In addition, the nine months ended September 30, 2021 included a loss on early extinguishment of debt for the redemption of the 2024 Notes, and there was no loss on early extinguishment of debt during the nine months ended September 30, 2022.

Adjusted EBITDA. Adjusted EBITDA decreased by 2%, from $664 million for the nine months ended September 30, 2021 to $653 million for the nine months ended September 30, 2022. The decrease between periods was primarily due to a decrease in low pressure gathering revenues and higher direct operating expenses, partially offset by higher other fluid handling and fresh water delivery revenues and lower general and administrative costs, excluding equity-based compensation expense. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flows and available borrowings under our Credit Facility and capital market transactions. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash dividends and share repurchases under our share repurchases program for at least the next 12 months.

Our Board of Directors (the “Board”) declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended September 30, 2022. The dividend will be payable on November 9, 2022 to stockholders of record as of October 26, 2022. Our Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock, which will be paid on November 14, 2022 in accordance with their terms, which are discussed in Note 11—Equity and Earnings Per Common Share. As of September 30, 2022, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

On October 25, 2022, we acquired certain Marcellus gas gathering and compression assets from Crestwood for $205 million in cash, before closing adjustments, which was funded by borrowings under our Credit Facility. See “—Marcellus Bolt-On Acquisition” for more information.

As of September 30, 2022, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2022:

	Nine Months Ended September 30,
(in thousands)	2021	2022
Net cash provided by operating activities	$545,490	530,976
Net cash used in investing activities	(157,365)	(215,956)
Net cash used in financing activities	(388,765)	(315,020)
Net decrease in cash and cash equivalents	$(640)	—

Operating Activities. Net cash provided by operating activities was $545 million and $531 million for the nine months ended September 30, 2021 and 2022, respectively. The decrease in cash flows provided by operations between periods was primarily the result of decreased low pressure gathering revenues and higher direct operating expenses, partially offset by changes in working capital, excluding income tax receivable, and higher other fluid handling and fresh water delivery revenues between periods. Additionally, we received income tax refunds during the nine months ended September 30, 2021 of $17 million from certain net operating loss carryback provisions included in the Coronavirus Aid, Relief, and Economic Security Act that was enacted in March 2020. We did not receive any income tax refunds during the nine months ended September 30, 2022.

Investing Activities. Net cash flows used in investing activities was $157 million and $216 million for the nine months ended September 30, 2021 and 2022, respectively. The increase in cash flows used in investing activities between periods was primarily due to a $70 million increase in capital spending for expansion of our gathering system and a $10 million increase in capital spending for expansion of our water handling system, partially offset by a $17 million return of capital distribution from the Joint Venture for a processing plant held in inventory that was sold by the Joint Venture during the third quarter of 2022 and a $2 million increase in asset sale proceeds between periods.

Financing Activities. Net cash used in financing activities was $389 million and $315 million for the nine months ended September 30, 2021 and 2022, respectively. The decrease in cash flows used in financing activities between periods was primarily due to no redemptions of our senior notes or net repayments on our Credit Facility, and reduced dividends to stockholders of $39 million. During the nine months ended September 30, 2021, we issued $750 million principal amount of 2029 Notes, redeemed $650 million principal amount of 2024 Notes at 102.688% of par and repaid $93 million on our Credit Facility. During the nine months ended September 30, 2022, we incurred net borrowings of $18 million on our Credit Facility.

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

For the three months ended September 30, 2022, our capital expenditures were $37 million, including $41 million for our gathering and compression system and $13 million for our water handling facilities, partially offset by a $17 million return of capital from the Joint Venture for a processing plant held in inventory that was sold by the Joint Venture during the third quarter of 2022. For the nine months ended September 30, 2022, our capital expenditures were $202 million, including $172 million for our gathering and compression system and $47 million for our water handling facilities, partially offset by a $17 million return of capital distribution from the Joint Venture for a processing plant held in inventory that was sold by the Joint Venture during the third quarter of 2022.

Debt Agreements

See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2021 Form 10-K for information on our debt agreements.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss on early extinguishment of debt, loss on settlement of asset retirement obligations, loss (gain) on asset sale and including distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2022	2021	2022
Net income	$89,327	84,014	252,991	243,449
Interest expense, net	44,544	47,835	130,915	137,540
Income tax expense	32,038	30,332	88,547	84,798
Depreciation expense	27,487	34,206	80,956	98,181
Amortization of customer relationships	17,668	17,668	53,004	53,004
Equity-based compensation	3,255	5,553	10,326	14,026
Impairment	203	—	1,582	3,702
Accretion of asset retirement obligations	114	50	347	178
Equity in earnings of unconsolidated affiliates	(24,088)	(24,411)	(66,347)	(70,467)
Distributions from unconsolidated affiliates	28,930	29,965	87,115	90,470
Loss on early extinguishment of debt	—	—	20,701	—
Loss on settlement of asset retirement obligations	—	—	—	539
Loss (gain) on asset sale	—	(2,092)	3,628	(2,242)
Adjusted EBITDA	$219,478	223,120	663,765	653,178

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At September 30, 2022, we had $565 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $4 million increase in interest expense for the nine months ended September 30, 2022.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
July 1, 2022 – July 31, 2022	1,965	$9.26	—	$149,767,409
August 1, 2022 – August 31, 2022	—	—	—	N/A
September 1, 2022 – September 30, 2022	—	—	—	N/A
Total	1,965	$9.26	—	$149,767,409
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of restricted stock units held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended September 30, 2022, we did not make any repurchases under this program.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended September 30, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Brendan E. Krueger
BRENDAN E. KRUEGER
Chief Financial Officer, Treasurer and Vice President of Finance

Date:	October 26, 2022