Form 10-K
period 2022-12-31
Antero Midstream Corp
filed 2023-02-15
CIK 1623925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ⌧ No

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.0 billion based on the $9.05 per share closing price of Antero Midstream Corporation’s common stock as reported on that day on the New York Stock Exchange.

The registrant had 478,613,386 shares of common stock outstanding as of February 10, 2023.

Documents incorporated by reference:  Portions of the registrant’s proxy statement for its annual meeting of stockholders to be filed pursuant to Regulation 14A within 120 days after the registrant’s fiscal year end are incorporated by reference into Part III of this Annual Report on Form 10-K.

GLOSSARY OF COMMONLY USED TERMS

The following are abbreviations and definitions of certain terms used in this document, some of which are commonly used in the midstream oil and gas industry:

“ASC.” Accounting Standards Codification.

“ASU.” Accounting Standards Update.

“Antero Midstream Partners.” Antero Midstream Partners LP.

“Antero Resources.” Antero Resources Corporation.

“Antero Treatment.” Antero Treatment LLC.

“Antero Water.” Antero Water LLC.

“Bbl.” One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, NGLs or water.

“Bbl/d.” Bbl per day.

“Bcf.” One billion cubic feet of natural gas.

“Bcf/d.” Bcf per day.

“Bcfe.” One billion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six thousand cubic feet of natural gas.

“Bcfe/d.” Bcfe per day.

“CPI.” Consumer Price Index.

“Credit Facility.” Collectively, the senior secured revolving credit facility in effect for periods before October 26, 2021 and the senior secured revolving credit facility in effect on and after October 26, 2021.

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

“Finance Corp.” Antero Midstream Finance Corporation.

“Fresh water.” Water that is either (i) raw fresh water or (ii) produced or flowback water that has been treated, including through blending operations.

i

“GAAP.” Generally accepted accounting principles in the United States of America.

“GHG.” Greenhouse gas.

“High pressure pipelines.” Pipelines gathering or transporting natural gas that has been dehydrated and compressed to the pressure of the downstream pipelines or processing plants.

“Hydrocarbon.” An organic compound containing only carbon and hydrogen.

“Joint Venture.” The joint venture entered into on February 6, 2017 between Antero Midstream Partners, which is our wholly owned subsidiary, and MarkWest, a wholly owned subsidiary of MPLX, LP, to develop processing and fractionation assets in Appalachia.

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

“SEC.” United States Securities and Exchange Commission.

“Stonewall.” Stonewall Gas Gathering LLC.

“Tcfe.” One trillion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six thousand cubic feet of natural gas.

“Throughput.” The volume of product transported or passing through a pipeline, plant, terminal or other facility.

“Transactions.” On March 12, 2019, pursuant to the Simplification Agreement, dated as of October 9, 2018, by and among Antero Midstream GP LP (“AMGP”), Antero Midstream Partners and certain of Antero Midstream Partners’ affiliates (the “Simplification Agreement”) (i) AMGP was converted from a limited partnership to a corporation under the laws of the State of Delaware and changed its name to Antero Midstream Corporation (together with its consolidated subsidiaries, as appropriate, “Antero Midstream”), and (ii) an indirect, wholly owned subsidiary of Antero Midstream was merged with and into Antero Midstream Partners, with Antero Midstream Partners surviving the merger as an indirect, wholly owned subsidiary of Antero Midstream.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, NGLs and oil prices;
●	impacts of geopolitical events, including the Russia-Ukraine conflict, and world health events, including the coronavirus (“COVID-19”) pandemic;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all and the ability of such assets to operate as designed or at expected levels;
●	our ability to execute our return of capital program;
●	competition;
●	government regulations and changes in laws;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	expectations regarding the amount and timing of litigation awards;
●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain disruptions, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes or changes in laws, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of geopolitical and world health events (including the COVID-19 pandemic), cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “Risk Factors” in this Annual Report on Form 10-K.

Should one or more of the risks or uncertainties described or referenced in this Annual Report on Form 10-K occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.

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

Summary Risk Factors

Customer Concentration

●	Because substantially all of our revenue is currently derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.
●	Because of the natural decline in production from existing wells, our success depends, in part, on Antero Resources’ ability to replace declining production and our ability to secure new sources of natural gas from Antero Resources or third parties. Additionally, our water handling services are directly associated with Antero Resources’ well completion activities and water needs, which are largely driven by the amount of water used in completing each well. Finally, under certain circumstances, Antero Resources may dispose of acreage dedicated to us free from such dedication without our consent. Any decrease in volumes of natural gas that Antero Resources produces, any decrease in the number of wells that Antero Resources completes, or any decrease in the number of acres that are dedicated to us could adversely affect our business and operating results.

Business Operations

●	A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.
●	Our gathering and compression agreements include minimum volume commitments only under certain circumstances.
●	Our construction or purchase of new gathering and compression, processing, water handling or other assets may not be completed on schedule, at the budgeted cost or at all, may not operate as designed or at the expected levels, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, all of which could adversely affect our financial condition, cash flows and results of operations.
●	Recent action and the possibility of future action on trade by U.S. and foreign governments has increased the costs of certain equipment and materials used in the construction of our assets and has created uncertainty in global markets, which may adversely affect our income from operations and cash flows.
●	If third-party pipelines or other midstream facilities interconnected to our gathering and compression systems become partially or fully unavailable, our operating margin and cash flows could be adversely affected.
●	Our exposure to commodity price risk may change over time.
●	The fees charged to our customers may not escalate sufficiently to cover increases in costs, or the agreements may be amended with less favorable terms, may not be renewed or may be suspended in some circumstances.
●	Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water.
●	Increasing attention to ESG matters and conservation measures may adversely impact our business.
●	Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our business, financial condition and results of operations.
●	A pandemic, epidemic or outbreak of an infectious disease, such as COVID-19, may materially adversely affect our business.

Capital Structure and Access to Capital

●	We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful.

v

●	We will be required to make capital expenditures to increase our asset base. If we cannot obtain needed capital or financing on satisfactory terms, we may be unable to expand our business operations and/or our financial leverage could increase.
●	Restrictions in our existing and future debt agreements could adversely affect our business, financial condition and results of operations.

Acquisitions and Takeovers

●	We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.
●	Certain of our stockholders have investments in our affiliates that may conflict with the interests of other stockholders.

Joint Ventures

●	We own a 50% interest in the Joint Venture, which is operated by MarkWest. While we have the ability to influence certain business decisions affecting the Joint Venture, the success of our investment in the Joint Venture will depend on MarkWest’s operation of the Joint Venture.
●	If the Joint Venture is not successful or if the Joint Venture does not perform as expected, our future financial performance may be negatively impacted.

Compliance with Regulations

●	We are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
●	If our assets become subject to FERC regulation or federal, state or local regulations or policies change, or if we fail to comply with market behavior rules, our financial condition, cash flows and results of operations could be materially and adversely affected.
●	Increased regulation of hydraulic fracturing could result in reductions or delays in production by our customers, which could reduce the throughput on our gathering and processing systems and the number of wells for which we provide water handling services, which could adversely impact our revenues.
●	Our operations are subject to a series of risks related to climate change that could result in increased operating costs, limit the areas in which our customers may conduct oil and gas exploration and production activities, and reduce demand for the services we provide.

Related Parties

●	Antero Resources owns a significant interest in us and, as a result, conflicts of interest will arise from time to time between it and us, and Antero Resources may favor their own interests to the detriment of us and our other stockholders. Additionally, Antero Resources is under no obligation to adopt a business strategy that favors us.

PART I

Items 1 and 2. Business and Properties

Overview

Antero Midstream Corporation together with its consolidated subsidiaries (“Antero Midstream,” the “Company,” “we,” “us” or “our”) is a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets that primarily service Antero Resources’ production and completion activity in the Appalachian Basin located in West Virginia and Ohio. Our assets consist of gathering systems and compression facilities, water handling and blending facilities and interests in processing and fractionation plants. We conduct our operations and own our operating assets and ownership interests in the Joint Venture and Stonewall through Antero Midstream Partners and its subsidiaries, all of which are wholly-owned. Additionally, Antero Resources has a 29.1% ownership interest in us as of December 31, 2022.

Acquisitions

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

Additionally, on December 21, 2022, we acquired certain Utica compression assets from EnLink Midstream LLC (NYSE: ENLC) (“EnLink”) for $10 million in cash, before closing adjustments, which was funded by borrowings under our Credit Facility. These assets include four compressor stations with approximately 380 MMcf/d of compression capacity. The acquired compression assets are interconnected with the Company’s existing low pressure and high pressure gathering systems and service Antero Resources’ production. Current throughput of the assets is approximately 100 MMcf/d. See Note 6—Property and Equipment to the consolidated financial statements for more information on our asset acquisitions.

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

Additionally, we own a 50% equity interest in the Joint Venture to develop processing and fractionation assets in Appalachia with MarkWest and a 15% equity interest in the Stonewall gas gathering system. These investments provide us with greater exposure to the midstream value chain.

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

Fixed Fee Business with Long-Term Customer Contracts

We provide gathering, compression, processing, fractionation and integrated water services, including fresh water delivery services and other fluid handling services, to Antero Resources under long-term, fixed-fee and cost of service fee contracts, limiting our direct exposure to commodity price risk. We have agreements in place to provide gathering and compression services through 2038 and water services through 2035. Both our 2019 gathering and compression agreement (as defined below in “—Our Relationship with Antero Resources—Operational and Managerial Arrangements with Antero Resources”) and water service agreement are subject to automatic annual renewal with rights by either party to terminate on or before the 180th day prior to the effective date of such automatic renewal. Additionally, Antero Resources has (i) dedicated to us all of its current and future acreage in the Appalachian Basin for gathering and compression services and all of its acreage within defined service areas in the Appalachian Basin for water services, subject to any pre-existing dedications or other third-party commitments, and (ii) granted us certain rights of first offer with respect to gathering, compression, processing and fractionation services and water services for acreage located outside of the existing dedicated areas under our existing agreements. See “—Our Relationship with Antero Resources” for further information.

Experienced Management Team

Our management team has worked together for many years and has established a successful track record of developing integrated business models that are capable of delivering consistent returns on invested capital. We intend to leverage our management team’s significant industry expertise and experience developing natural gas resource plays to continue building a premier midstream energy company to service Antero Resources and the other operators in the Appalachian Basin.

Culture of Continuous Improvement and Responsible Stewardship

We are committed to a culture of continuous improvement, which serves as our foundation to develop and achieve our ESG goals as well as further our goal of environmental stewardship. Innovation, collaboration, technology and establishing meaningful goals have enabled us to improve our safety record, recycle or reuse a substantial majority of Antero Resources’ produced and flowback water and further our commitment to lowering GHG emissions intensity across our operations. We believe natural gas is key to the energy transition because of its ability to provide energy security to developing nations and replace more GHG-intensive sources of fuel. We embrace our role in providing the infrastructure that supports a low-carbon future and seek to build upon past GHG emission reduction efforts. Our 2021 ESG Report, available on our website at www.anteromidstream.com/esg, includes more information on our ESG goals, as well as specific initiatives we have in place to help achieve these goals. Our 2021 ESG Report and other information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them. Additionally, see “—Regulation of Environmental and Occupational Safety and Health Matters” for more information on GHG emissions and “Item 1A. Risk Factors” for risks and uncertainties related to our business operations.

Operating Segments

Our operations are located in the United States and are organized into two reportable segments: (1) gathering and processing and (2) water handling. Financial information for our reportable segments is located under Note 16—Reportable Segments to our consolidated financial statements.

Our Assets

Our gathering and compression assets consist of high and low pressure gathering pipelines, compressor stations and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in West Virginia and Ohio. Our water handling assets include two independent systems that deliver water from sources, including the Ohio River, local reservoirs and several regional waterways. Portions of these systems are also utilized to transport flowback and produced water. The water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments to transport water throughout the systems used to deliver water to Antero Resources’ well completions.

The following table provides information regarding our gathering and processing systems and water handling systems as of December 31, 2022:

	Gathering and Processing Systems			Water Handling Systems
	Low-Pressure	High-Pressure	Compression	Buried	Surface
	Pipeline	Pipeline	Capacity	Water Pipeline	Water Pipeline
	(miles)	(miles)	(Bcf/d)	(miles)	(miles)
Appalachian Basin	390	230	4.6	226	137

During the year ended December 31, 2022, we added (i) 126 miles of gathering and compression pipelines, including 72 miles of acquired gathering pipelines, (ii) 1.2 Bcf/d of compression capacity, including approximately 1.1 Bcf/d of acquired compression capacity, and (iii) 13 miles of buried and surface water pipelines in the Appalachian Basin. As of December 31, 2022, we had the ability to store 5.5 million barrels of water in 36 impoundments. Additionally, we built water blending and storage infrastructure to support other fluid handling services that we provide to Antero Resources for well completion and production activities. We also own water treatment assets, including the Antero Clearwater Facility (the “Clearwater Facility”), which we idled in September 2019. See Note 6—Property and Equipment to our consolidated financial statements for more information. Since idling the Clearwater Facility, we have satisfied our obligation to handle Antero Resources’ flowback and produced water through our other fluid handling services.

Our Relationship with Antero Resources

Antero Resources is our most significant customer and is one of the largest producers of natural gas and NGLs in North America. As of December 31, 2022, substantially all of Antero Resources’ approximate 553,000 gross acres (504,000 net acres) are dedicated to us for gathering, compression and water services. During the year ended December 31, 2022, Antero Resources produced, on average, 3.2 Bcfe/d net (32% liquids). As of December 31, 2022, Antero Resources’ estimated net proved reserves were 17.8 Tcfe, which were comprised of 58% natural gas, 41% NGLs and 1% oil. As of December 31, 2022, Antero Resources’ drilling inventory consisted of 1,819 identified gross potential horizontal well locations (approximately 1,816 of which were located on acreage dedicated to us) for gathering and compression and water handling services, which provides us with significant opportunities for growth as Antero Resources’ active drilling program continues. Antero Resources announced its 2023 drilling and completion budget is $875 million to $925 million, and includes plans to complete 75 to 80 gross wells in the Appalachian Basin. Additionally, Antero Resources’ 2023 capital budget includes $150 million for leasehold expenditures, all of which will be dedicated to us. Antero Resources relies significantly on us to deliver the midstream infrastructure necessary to accommodate its development program. For additional information regarding our contracts with Antero Resources, see “—Operational and Managerial Arrangements with Antero Resources.”

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

Operational and Managerial Arrangements with Antero Resources

Gathering and Compression

Our gathering and compression service agreements with Antero Resources include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) gathering and compression agreements acquired with the Crestwood assets (the “Marcellus gathering and compression agreements”) and (iii) a compression agreement acquired with the EnLink assets (the “Utica compression agreement” and, together with the 2019 gathering and compression agreement and the Marcellus gathering and compression agreements, the “gathering and compression agreements”). See “—Acquisitions” and Note 6—Property and Equipment for additional information. Pursuant to these gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us for gathering and compression services. Our 2019 gathering and compression agreement has an initial term through 2038, our Marcellus gathering and compression agreements expire between 2023 and 2031 and our Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of each of the Marcellus gathering and compression service agreements and Utica compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. We also have an option to gather and compress natural gas produced by Antero Resources on any acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement.

Under the gathering and compression agreements, we receive a low pressure gathering fee per Mcf, a high-pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, substantially all of which are subject to annual CPI-based adjustments. If and to the extent Antero Resources requests that we construct new low pressure lines, high pressure lines and/or compressor stations, our 2019 gathering and compression agreement contains options at our election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% and 70%, respectively, of the capacity of such new construction for 10 years or (ii) a cost of service fee that allows us to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment. In addition, the Marcellus gathering and compression agreements provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the capacity of new compressor station construction for 10 years. Minimum volume commitments are aggregated such that there is a single minimum volume commitment for the respective service each year for each agreement. Additional gathering lines and compressor stations installed on our own initiative are not subject to these minimum volume commitment or cost of service fee options. These minimum volume commitments and rate of return options are intended to support the stability of our cash flows.

Our 2019 gathering and compression agreement includes a growth incentive fee program that allows for a reduction in our low pressure gathering fees if Antero Resources achieves certain volumetric targets. Antero Resources’ throughput on acquired assets is not considered in low pressure gathering volume targets. Antero Resources earned $48 million in fee rebates during the year ended December 31, 2022 by achieving all of its quarterly volumetric targets. The growth incentive fee rebate program expires December 31, 2023, and the following table summarizes the remaining low pressure gathering growth incentive targets for 2023. If actual low pressure volumes are below the lowest tier for the respective quarterly period, Antero Resources will not receive a fee rebate on low pressure gathering fees.

	Low Pressure Gathering	Quarterly Fee
	Volume Growth Incentive	Reduction
	Targets (MMcf/d)	(in millions)
Calendar Year 2023
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

Acreage Dispositions

Antero Resources may sell, transfer, convey, assign, grant or otherwise dispose of dedicated properties free of the dedication under our gathering and compression, water services and right-of-first-offer agreements, provided that the number of net acres of dedicated properties so disposed of, when added to the number of net acres of dedicated properties previously disposed of free of the dedication since the respective effective dates of the agreements, does not exceed the aggregate number of net acres of dedicated properties acquired by Antero Resources since such effective dates. Accordingly, under certain circumstances, Antero Resources may dispose of a significant number of net acres of dedicated properties free from dedication without our consent, and we have no control over the timing or extent of such dispositions.

Title to Properties

Our real property is classified into two categories: (i) parcels that we own in fee and (ii) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our pipelines and major facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our pipelines and major facilities are located are held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors. We have leased or owned these lands without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates or fee ownership of such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of its material leases, easements, rights-of-way, permits and licenses.

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

Competition

As a result of our relationship with Antero Resources, we do not compete for the portion of Antero Resources’ existing operations for which we currently provide midstream services and will not compete for future portions of Antero Resources’ operations that are dedicated to us pursuant to: (i) our gathering and compression agreements; (ii) our water handling services agreement; and (iii) our right-of-first-offer agreement with Antero Resources for the provision of processing and fractionation services. For a description of this contract, see “—Our Relationship with Antero Resources—Contractual Arrangements with Antero Resources.” However, we face competition in attracting third-party volumes to our gathering and compression and water handling systems. In addition, these third parties may develop their own gathering and compression and water handling systems in lieu of employing our assets.

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

The Energy Policy Act of 2005 (“EPAct 2005”), amended the NGA and NGPA to prohibit fraud and manipulation in natural gas markets. The FERC subsequently issued a final rule making it unlawful for any entity, in connection with the purchase or sale of natural gas or transportation service subject to FERC’s jurisdiction, to defraud, make an untrue statement or omit a material fact or engage in any practice, act or course of business that operates or would operate as a fraud. The FERC’s anti-manipulation rules apply to intrastate sales and gathering activities only to the extent that there is a “nexus” to FERC-jurisdictional transactions. EPAct 2005 also provided the FERC with the authority to impose civil penalties of up to approximately $1 million (adjusted annually for inflation) per day per violation. In January 2023, FERC issued an order (Order No. 886) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of up to $1,496,035 per violation per day.

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

The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In January 2023, those maximum civil penalties were increased to $257,664 and $2,576,627, respectively, to account for inflation. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations.

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in November 2021, PHMSA issued a final rule that imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities in accordance with the PIPES Act of 2020. PHMSA, together with state regulators, are expected to commence and complete inspection of these plans in 2022. Additionally, in August 2022, PHMSA finalized the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments,” which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs and strengthened integrity management assessment requirements, among other items. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations, but we do not expect our operations to be affected by these new rules any differently than other similarly situated midstream companies.

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

Hazardous Waste

Antero Midstream and Antero Resources’ operations generate solid wastes, including small quantities of hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (“RCRA”), and comparable state laws, which impose requirements for the handling, storage, treatment and disposal of hazardous waste. RCRA currently exempts many oil and natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development or production of crude oil and natural gas, including residual constituents derived from those exempt wastes. However, these oil and gas exploration and production wastes may still be regulated under state solid waste laws and regulations and it is possible that certain oil and natural gas exploration and production wastes now classified as exploration and production-exempt non-hazardous waste could be classified as hazardous waste in the future. Stricter regulation of wastes generated during our or our customers’ operations could result in increased costs for our operations or the operations of our customers, which could in turn reduce demand for our services, increase our waste disposal costs and adversely affect our business.

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

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations and potentially criminal enforcement actions. These laws are frequently subject to change. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, for ozone from 75 to 70 parts per billion, and completed attainment/non-attainment designations in July 2018. Subsequently, in 2020, the Trump Administration decided to leave this standard in place, but the Biden Administration has announced plans to formally review this decision and consider instituting a more stringent standard. A final decision is not expected until 2023. These decisions are subject to legal challenge, and any proposed rule will likely be subject to legal challenge as well. Several EPA new source performance standards (“NSPS”), and national emission standards for hazardous air pollutants (“NESHAP”), also apply to our facilities and operations. These NSPS and NESHAP standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the “affected facilities” covered by these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi-annual reporting requirements.

Water Discharges

The Federal Water Pollution Control Act, also known as the Clean Water Act (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. The scope of regulated waters has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump

Administrations each published final rules attempting to define the federal jurisdictional reach over waters of the United States (“WOTUS”). However, both of these rulemakings have been subject to legal challenge, and the Biden administration has announced plans to establish its own definition of WOTUS. Most recently, the EPA and Corps published a final rule based on the pre-2015 definition, with updates to incorporate existing Supreme Court decisions and regulatory guidance. However, several legal challenges have been filed against the final rule, the outcomes of which cannot be predicted at this time. Additionally, in October 2022, the Supreme Court heard arguments on a case on the scope and authority of the CWA and the definition of WOTUS, a decision on which is expected in 2023. As a result of these developments, the scope of jurisdiction under the CWA is uncertain at this time. To the extent any action further expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Separately, in April 2020, the federal district court for the District of Montana determined that the Corps CWA Section 404 Nationwide Permit (“NWP”) 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited to the particular pipeline in that case pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the CWA Section 401 certification process. This vacatur was subsequently stayed by the U.S. Supreme Court in April 2022, and the EPA has proposed a rule to update and replace the relevant regulations, for which public comment closed in August 2022. While the Corps has resumed permitting decisions for such NWPs, the Corps has advised that, as part of the permitting decision process, the Corps will coordinate with certifying authorities on Section 401 certifications as needed, which may result in permit delays or otherwise impact our operations. Litigation regarding the use of NWP 12 is ongoing. Additionally, in March 2022, the Corps announced it would seek stakeholder input on a formal review of NWP 12, which is also ongoing. While the full extent and impact of these actions is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps.

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

Endangered Species

The federal Endangered Species Act (“ESA”), provides for the protection of endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We conduct operations and have pipeline construction and maintenance projects in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service (the “USFWS”), may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for natural gas and oil development. Moreover, as a result of a settlement, the USFWS was required to make a determination as to whether more than 250 species classified as endangered or threatened should be listed under the ESA by the completion of the agency’s 2017 fiscal year. For example, in April 2015, the USFWS listed the northern long-eared bat, whose habitat includes the areas in which we operate, as a threatened species under the ESA; however, following a 2020 court order to reconsider this decision the USFWS redesignated this species as endangered in November 2022, which will be effective March 1, 2023. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where we conduct operations could cause us to incur increased costs arising from species protection measures or could result in limitations on our pipeline construction activities or the exploration and production activities of Antero Resources, any of which could have an adverse impact on our results of operations.

Climate Change

In response to findings that emissions of GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”), pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions regulated under the statute. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for their GHG emissions established by the states or, in some cases, by the EPA, for those emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized new regulations, known as Subpart OOOOa, that set emissions standards for methane and volatile organic compounds (“VOC”) from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb as new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. In November 2022, the EPA published a supplemental proposal which, among other items, would impose expanded inspection, monitoring and emissions control requirements on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring. The proposal would also establish a “Super Emitter Response Program” that would require operator response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third parties. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, all of these regulatory actions will likely be subject to legal challenges. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. These rules (and any additional regulations) could impose new compliance costs and permitting burdens on natural gas operations.

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed legislation such as the IRA 2022 advances numerous climate-related objectives. President Biden has highlighted that addressing climate change is a priority of his administration. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the oil and natural gas industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. Most recently, in August 2022 the Inflation Reduction Act (“IRA 2022”) was signed into law, appropriating significant federal funding for renewable energy initiatives and, for the first time ever, imposing a federal fee on excess methane emissions from certain oil and gas facilities. The emissions fee and renewable and low-carbon energy funding provisions of the law could increase our operating costs and accelerate the transition away from oil and natural gas, which could in turn adversely affect our business and results of operations, as well as those of our customers. Internationally, the Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years beginning in 2020. President Biden recommitted the United States to the Paris Agreement in February 2021, and in April 2021, established a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, in November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain oil and natural gas subsidies and pursue further action on non-CO2 GHGs. These goals were reaffirmed at the 27th Conference of the Parties in November 2022, and countries were called upon to accelerate efforts towards the phase-out of inefficient oil and natural gas subsidies, though no firm commitment or timeline was made. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” an initiative committing to a collective goal of reducing global methane emissions by at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Since 2017, we have published an annual ESG Report, which highlights our most significant environmental program improvements and initiatives. As highlighted in our ESG Report, our methane leak loss rate in 2021 was 0.029%, which was calculated in accordance with OneFuture, a voluntary industry partnership focused on reducing methane emissions from the natural gas sector, well below the OneFuture voluntary industry target of 1%.

During 2022, our GHG/methane emission reduction efforts included the following activities:

●	Conducted quarterly facility LDAR inspections on all of our compressor stations, excluding the compressor stations acquired during the fourth quarter of 2022.
●	Installed pigging blowdown capture systems at eight locations including six pipeline interchanges and two compressor stations.
●	Implemented a double-pig capture process that reduces the frequency of pig receiver blowdowns, which has the effect of reducing emissions and improving labor efficiency.
●	Conducted a successful field pilot test with major engine manufacturer to reduce total carbon emissions while increasing the efficiency of the engine by adding additional horsepower, and developed a solution to deploy such technology on additional engines within our fleet.
●	Utilized continuous monitoring technology over a tank farm at one of our compressor stations to identify and correct fugitive emissions that may occur between forward-looking infrared camera inspections.
●	Developed, field tested and submitted patent pending technology that passed proof of concept examination for hydraulic emission displacement designed to eliminate GHG emissions from pipeline maintenance activities.
●	Held meetings with our ESG Advisory Council that is comprised of a cross-disciplinary group of internal subject matter experts who partner with our GHG/Methane Reduction Team to manage ESG (including climate change) risks, opportunities and strategies.
●	Held quarterly meetings with our GHG/Methane Reduction Team comprised of internal subject matter experts to review emerging methane detection and quantification technologies applicable to midstream operations.

We continue to assess various opportunities for emission reductions. However, we cannot guarantee that we will be able to implement any of the opportunities that we may review or explore. For any such opportunities that we do choose to implement, we cannot guarantee that we will be able to implement them within a specific timeframe or across all operational assets, or their ultimate effectiveness. We did not have any material capital or other non-recurring expenditures in connection with complying with environmental laws or environmental remediation matters in 2022. However, we cannot guarantee that we will not incur material costs related to compliance with or liability under environmental laws and regulations in the future. For risks and uncertainties related to ESG matters, see “Item 1A. Risk Factors—Compliance with Regulations—Increasing attention to ESG matters and conservation measures may adversely impact our business.”

Increasingly, oil and natural gas companies are exposed to litigation risks from climate change. A number of parties have brought suits against oil and natural gas companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. While we are not currently party to any such litigation, we could be named in future actions making similar claims of liability. Moreover, to the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors. Additionally, demand for hydrocarbons, and therefore our products and services, may be reduced by actions taken at the federal, state or local levels to restrict, ban or limit products that rely on oil and natural gas.

Additionally, our access to capital may be impacted by climate change policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. For example, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In January 2023, the Federal Reserve released instructions for a pilot climate scenario analysis being undertaken by six of the U.S.’s largest banks, which is expected to conclude near the end of 2023. While we cannot predict what policies may result from this, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services. In addition, the SEC has proposed a rule requiring registrants to include certain climate-related disclosures, including Scope 1, 2 and 3 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. The final rule is expected in 2023. Although the final form and substance of these requirements is not yet known, and we cannot predict what any such rules may require to the extent the rules impose additional reporting obligations, we could face increased costs. Additionally, we cannot predict how financial institutions and investors might consider any information disclosed under a final rule when making investment decisions, and it is possible as a result that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.

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

All of our executive officers and other personnel who provide corporate, general and administrative services to our business are, when providing services to us, concurrently employed by Antero Resources and us pursuant to the terms of a services agreement. In addition, our operational personnel are seconded to us by Antero Resources pursuant to the terms of a secondment agreement and individuals are concurrently employed by Antero Resources and us during such secondment. As of December 31, 2022, approximately 586 people were concurrently employed by us and Antero Resources pursuant to these arrangements.  We and Antero Resources consider our relations with these employees to be generally good.

Total Rewards

We have demonstrated a history of investing in our workforce by offering competitive salaries, fair living wages and comprehensive benefits.  To foster a stronger sense of ownership and align the interests of our personnel with shareholders, we provide long-term incentive programs that include restricted stock units, performance share units and cash awards.  Additionally, we offer short-term cash incentive programs, which are discretionary and are based on individual and company performance factors, among others.  Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week.  To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel.  Among other benefits, these include:

●	comprehensive health insurance, including vision and dental; we have not increased employee premiums in over 15 years;
●	employee Health Savings Accounts, including contributions to these accounts by us;
●	401(k) retirement savings plan with discretionary contribution matching opportunities;
●	competitive paid time off and sick leave programs;
●	paid parental leave;
●	student loan repayment matching opportunities; and
●	wellness support benefits including an employee assistance program, short-term and long-term disability coverage and subsidized gym memberships among others.

Role Based Support

We support our employees’ professional development. To help our personnel succeed in their roles, we emphasize continuous formal and informal training, developmental, and educational opportunities. We also assist employees with the cost of such educational pursuits through our student loan repayment matching program. Additionally, we have a robust performance evaluation program, which includes tools to facilitate goals and career progression.

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

We have continued to operate throughout the COVID-19 pandemic, in some cases subject to federal, state and local regulations, and we have taken and continue to take steps to protect the health and safety of our workers. In response to the COVID-19 pandemic, we have implemented protocols that we believe to be in the best interest of our employees, as well as the communities in which we operate, and that comply with government orders, when applicable. During 2022, we transitioned from a hybrid working arrangement for non-field level employees, which involved a combination of in-office and remote work-from-home arrangements, to an in-office working arrangement for all non-field level employees. We continue to monitor the COVID-19 environment in order to protect the health and safety of our employees.

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

See Item 1A, “Risk Factors” in Antero Resources’ Annual Report on Form 10-K for the year ended December 31, 2022 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full disclosure of the risks associated with Antero Resources’ business.

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

The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $9.85 per MMBtu to a low of $3.46 per MMBtu in 2022, and the daily spot prices for NYMEX West Texas Intermediate crude oil ranged from a high of $123.64 per barrel to a low of $71.05 per barrel during the same period. While oil and natural gas prices have recovered from the lows experienced in 2020, the markets for these commodities have historically been volatile, and these markets will likely continue to be volatile in the future. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Appalachian region in recent years. Because Antero Resources’ production and reserves predominantly consist of natural gas (approximately 58% of equivalent proved reserves), changes in natural gas prices have significantly greater impact on Antero Resources’ financial results than oil prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at Antero Resources’ ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

The lower prices experienced during 2020 together with an industry shift towards maintenance capital development programs compelled most natural gas and oil producers, including Antero Resources, to reduce the level of exploration, drilling and production activity and capital budgets compared to prior years. This shift had a significant effect on our capital resources, liquidity and expected operating results. Natural gas and oil prices directly affect Antero Resources’ production. If prices decrease from current levels, our revenues, cash flows and results of operations could continue to be adversely affected. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services and cash flows.

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

Finally, the 2019 gathering and compression agreement, Marcellus gathering and compression agreements, water services agreement and right-of-first-offer agreement between us and Antero Resources permits Antero Resources to sell, transfer, convey, assign, grant or otherwise dispose of dedicated properties free of the dedication under such agreements, provided that the number of net acres of dedicated properties so disposed of, when added to the number of net acres of dedicated properties previously disposed of free of the dedication since the respective effective dates of the agreements, does not exceed the aggregate number of net acres of dedicated properties acquired by Antero Resources since such effective dates. Accordingly, under certain circumstances, Antero Resources may dispose of a significant number of net acres of dedicated properties free from dedication without our consent, and we have no control over the timing or extent of such dispositions. Any such dispositions could adversely affect our business and operating results. Even if the disposed property remains dedicated to us, the goals and intention of the acquiror with respect to such property may differ significantly from those of Antero Resources.  For example, a subsequent owner of a property could choose to invest less capital in the development of such property or to otherwise drill fewer wells than Antero Resources.  There can be no assurance that a subsequent owner of dedicated properties would choose to, or be able to, grow or maintain current rates of production from the properties, which could adversely impact us.

Business Operations

A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.

The marketing of the natural gas, NGLs and oil of our producer customers is substantially dependent upon the existence of adequate markets for their products. In response to the COVID-19 pandemic, governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which caused a significant decrease in the demand for oil, natural gas and NGLs. The imbalance between the supply of and demand for these products, as well as the uncertainty around the extent and timing of an economic recovery, caused extreme market volatility and a substantial adverse effect on commodity prices. As vaccines became widely available, social distancing guidelines, travel restrictions and stay-at-home orders eased, activity in the global economy increased and demand for oil, natural gas and NGLs, and related commodity pricing, improved. The extent to which the pandemic will impact our business results and operations remains uncertain in light of the rapidly evolving environment, duration and severity of the spread of the virus, and emerging variants, effectiveness of the vaccine and booster shots, public acceptance of safety protocols, and government measures, including vaccine mandates, designed to slow and contain the spread of COVID-19, among others. Also, as a result of this imbalance, the industry has experienced and may experience in the future storage capacity constraints with respect to oil and certain NGL products. If Antero Resources or any of our other customers are unable to sell their production or enter into additional storage arrangements on commercially reasonable terms or at all, they may be forced to temporarily shut-in a portion of their production or delay or discontinue drilling and completion plans and commercial production. Although Antero Resources has not been required to temporarily shut-in a portion of its production, it may do so in the future. Production curtailments or shut-ins by our producer customers will reduce volumes flowing through our gathering and processing system. In addition, if our customers delay or discontinue drilling or completion activities, it will reduce the volumes of water that we handle. A material reduction in volumes on our systems could adversely affect our business, revenue and cash flows and could adversely affect our ability to return capital to our stockholders through dividends and/or repurchases of shares of AM common stock.

Our gathering and compression agreements include minimum volume commitments only under certain circumstances.

Our gathering and compression agreements include minimum volume commitments only on new high pressure pipelines and/or compressor stations, as applicable, constructed at Antero Resources’ request. There are no minimum volume commitments on the low pressure pipelines or fresh water delivery pipelines. Any decrease in the current levels of throughput on our gathering, compression and fresh water delivery systems could reduce our revenue and cash flows.

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

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters. Additionally, while we may also announce various voluntary ESG targets, including our goals to achieve a 100% reduction in pipeline emissions by 2025 and to achieve net zero Scope 1 (direct) and Scope 2 (indirect from the purchase of energy) emissions by 2050, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results. To the extent we do meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance. However, given uncertainties related to the use of emerging technologies, the state of markets for and the availability of verified carbon offsets, we cannot predict whether or not we will be able to timely meet these goals, if at all. In addition, while we may seek to only purchase carbon offsets verified by reputable third parties, we cannot guarantee that any carbon offsets we purchase will achieve the GHG emission reductions represented, and we could face increased costs to purchase additional carbon offsets to cover any gap or loss, particularly if carbon offset markets face capacity constraints as a result of increased demand. Also, despite these aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us, Antero Resources and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, institutional lenders may decide not to provide funding for oil and natural gas companies or the corresponding infrastructure projects based on climate change related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact Antero Resources and our customers, which may adversely impact our business, financial condition or results of operations.

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

Although we have written policies and procedures for monitoring cybersecurity risk and identifying and reporting incidents, there can be no guarantee they will be effective at preventing cyberattacks or ensuring incidents are timely identified or reported. As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. A cyberattack or security breach could result in liability under data privacy laws, regulatory penalties, damage to our reputation or a loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations. To date, we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

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

Declines in commodity prices or the financial condition or prospects of Antero Resources may cause the financial markets to exert downward pressure on our stock price and credit capacity.  For example, for portions of 2020, the market for senior unsecured notes was unfavorable for high-yield issuers such as us. Our plans for growth may require access to the capital and credit markets. Although the market for high-yield debt securities improved in 2022 and 2021 as compared to 2020, if the high-yield market deteriorates, or if we are unable to access alternative means of debt or equity financing on acceptable terms or at all, we may be unable to carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue growth opportunities, reduce cash flow used for our services and place us at a competitive disadvantage. For example, during 2022, we had average outstanding borrowings under our revolving credit facility of approximately $619 million, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of approximately $6 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to carry out our business plan.

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

In addition, new or additional regulations, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National

Environmental Policy Act and analogous state laws, or that impose new permitting requirements on our operations could result in increased costs or delays of, or denial of rights to conduct, our development programs. For example, in April 2020, the federal district court for the District of Montana determined that the CWA Section 404 NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited to the particular pipeline in that case pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the CWA Section 401 certification process. The U.S. Supreme Court has since stayed this vacatur and the EPA has proposed a rule to update and replace the relevant regulations, public comment on which closed in August 2022. While the Corps has resumed permitting decisions for such NWPs, the Corps has advised that, as part of the permitting decision process, the Corps will coordinate with certifying authorities on Section 401 certifications as needed, which may result in permit delays or otherwise impact our operations. Additionally, in March 2022, the Corps announced that it was seeking stakeholder input on a formal review of NWP 12. While the full extent and impact of these actions is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This in turn could have an adverse effect on our business, financial condition and results of operation.

Separately, the definition of WOTUS has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump Administrations each published final rules attempting to define the federal jurisdictional reach over WOTUS. However, both of these rulemakings have been subject to legal challenge, and the Biden administration has announced plans to establish its own definition of WOTUS. More recently, the EPA and Corps published a rule to finalize a rule based on the pre-2015 regulations, incorporating updates from Supreme Court decisions and regulatory guidance. However, this rule is currently subject to legal challenge. Additionally, in October 2022, the Supreme Court heard arguments on a case on the scope and authority of the CWA and the definition of WOTUS. As a result, the scope of the CWA’s jurisdiction is uncertain at this time. To the extent any action further expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. Further, any discharges of natural gas, NGLs, oil and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. See “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.

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

Moreover, FERC regulations indirectly impact our businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our financial condition, cash flows and results of operations. The FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,496,035 per day for each violation and disgorgement of profits associated with any violation.

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

The Inflation Reduction Act could accelerate the transition to a low carbon economy and could impose new costs on our operations and those of our customers.

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane charge and the incentives for renewable energy infrastructure development could impose additional costs on our operations and further accelerate the transition of the economy away from the use of oil and natural gas towards lower- or zero-carbon emissions alternatives. This could decrease demand for oil and gas and consequently, adversely affect our business and results of operations and those of our customers.

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

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that established emission standards for methane and VOCs from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, the U.S. Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish OOOOb as new source and OOOOc as first-time existing source standards of performance for methane and VOC emissions for the crude oil and natural gas source category. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detecting using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements and requirements for “green well” completions. In November 2022, the EPA published a supplemental proposal which, among other items, would impose expanded inspection, monitoring and emissions control requirements on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring. The proposal would also establish a “Super Emitter Response Program” that would require operator response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third parties. The proposal is currently subject to public comment and is expected to be finalized in 2023; however, all of these regulatory actions will likely be subject to legal challenges. As a result, we cannot predict the scope of any final methane regulatory requirements or the cost to comply with such requirements. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed their own regulations on methane emissions from oil and gas production activities.

Internationally, the Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years beginning 2020. President Biden recommitted the United States to the Paris Agreement in February 2021 and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, in November 2021, the international community gathered again in Glasgow COP26, during which multiple announcements were made, including a call for parties to eliminate certain oil and natural gas subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” an initiative committing to a collective goal of reducing global methane pollution by at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Concern over the threat of climate change has also resulted in increasing political risks in the United States, including climate-change related pledges made by President Biden and other public office representatives. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the oil and natural gas industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued by the Biden administration include more restrictive requirements for the development of pipeline infrastructure or LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities.

Increasingly, oil and natural gas companies are also exposed to litigation risks from climate change. A number of parties have brought suits against oil and natural gas companies in state or federal court for alleged contributions to, or failures to disclose the impacts of, climate change. While we are not currently party to any such litigation, we could be named in future actions making similar claims of liability. Moreover, to the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.

Additionally, in response to concerns related to climate change, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-oil and natural gas related industries. Institutional lenders who provide financing to oil and natural gas companies have also become more attentive to sustainable lending practices, and some of them may elect in future not to provide funding for oil and natural gas companies. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. In addition, at COP26, GFANZ announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. The Federal Reserve has joined the NGFS, a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. The Federal Reserve also recently released instructions for a pilot climate scenario analysis being undertaken by six of the U.S.’s largest banks through 2023. A material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services. In addition, the SEC proposed a rule requiring registrants to include certain climate-related disclosures, including Scope 1, 2 and 3 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. The final rule is expected in 2023. Although the final form and substance of these requirements is not yet known, and we cannot predict what any such rules may require to the extent the rules impose additional reporting obligations, we could face increased costs or limitations or restrictions on our access to capital. Separately, the SEC has also announced that is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

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

The 2011 Pipeline Safety Act among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, the PHMSA, finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In January 2023, those maximum civil penalties were increased to $257,664 and $2,576,627, respectively, to account for inflation. Should our operations fail to comply with DOT or comparable state regulations, we could be subject to substantial penalties and fines.

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

PHMSA, together with state regulators, are expected to commence and complete inspection of these plans in 2022. In August 2022, PHMSA finalized the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments” which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs and strengthened integrity management assessment requirements, among other items. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations, but we do not expect our operations to be affected by these new rules any differently than other similarly situated midstream companies. Separately, in the Fiscal Year 2021 Omnibus Appropriations Bill, Congress directed PHMSA to move forward with several regulatory actions, the promulgation of rules related to changes in class location of existing pipelines, pipeline leak detection and repair and the management of idled pipelines, amongst other matters. While we cannot predict the full scope of these regulations at this time, more stringent requirements may require us to incur significant costs to maintain compliance, which may have a negative impact on our business performance and results of operations.

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

Oil and gas operations in our operating areas can be adversely affected by regulations designed to protect various wildlife. For example, following a 2020 court order to reconsider its decision to list the northern long-eared bat as threatened instead of endangered, the USFWS redesignated the bat as threatened under the ESA. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where we operate could cause us to incur increased costs arising from species protection measures, result in constraints on our customer’s exploration and production activities and on our pipeline construction and operation activities. This limits our ability to operate in those areas and can intensify competition during those months for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations or the operations of our customers and materially increase our operating and capital costs.

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

All of our officers and certain of our directors are also officers or directors of Antero Resources. Also, as of December 31, 2022, Antero Resources beneficially owned 29.1% of our outstanding common stock. Conflicts of interest will arise between Antero Resources and us. Our directors and officers who are also directors and officers of Antero Resources have a fiduciary duty to manage Antero Resources in a manner that is beneficial to Antero Resources. In resolving these actual or apparent conflicts of interest, these directors and officers may choose strategies that favor Antero Resources over our interests and the interests of our stockholders. These actual and apparent conflicts may in certain cases include, for example, the decision to declare and pay dividends or the decision to repurchase shares of our common stock owned by Antero Resources. The resolution of any conflicts of interest between Antero Resources and its subsidiaries, on one hand, and us and our subsidiaries, on the other, to the extent we can resolve them, may be costly and reduce the amount of time and attention that our directors and officers may spend in operating our business, which, in each case, may adversely affect our business.

Furthermore, Antero Resources is under no obligation to adopt a business strategy that favors us. For example, Antero Resources has dedicated acreage to, and entered into long-term contracts for gathering and compression services on, our gathering and compression systems, as well as long-term contracts for receiving water services.  However, while we have a right of first offer that expires in 2038 to provide processing and fractionation services to Antero Resources, subject to certain exceptions, Antero Resources is under no obligation to consider whether any future drilling plans would create beneficial opportunities for us.  Additionally, although our processing and fractionation services provided by the Joint Venture are supported by minimum volume commitments, the gathering and compression agreements include minimum volumes commitments only on high pressure pipelines and/or compressor stations constructed at Antero Resources’ request.  Any decision by Antero Resources to operate its assets in a manner that does not support our operations could have a material adverse effect on our business, financial condition and results of operations.

We are a holding company whose sole material asset is our equity interest in Antero Midstream Partners, and we are accordingly dependent upon distributions from Antero Midstream Partners to pay taxes, return capital to stockholders and cover our corporate and other overhead expenses.

We are a holding company and have no material assets other than our equity interest in Antero Midstream Partners. We have no independent means of generating revenue. To the extent Antero Midstream Partners has available cash, we intend to cause Antero Midstream Partners to make distributions to us in an amount at least sufficient to allow us to pay our taxes, to fund our return of capital to our stockholders (including paying dividends and repurchasing shares of our common stock) and for our corporate and other overhead expenses. To the extent that we need funds and Antero Midstream Partners or its subsidiaries are restricted from making such distributions or payments under applicable law or regulation or under the terms of any financing arrangements, or are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.

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

We expect to generate deductions and NOL carryforwards that we can use to offset our taxable income. As a result, we do not expect to pay material U.S. federal and state income taxes through 2027. This expectation is based upon assumptions our management has made regarding, among other things, income, capital expenditures and net working capital. Further, the IRS or other tax authorities could challenge one or more tax positions we take, such as the classification of assets under the income tax depreciation rules, the characterization of expenses for income tax purposes and the tax characterization of the Transactions. Further, any change in law may affect our tax position. While we expect that our deductions and NOL carryforwards will be available to us as a future benefit, in the event that they are not generated as expected, are successfully challenged by the IRS (in a tax audit or otherwise), or are subject to future limitations, our ability to realize these benefits may be limited.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could affect our business and future profitability.

We are subject to various complex and evolving U.S. federal, state and local taxes. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect, and may have an adverse effect on our business and future profitability.

Taxable gain or loss on the sale of our common stock could be more or less than expected.

If a holder sells our common stock, the holder will recognize gain or loss equal to the difference between the amount realized and the holder’s tax basis in the shares of common stock sold. To the extent that the amount of distributions on our common stock exceeds our current and accumulated earnings and profits, such distributions will be treated as a tax free return of capital and will reduce a holder’s tax basis in its common stock. We expect the majority of our distributions to be in excess of our earnings and profits through 2027. Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in our common stock, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of our common stock.

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

On March 13, 2020, Antero Treatment, a wholly owned subsidiary of the Company, filed suit against Veolia in the district court of Denver County, Colorado, asserting claims of fraud, breach of contract and other related claims. Antero Treatment alleges that Veolia failed to meet its contractual obligations to design and build a “turnkey” wastewater disposal facility under a Design/Build Agreement dated August 18, 2015 (the “DBA”), and that Veolia fraudulently concealed certain miscalculations and design flaws during contract negotiations and continued to conceal and fraudulently misrepresent the impact of certain design changes post-execution of the DBA. On March 13, 2020, Veolia filed a separate suit against the Company, Antero Resources, and certain of the Company’s wholly owned subsidiaries (collectively, the “Antero Defendants”) in Denver County, Colorado. In its lawsuit, Veolia asserted breach of contract and equitable claims against the Antero Defendants for alleged failures under the DBA. Veolia’s suit was consolidated into the action filed by Antero Treatment.

Veolia and the Antero Defendants each filed partial motions to dismiss and motions for summary judgment directed at certain claims asserted by the opposing party. A bench trial on the remaining claims was held from January 24 through February 10, 2022 and concluded on February 24, 2022. At trial, Antero Treatment sought damages from Veolia of approximately $450 million, which represents the Company’s out-of-pocket costs associated with the Clearwater Facility project. In the alternative, Antero Treatment sought damages related to multiple breaches of the DBA, totaling approximately $370 million. Also, at trial, Veolia sought monetary damages of approximately $118 million, including alleged delay and extra-contractual costs and a contract balance relating to an allegation that Antero Defendants improperly terminated the DBA.

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded approximately $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023 the Court entered judgment in favor of Antero Treatment in the amount of $309,183,975 in damages, which includes pre-judgment interest. Antero was also awarded costs and attorneys’ fees, the amount of which will be determined in separate proceedings. The judgment remains subject to appeal and applicable post-judgment proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AM.” On February 10, 2023, shares of our common stock were held by 40 holders of record. The number of holders does not include the holders for whom shares of our common stock are held in a “nominee” or “street” name. In addition, as of February 10, 2023, Antero Resources and its subsidiaries owned 139,042,345 shares of our common stock, which represented a 29.1% interest in us.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
October 1, 2022 – October 31, 2022	11,812	$9.79	—	$149,767,409
November 1, 2022 – November 30, 2022	—	—	—	N/A
December 1, 2022 – December 31, 2022	—	—	—	N/A
Total	11,812	$9.79	—	$149,767,409
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended December 31, 2022, we did not make any repurchases under this program. Our share repurchase program will be subject to the new 1% excise tax on stock repurchases imposed under the IRA 2022 for all repurchases on or after January 1, 2023.

Dividends

On January 11, 2023, the Board declared an aggregate cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended December 31, 2022. The dividend was paid on February 8, 2023 to stockholders of record as of January 25, 2023.

The Board also declared a cash dividend of $138 thousand on shares of our Series A Non-Voting Perpetual Preferred Stock, par value $0.01 (the “Series A Preferred Stock”), that was paid on February 14, 2023 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 12—Equity and Earnings Per Common Share to our consolidated financial statements. As of December 31, 2022, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

The amount and timing of future payment of cash dividends on our common stock, if any, is within the discretion of the Board and will depend on our earnings, capital requirements, financial condition and other relevant factors

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2017, in each of (i) our predecessor’s, AMGP, common shares through March 12, 2019 and our common stock thereafter (assuming reinvestment of dividends), (ii) the Standard & Poor’s 500 (“S&P 500”) Index and (iii) the Alerian Midstream Energy (“AMNA”) Index. We believe the AMNA Index is meaningful because it is an independent, objective view of the performance of similarly-sized midstream energy companies.

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

Asset Acquisitions

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

Additionally, on December 21, 2022, we acquired certain Utica compression assets from EnLink for $10 million in cash, before closing adjustments, which was funded by borrowings under our Credit Facility. These assets include four compressor stations with approximately 380 MMcf/d of compression capacity. The acquired compression assets are interconnected with the Company’s existing low pressure and high pressure gathering systems and service Antero Resources’ production. Current throughput of the assets is approximately 100 MMcf/d. See Note 6—Property and Equipment to the consolidated financial statements for more information on our asset acquisitions.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil increased significantly during the year ended December 31, 2022 as compared to the year ended December 31, 2021. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, to the extent Antero Resources maintains a maintenance capital program as it has done in recent years, we do not expect to experience substantial variability in our throughput volumes resulting from volatile commodity prices.

Growth Incentive Fee Program with Antero Resources

Our 2019 gathering and compression agreement with Antero Resources includes a growth incentive fee program whereby we agreed to provide quarterly fee rebates to Antero Resources through December 31, 2023, contingent upon Antero Resources achieving volumetric growth targets on low pressure gathering. Antero Resources’ throughput on the acquired assets is not considered in the low pressure gathering volume targets. If actual low pressure volumes are below the lowest threshold for the respective period, Antero Resources will not earn a reduction in low pressure gathering fees.

The growth incentive fee rebate program expires December 31, 2023, and the following table summarizes the remaining low pressure gathering growth incentive targets through 2023:

	Low Pressure Gathering	Quarterly Fee
	Volume Growth Incentive	Reduction
	Targets (MMcf/d)	(in millions)
Calendar Year 2023
Threshold 1	>2,900 and <3,150	$12.0
Threshold 2	>3,150 and <3,400	$15.5
Threshold 3	>3,400	$19.0

Antero Resources earned $48 million in fee rebates during the year ended December 31, 2022 by achieving all four quarterly volumetric targets for the year. Antero Resources earned $12 million in fee rebates during the year ended December 31, 2021 by achieving the quarterly volumetric target during the fourth quarter of 2021.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. For example, the CPI for all urban consumers increased 8% from year ended December 31, 2021 to year ended December 31, 2022 as compared to the Federal Reserve’s stated goal of 2%. See “—Capital Resources and Liquidity—Capital Investment” for more information. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis.

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

Inflationary pressures and supply chain disruptions could result in further increases to our operating and capital costs that are not fixed. Additionally, these economic variables could lead to a renegotiation of contracts and/or supply agreements, among others. These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

COVID-19 Pandemic

We continue to operate throughout the COVID-19 pandemic, in some cases subject to federal, state and local regulations, and we have taken and continue to take steps to protect the health and safety of our workers. We have implemented protocols to reduce the risk of an outbreak within our field operations and offices, and these protocols have not impacted Antero Resources’ production, our throughput or our business activities. During 2022, we transitioned from a hybrid working arrangement for non-field level employees, which involved a combination of in-office and remote work-from-home arrangements, to an in-office working arrangement for all non-field level employees. We have been able to maintain a consistent level of effectiveness through these arrangements, including maintaining our day-to-day operations, our financial reporting systems and our internal control over financial reporting. We continue to monitor the COVID-19 environment in order to protect the health and safety of our employees.

Sources of Our Revenues

The following items are the primary components of our revenues:

●	Gathering and Processing. Our low pressure gathering, compression and high pressure gathering services support production operations for Antero Resources. Our gathering and processing revenues are driven by the volumes of natural gas we gather and compress. We receive a low pressure gathering fee per Mcf, a compression fee per Mcf and a high-pressure gathering fee per Mcf, as applicable, substantially all of which are subject to annual CPI-based adjustments. Additionally, our gathering and compression agreements provide for certain minimum volume commitments for gathering and compression services that run to 2032. Pursuant to our long-term contracts with Antero Resources, we have secured long-term dedications covering substantially all of Antero Resources’ current and future acreage for gathering and compression services. Our gathering and compression operations are substantially dependent upon natural gas production from Antero Resources’ upstream activity in its areas of operation. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. Although we expect that Antero Resources will continue to devote substantial resources to the development of oil and gas reserves, we have no control over this activity and Antero Resources has the ability to reduce or curtail such development at its discretion. See Note 5—Revenue to the consolidated financial statements for more information on our gathering and compression agreements.
●	Water Handling. Our fresh water delivery systems and other fluid handling services support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract. Our water handling revenues are driven by quantities of fresh water delivered to our customers to support their well completion operations and produced water transported, blended and/or disposed. We receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Our other fluid handling services include wastewater handling, blending and high-rate transfer services. For other fluid handling services provided by us, we charge Antero Resources a cost of service fee. For other fluid handling services provided by third-parties, we charge Antero Resources a fee based on our third-party out-of-pocket costs plus 3%. We have a long-term water services agreement covering Antero Resources’ 553,000 gross acres in West Virginia and Ohio, with a right of first offer on all future areas of operation. The initial term of the water services agreement runs to 2035. Our water handling operations are substantially dependent upon the number of wells drilled and completed by Antero Resources, as well as Antero Resources’ production. As of December 31, 2022, Antero Resources had disclosed estimated net proved reserves of 17.8 Tcfe, of which 58% was natural gas, 41% were NGLs and 1% was oil. As of December 31, 2022, Antero Resources’ drilling inventory consisted of 1,819 gross identified potential horizontal well locations, substantially all of which were on acreage dedicated to us, providing us with significant opportunity for future capital investments as Antero Resources’ drilling program continues. See Note 5—Revenue to the consolidated financial statements for more information on our water services agreement.

Principal Components of Our Cost Structure

The following items are the primary components of our operating expenses:

●	Direct Operating. We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. We schedule and conduct preventative maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow. Gathering and compression operating costs consist primarily of labor, water disposal, pigging, fuel, monitoring, repair and maintenance, utilities and contract services. Gathering and compression operating costs vary with the miles of pipeline and number of compressor stations in our gathering and compression system. Fresh water operating expenses consist primarily of labor, pigging, monitoring, repair and maintenance and contract services. Fresh water operating costs vary with the miles of pipeline, number of pumping stations and to a lesser extent the number of well completions in the Appalachian Basin for which we deliver fresh water and number of impoundments in our water system. Other fluid handling costs, relate to contract services performed by us and third parties. Our other fluid handling costs consist of labor, monitoring and repair and maintenance costs. The other primary drivers of our direct operating expense include maintenance and contract services, regulatory and compliance expense and ad valorem taxes.
●	General and Administrative. Our general and administrative expenses include direct charges incurred by us and costs charged by Antero Resources. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. Management believes these allocation methodologies are reasonable. Equity-based compensation includes (i) costs allocated to Antero Midstream by Antero Resources for grants made prior to March 12, 2019 pursuant to the Antero Resources Corporation Long-Term Incentive Plan and (ii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan.

●	Depreciation. Depreciation consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year. Depreciation is computed over the asset’s estimated useful life using the straight-line basis. See Note 6—Property and Equipment to our consolidated financial statements for additional information on our asset classes and estimated lives of our assets.
●	Impairment. We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to their estimated fair value.
●	Interest. We have typically financed a portion of our cash requirements with borrowings under our revolving credit facility and with senior unsecured notes. Our interest expense also includes amortization of deferred financing costs incurred in connection with our revolving credit facility and senior notes and amortization of senior notes premiums. See Note 8—Long-Term Debt to our consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements” for additional information on our debt agreements.
●	Income tax expense. We are subject to state and federal income taxes but are currently not in a cash tax paying position with respect to state and federal income taxes. The difference between our financial statement income tax expense and our current U.S. federal income tax liability is primarily due to the differences in the tax and financial statement treatment of our investment in Antero Midstream Partners. We have recorded deferred income tax expense to the extent our deferred tax liabilities exceed our deferred tax assets. Our deferred tax assets result primarily from net operating loss carryforwards. As of December 31, 2022, we had approximately $415 million of U.S. federal NOL carryforwards, and approximately $478 million of state NOL carryforwards. The Company currently considers all of its deferred tax assets, except for those related to charitable contributions, realizable. The amount of deferred tax assets considered realizable, however, could change as we generate taxable income or as estimates of future taxable income are reduced. See Note 7—Income Taxes to our consolidated financial statements for a discussion of our deferred tax position and income tax expense.

How We Evaluate Our Operations

We use a variety of financial and operational metrics to evaluate our performance. These metrics help us identify factors and trends that impact our operating results, profitability and financial condition. The following are the key metrics we use to evaluate our business:

●	Adjusted EBITDA. We use Adjusted EBITDA as a corporate-level performance measure to assess the ability of our assets to generate cash sufficient to pay interest costs, support indebtedness and return capital to stockholders. Adjusted EBITDA is a non-GAAP financial measure. See “—Non-GAAP Financial Measures” below for more information regarding this financial measure, including a reconciliation to its most directly comparable GAAP measure.
●	Gathering and Compression Throughput. We must continually obtain additional supplies of natural gas to maintain or increase throughput on our systems. Our ability to maintain existing supplies of natural gas and obtain additional supplies is primarily impacted by (i) our acreage dedication and the level of successful drilling activity by Antero Resources and (ii) the potential for acreage dedications with and successful drilling by third-party producers. Any increase in our throughput volumes over the near term will likely be driven by Antero Resources continuing its drilling and development activities on its Appalachian Basin acreage.
●	Water Handling Volumes. Our fresh water volumes are primarily driven by hydraulic fracturing activities conducted as part of well completions. Our other fluid handling volumes are driven by hydraulic fracturing activities and produced water volumes, which are primarily a function of Antero Resources’ completion activities and production. Antero Resources’ consolidated acreage position allows us to provide fresh water and other fluid handling services for Antero Resources’ completion activities in a more efficient manner. However, to the extent that Antero Resources’ drilling and completion schedule is not met, or Antero Resources uses less fresh water and other fluid handling services in its well completion operations than expected (for example, due to a reduction in completions), and production declines, our water volumes may decline.

Results of Operations

We have two operating segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the Joint Venture and Stonewall. The Joint Venture and Stonewall provide processing, fractionation and high-pressure gas gathering services in the Appalachian Basin. The water handling segment includes (i) two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

The operating results of our reportable segments were as follows:

	Year Ended December 31, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$761,737	218,621	—	980,358
Revenue–third-party	—	516	—	516
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	712,651	185,551	—	898,202
Operating expenses:
Direct operating	65,983	91,137	—	157,120
General and administrative (excluding equity-based compensation)	26,261	20,317	3,731	50,309
Equity-based compensation	10,119	2,500	910	13,529
Facility idling	—	3,997	—	3,997
Depreciation	59,692	49,098	—	108,790
Impairment of property and equipment	4,608	434	—	5,042
Accretion of asset retirement obligations	—	460	—	460
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	170,291	167,943	4,641	342,875
Operating income	542,360	17,608	(4,641)	555,327
Other income (expense):
Interest expense, net	—	—	(175,281)	(175,281)
Equity in earnings of unconsolidated affiliates	90,451	—	—	90,451
Loss on early extinguishment of debt	—	—	(21,757)	(21,757)
Total other income (expense)	90,451	—	(197,038)	(106,587)
Income before income taxes	632,811	17,608	(201,679)	448,740
Income tax expense	—	—	(117,123)	(117,123)
Net income and comprehensive income	$632,811	17,608	(318,802)	331,617

Adjusted EBITDA (2)				$876,438
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures”.

	Year Ended December 31, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$791,265	244,770	—	1,036,035
Revenue–third-party	—	2,622	—	2,622
Gathering—low pressure fee rebate	(48,000)	—	—	(48,000)
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	706,179	213,806	—	919,985
Operating expenses:
Direct operating	75,889	104,365	—	180,254
General and administrative (excluding equity-based compensation)	24,578	13,080	4,813	42,471
Equity-based compensation	14,394	4,415	845	19,654
Facility idling	—	4,166	—	4,166
Depreciation	81,390	50,372	—	131,762
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	222	—	222
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(2,120)	(131)	—	(2,251)
Total operating expenses	195,261	179,600	5,658	380,519
Operating income	510,918	34,206	(5,658)	539,466
Other income (expense):
Interest expense, net	—	—	(189,948)	(189,948)
Equity in earnings of unconsolidated affiliates	94,218	—	—	94,218
Total other income (expense)	94,218	—	(189,948)	(95,730)
Income before income taxes	605,136	34,206	(195,606)	443,736
Income tax expense	—	—	(117,494)	(117,494)
Net income and comprehensive income	$605,136	34,206	(313,100)	326,242

Adjusted EBITDA (2)				$884,226
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures”.

The operating data for Antero Midstream is as follows:

	Year Ended		Amount of
	December 31,		Increase	Percentage
	2021	2022	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	1,060,444	1,088,036	27,592	3%
Compression (MMcf)	1,006,366	1,034,052	27,686	3%
Gathering—high pressure (MMcf)	1,037,094	1,027,459	(9,635)	(1)%
Fresh water delivery (MBbl)	34,572	37,685	3,113	9%
Other fluid handling (MBbl)	16,930	19,059	2,129	13%
Wells serviced by fresh water delivery	75	76	1	1%
Gathering—low pressure (MMcf/d)	2,905	2,981	76	3%
Compression (MMcf/d)	2,757	2,833	76	3%
Gathering—high pressure (MMcf/d)	2,841	2,815	(26)	(1)%
Fresh water delivery (MBbl/d)	95	103	8	8%
Other fluid handling (MBbl/d)	46	52	6	13%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf) (1)	$0.33	0.34	0.01	3%
Average compression fee ($/Mcf)	$0.20	0.21	0.01	3%
Average gathering—high pressure fee ($/Mcf)	$0.20	0.21	0.01	3%
Average fresh water delivery fee ($/Bbl)	$3.97	4.07	0.10	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	543,649	540,052	(3,597)	(1)%
Fractionation—Joint Venture (MBbl)	13,644	13,022	(622)	(5)%
Processing—Joint Venture (MMcf/d)	1,489	1,480	(9)	(1)%
Fractionation—Joint Venture (MBbl/d)	37	36	(1)	(3)%
(1)	The year ended December 31, 2021 average realized fee does not include $2.4 million of low pressure gathering fee revenues which volumes relate to prior periods.

Revenues. Total revenues increased by $22 million, from $898 million for the year ended December 31, 2021, to $920 million for the year ended December 31, 2022. Amortization of customer relationships was $71 million during the years ended December 31, 2021 and 2022. Gathering and processing revenues decreased by 1%, from $713 million for the year ended December 31, 2021 to $706 million for the year ended December 31, 2022. Water handling revenues increased by 15%, from $185 million for the year ended December 31, 2021 to $214 million for the year ended December 31, 2022. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue decreased $22 million period over period primarily due to $36 million in higher fee rebates to Antero Resources during the year ended December 31, 2022, partially offset by a 3% increase in the low pressure gathering rate as a result of the annual CPI-based adjustment and by increased throughput volumes of 28 Bcf, or 76 MMcf/d. Low pressure gathering volumes increased between periods primarily due to 327 additional wells being connected to our system since December 31, 2021, of which 253 wells are from our asset acquisitions that closed during the fourth quarter of 2022.
●	Compression revenue increased $11 million period over period due to a 3% increase in the compression rate as a result of the annual CPI-based adjustment, as well as increased throughput volumes of 28 Bcf, or 76 MMcf/d and our asset acquisitions during the fourth quarter of 2022. Compression volumes increased primarily due to additional wells connected to our system since December 31, 2021 and 12 compressor stations that were acquired during the fourth quarter of 2022.
●	High pressure gathering revenue increased $4 million period over period due to a 3% increase to the high pressure gathering rate as a result of the annual CPI-based adjustment partially offset by decreased throughput volumes of 10 Bcf, or 26 MMcf/d. The high pressure gathering volumes decreased period over period primarily as a result of higher production from Antero Resources that was subject to a third-party high pressure gathering acreage dedication, partially offset by 74 new wells connected to our high pressure system since December 31, 2021. The assets we acquired during the year ended

December 31, 2022 were connected to our high pressure system prior to such acquisitions, and therefore, the 253 wells connected to such assets were already gathered by our existing high-pressure gathering system.

Water Handling

●	Fresh water delivery revenue increased $16 million period over period primarily due to increased fresh water delivery volumes of 3 MMBbl, or 8 MBbl/d and a 3% increase to the fresh water delivery rate as a result of the annual CPI-based adjustment.
●	Other fluid handling services revenue increased $13 million period over period primarily due to increased costs, partially due to inflationary pressures that impact our cost plus 3% and cost of service rates, and increased other fluid handling volumes of 2 MMBbl, or 6 MBbl/d.

Direct operating expenses. Total direct operating expenses increased by 15%, from $157 million for the year ended December 31, 2021 to $180 million for the year ended December 31, 2022. Gathering and processing direct operating expenses increased 15% from $66 million for the year ended December 31, 2021 to $76 million for the year ended December 31, 2022 primarily due to (i) higher throughput volumes between periods, (ii) 12 acquired compressors that came online during the fourth quarter of 2022 and (iii) higher chemical, fuel, labor and heavy maintenance expense. Water handling direct operating expenses increased by 15%, from $91 million for the year ended December 31, 2021 to $104 million for the year ended December 31, 2022 primarily due to increased water blending locations, trucking rates, labor costs and Utica fresh water deliveries between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased 16%, from $50 million for the year ended December 31, 2021 to $42 million for the year ended December 31, 2022 primarily due to (i) lower legal costs associated with the Veolia legal matter between periods and (ii) lower costs allocated to us from Antero Resources.

Equity-based compensation expenses. Equity-based compensation expenses increased by 45% from $14 million to $20 million for the years ended December 31, 2021 and 2022, respectively, primarily due to an increase in the annual equity awards granted during the year ended December 31, 2022 compared to prior years.

Facility idling expenses. Facility idling expenses remained consistent at $4 million for each of the years ended December 31, 2021 and 2022.

Depreciation expense. Total depreciation expense increased by 21% from $109 million for the year ended December 31, 2021 to $132 million for the year ended December 31, 2022. This increase is primarily due to (i) $16 million for a phased early retirement of an underutilized compressor station, (ii) $6 million related to gathering and processing system assets placed in service during 2022 and (iii) $1 million for our asset acquisitions during the fourth quarter of 2022. The phased early retirement of an underutilized compressor station began in the second quarter of 2022 and will be completed by the first half of 2023, and allows us to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and/or (ii) contribute to a new compressor station. There are certain costs associated with the underutilized compressor station that cannot be relocated or reused, and such costs will be fully depreciated during the first half of 2023.

Impairment of property and equipment expense. Impairment of property and equipment expense of $5 million for the year ended December 31, 2021 was primarily a lower of cost or net realizable value adjustment for pipe inventory. Impairment of property and equipment expense of $4 million for the year ended December 31, 2022 was primarily due to (i) a write-down of the Clearwater Facility related to the retirement obligation for the facility and (ii) cancelled projects.

Loss (gain) on asset sale. Loss on asset sale of $4 million for the year ended December 31, 2021 primarily relates to the sale of excess pipe inventory. Gain on asset sale of $2 million for the year ended December 31, 2022 primarily relates to (i) the sale of four compressor engines, (ii) reimbursement of certain cancelled projects and (iii) sale of miscellaneous equipment and excess pipe inventory.

Interest expense. Interest expense increased by 8%, from $175 million for the year ended December 31, 2021 to $190 million for the year ended December 31, 2022 primarily due to (i) the issuance of $750 million of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) on June 8, 2021, (ii) increased interest rates on our Credit Facility due to higher benchmark rates during the year ended December 31, 2022, and (iii) increased borrowings on our Credit Facility due to our asset acquisitions, partially offset by the redemption of all $650 million of the 2024 Notes on June 8, 2021.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 4%, from $90 million for the year ended December 31, 2021 to $94 million for the year ended December 31, 2022 primarily due to higher Joint Venture earnings as a result of annual CPI-based adjustments for processing and fractionation fees, partially offset by lower processed volumes at the Joint Venture between periods.

Loss on early extinguishment of debt. Loss on early extinguishment of debt for the year ended December 31, 2021 of $22 million primarily relates to the redemption of all $650 million of the 2024 Notes at a premium to par of $17 million as well as the write-off of $6 million of unamortized deferred financing costs, partially offset by $2 million of unamortized premium. There was no loss on early extinguishment of debt for the year ended December 31, 2022.

Income tax expense. Income tax expense remained consistent for the years ended December 31, 2021 and 2022 at $117 million, which reflects effective tax rates of 26.1% and 26.5%, respectively.

Net income. Net income decreased by 2% from $332 million for the year ended December 31, 2021 to $326 million for the year ended December 31, 2022. The decrease between periods was primarily related to higher direct operating costs, depreciation expense and interest expense and lower gathering and processing revenues, partially offset by higher water handling revenues, higher equity in earnings from unconsolidated affiliates and lower general and administrative costs.

Adjusted EBITDA. Adjusted EBITDA increased by 1%, from $876 million for the year ended December 31, 2021 to $884 million for the year ended December 31, 2022. The increase between periods was primarily due to higher water handling revenues and lower general and administrative costs, excluding equity-based compensation, partially offset by higher direct operating costs and lower gathering and processing revenues. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” in our 2021 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2021.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flows, available borrowings under our Credit Facility and capital market transactions. See Note 8—Long-Term Debt to our consolidated financial statements. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program, expected quarterly cash dividends and share repurchases under our share repurchases program for at least the next 12 months.

During the year ended December 31, 2022, we paid dividends of $0.90 per share, or a total of $433 million, to holders of our common stock, as applicable, and we paid $550 thousand of dividends on our Series A Preferred Stock. On January 11, 2023, the Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended December 31, 2022 paid on February 8, 2023 to stockholders of record as of January 25, 2023. The Board also declared an aggregate cash dividend of $138 thousand on our Series A Preferred Stock that was paid on February 14, 2023. As of December 31, 2022, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

As of December 31, 2022, we did not have any off-balance sheet arrangements.

Cash Flows

The following table and discussion presents a summary of our net cash provided by (used in) operating activities, investing activities and financing activities for the periods indicated:

	Year Ended December 31,
(in thousands)	2021	2022
Net cash provided by operating activities	$709,752	699,604
Net cash used in investing activities	(233,242)	(493,826)
Net cash used in financing activities	(477,150)	(205,778)
Net decrease in cash and cash equivalents	$(640)	—

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

Operating Activities. Net cash provided by operating activities was $710 million and $700 million for the years ended December 31, 2021 and 2022, respectively. The decrease in net cash provided by operating activities between periods was primarily the due to (i) $16 million in income tax refunds received during the year ended December 31, 2021 from certain net operating loss carryback provisions included in the Coronavirus Aid, Relief, and Economic Security Act that was enacted in March 2020, (ii) higher direct operating costs, (iii) lower gathering and processing revenues, (iv) higher asset retirement obligation settlement costs and (v) higher interest expense payments, partially offset by higher water handling revenues and lower general and administrative costs, excluding equity-based compensation.

Investing Activities. Net cash flows used in investing activities was $233 million and $494 million for the years ended December 31, 2021 and 2022, respectively. The increase in cash flows used in investing activities between periods was primarily due to (i) gathering systems and facilities asset acquisitions of $217 million during the year ended December 31, 2022, (ii) an increase in capital spending for expansion of our gathering systems of $41 million and (iii) an increase in capital spending for expansion of our water handling systems of $25 million, partially offset by a $17 million return of capital distribution from the Joint Venture for a processing plant held in inventory that was sold by the Joint Venture during 2022 and an increase in asset sale proceeds of $4 million between periods.

Financing Activities. Net cash used in financing activities was $477 million and $206 million for the years ended December 31, 2021 and 2022, respectively. The decrease in net cash used in financing activities between periods is primarily related to lower debt repurchases, higher net borrowings on our Credit Facility and lower total dividends paid to our common stockholders and preferred stockholders, partially offset by lower debt issuances. Net cash used in financing activities for the year ended December 31, 2021 included: (i) issuance of the 2029 Notes of $750 million; (ii) repayment of the 2024 Notes of $667 million, which includes the redemption premium at 102.688% of par, (iii) total dividends to our common stockholders and preferred stockholders of $472 million; (iv) $66 million in net payments on the Credit Facility; and (v) $17 million in deferred financing costs payments associated with the issuance of the 2029 Notes and the senior secured revolving credit facility amendment. Net cash used in financing activities for the year ended December 31, 2022 included net borrowings of $235 million on our Credit Facility and total dividends to our common stockholders and preferred stockholders of $433 million

Year Ended December 31, 2020 Compared to Year Ended December 31, 2021

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion of the cash flows for the year ended December 31, 2020 compared to the year ended December 31, 2021.

Capital Investments

Our capital expenditures for the year ended December 31, 2022 were $265 million, including $209 million for gathering and compression infrastructure and $73 million for water infrastructure, partially offset by a $17 million return of capital distribution from the Joint Venture for a processing plant held in inventory that was sold by the Joint Venture during year ended December 31, 2022.

Our 2023 capital budget is $195 million to $215 million, which includes growth capital supporting the increased volumes expected from Antero Resources’ drilling partnership in addition to its maintenance capital program for 2023. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate consistent cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control.

Debt Agreements

Credit Facility

Antero Midstream Partners, as borrower (the “Borrower”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, has a senior secured revolving credit facility with a consortium of banks. On October 26, 2021, we entered into an amended and restated senior secured revolving credit facility, the Credit Facility. The Credit Facility provides for borrowing under either Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as each term is defined in the Credit Facility).

The Credit Facility has lender commitments of $1.25 billion and matures on October 26, 2026; provided that if on November 17, 2025 any of the 7.875% senior notes due May 15, 2026 (the “2026 Notes”) are outstanding, the Credit Facility will mature on such date. As of December 31, 2022, we had $782 million of borrowings and no letters of credit outstanding under the Credit Facility.

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

We were in compliance with the applicable covenants and ratios as of December 31, 2022.

See Note 8—Long-Term Debt to the consolidated financial statements for more information on our Credit Facility.

Senior Notes

The following table summarizes the material terms of our senior unsecured notes as of December 31, 2022:

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

See Note 8—Long-Term Debt to the consolidated financial statements for more information.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairments, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss on early extinguishment of debt, loss on settlement of asset retirement obligations, loss (gain) on asset sale and including distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Year Ended December 31,
(in thousands)	2021	2022
Net income	$331,617	326,242
Interest expense, net	175,281	189,948
Income tax expense	117,123	117,494
Depreciation expense	108,790	131,762
Amortization of customer relationships	70,672	70,672
Equity-based compensation	13,529	19,654
Impairment of property and equipment	5,042	3,702
Accretion of asset retirement obligations	460	222
Equity in earnings of unconsolidated affiliates	(90,451)	(94,218)
Distributions from unconsolidated affiliates	118,990	120,460
Loss on early extinguishment of debt	21,757	—
Loss on settlement of asset retirement obligations	—	539
Loss (gain) on asset sale	3,628	(2,251)
Adjusted EBITDA	$876,438	884,226

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

We utilized a combination of approaches to estimate the fair value of our assets including the discounted cash flow approach, comparable company method and the cost approach, whereby certain property and equipment was adjusted for recent purchases of similar items, economic and functional obsolescence, location, normal useful lives and capacity (if applicable). We performed our first quarter of 2020 quantitative analysis using a weighted-average cost of capital of 18.0%, which was based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

Property and Equipment

Property and equipment primarily consists of gathering pipelines, compressor stations and the water handling assets. We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, future volumes, discount rates and future capital requirements.

We utilized a discounted cash flow approach to estimate the fair value of our assets. We performed our first quarter of 2020 quantitative analysis using a weighted-average cost of capital of 19.0%, which was based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

Contingent Acquisition Consideration

In connection with our September 2015 acquisition of certain water handling assets, we agreed to pay Antero Resources (a) $125 million in cash if we delivered 176 million barrels or more of fresh water during the period between January 1, 2017 and December 31, 2019 and (b) an additional $125 million in cash if we delivered 219 million barrels or more of fresh water during the period between January 1, 2018 and December 31, 2020. This contingent consideration liability was valued based on Level 3 inputs related to the expected average volumes and weighted average cost of capital and was recorded at the time of such acquisition in accordance with accounting guidance for business combinations. In January 2020, Antero Midstream Partners paid Antero Resources $125 million and, as of December 31, 2020, no additional contingent acquisition consideration was earned.

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

New Accounting Pronouncements

See Note 2—Summary of Significant Accounting Policies to our consolidated financial statements for information on new accounting pronouncements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of December 31, 2022, we had $782 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $6 million increase in interest expense for the year ended December 31, 2022.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 in this Annual Report on Form 10-K.

Item 9B. Other Information

Amended and Restated Bylaws

On February 14, 2023, the Board approved an amendment and restatement of the Company’s bylaws (as amended and restated, the “A&R Bylaws”), effective as of such date. Among other matters, the A&R Bylaws:

●	revise procedures and disclosure requirements for the nomination of directors to address new Rule 14a-19 of the Exchange Act; and

●	make other minor administrative, modernizing, clarifying and conforming changes, including adding certain clarifying language to better conform the A&R Bylaws to the DGCL.

The foregoing summary of the amendments to the Company’s bylaws does not purport to be complete and is qualified in its entirety by reference to the complete text of the A&R Bylaws, a copy of which is filed as Exhibit 3.3 to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9C. disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related STOCKHOLDER Matters

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2023 Annual Meeting of Stockholders.

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

3.3*	Amended and Restated Bylaws of Antero Midstream Corporation, dated February 14, 2023.
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

10.21†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Midstream Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on July 27, 2022).

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

101*

The following financial information from this Form 10-K of Antero Midstream Corporation for the year ended December 31, 2022, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income (Loss), (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	February 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director,
/s/ PAUL M. RADY	President and Chief Executive Officer	February 15, 2023
Paul M. Rady	(principal executive officer)

Chief Financial Officer,
/s/ BRENDAN E. KRUEGER	Vice President – Finance and Treasurer	February 15, 2023
Brendan E. Krueger	(principal financial officer)

Senior Vice President – Accounting and
/s/ SHERI L. PEARCE	Chief Accounting Officer	February 15, 2023
Sheri L. Pearce	(principal accounting officer)

/s/ MICHAEL N. KENNEDY	Director and Senior Vice President – Finance	February 15, 2023
Michael N. Kennedy

/s/ NANCY E. CHISHOLM	Director	February 15, 2023
Nancy E. Chisholm

/s/ PETER A. DEA	Director	February 15, 2023
Peter A. Dea

/s/ W. HOWARD KEENAN, JR.	Director	February 15, 2023
W. Howard Keenan, Jr.

/s/ DAVID H. KEYTE	Director	February 15, 2023
David H. Keyte

/s/ BROOKS J. KLIMLEY	Director	February 15, 2023
Brooks J. Klimley

/s/ JANINE J. MCARDLE	Director	February 15, 2023
Janine J. McArdle

/s/ JOHN C. MOLLENKOPF	Director	February 15, 2023
John C. Mollenkopf

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Midstream Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Midstream Corporation and subsidiaries (the Company) as of December 31, 2021 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control –Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Critical Audit Matter

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

Lease classification for ongoing modifications to the gathering and compression assets

As discussed in Note 5 to the consolidated financial statements, the Company determined that the gathering and compression agreements with Antero Resources Corporation are operating leases. The Company continues to expand its gathering and compression system to serve its customer and, as a result, the minimum volume commitments and the lease payments increase for the expanded system. The increases in volume commitments and lease payments are modifications of the agreements that require evaluation of the lease classification.

We identified the evaluation of lease classification for ongoing modifications to the gathering and compression assets as a critical audit matter. The evaluation of lease classification for these modified leases, including evaluating the economic life as a key estimate, required significant judgment.

The primary procedures we performed to address this critical audit matter included the following. We evaluated the design and tested the operating effectiveness of the internal control over the Company’s process for identifying lease modifications and evaluating lease classification for those modifications, including the review and approval of the Company’s lease modifications and the Company’s evaluation of the lease classification. We evaluated the Company’s accounting memoranda and documentation underlying the accounting conclusions reached, including application of relevant accounting guidance in regard to the modification accounting and subsequent lease classification. We evaluated the economic life used in the determination of lease classification by comparing it to relevant industry publications. We evaluated fixed assets that are placed in service for new minimum volume commitments which would require reassessment of the lease.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado

February 15, 2023

ANTERO MIDSTREAM CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2021	2022
Assets
Current assets:
Accounts receivable–Antero Resources	$81,197	86,152
Accounts receivable–third party	747	575
Income tax receivable	940	940
Other current assets	920	1,326
Total current assets	83,804	88,993

Property and equipment, net	3,394,746	3,751,431
Investments in unconsolidated affiliates	696,009	652,767
Customer relationships	1,356,775	1,286,103
Other assets, net	12,667	12,026
Total assets	$5,544,001	5,791,320

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,956	5,436
Accounts payable–third party	23,592	22,865
Accrued liabilities	80,838	72,715
Other current liabilities	4,623	1,061
Total current liabilities	114,009	102,077
Long-term liabilities:
Long-term debt	3,122,910	3,361,282
Deferred income tax liability	13,721	131,215
Other	6,663	4,428
Total liabilities	3,257,303	3,599,002

Stockholders' Equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2021 and 2022
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2021 and 2022	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 477,495 and 478,497 issued and outstanding as of December 31, 2021 and 2022, respectively	4,775	4,785
Additional paid-in capital	2,414,398	2,104,740
Retained earnings (accumulated deficit)	(132,475)	82,793
Total stockholders' equity	2,286,698	2,192,318
Total liabilities and stockholders' equity	$5,544,001	5,791,320

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Operations and Comprehensive Income (Loss)

(In thousands, except per share amounts)

	Year Ended December 31,
	2020	2021	2022
Revenue:
Gathering and compression–Antero Resources	$711,459	749,737	743,265
Water handling–Antero Resources	259,932	218,621	244,770
Water handling–third party	—	516	2,622
Amortization of customer relationships	(70,672)	(70,672)	(70,672)
Total revenue	900,719	898,202	919,985
Operating expenses:
Direct operating	165,386	157,120	180,254
General and administrative (including $12,778, $13,529 and $19,654 of equity-based compensation in 2020, 2021 and 2022, respectively)	52,213	63,838	62,125
Facility idling	15,219	3,997	4,166
Depreciation	108,790	108,790	131,762
Impairment of property and equipment	98,179	5,042	3,702
Impairment of goodwill	575,461	—	—
Accretion of asset retirement obligations	180	460	222
Loss on settlement of asset retirement obligations	—	—	539
Loss (gain) on asset sale	2,929	3,628	(2,251)
Total operating expenses	1,018,357	342,875	380,519
Operating income (loss)	(117,638)	555,327	539,466
Other income (expense):
Interest expense, net	(147,007)	(175,281)	(189,948)
Equity in earnings of unconsolidated affiliates	86,430	90,451	94,218
Loss on early extinguishment of debt	—	(21,757)	—
Total other expense	(60,577)	(106,587)	(95,730)
Income (loss) before income taxes	(178,215)	448,740	443,736
Income tax benefit (expense)	55,688	(117,123)	(117,494)
Net income (loss) and comprehensive income (loss)	$(122,527)	331,617	326,242

Net income (loss) per share–basic	$(0.26)	0.69	0.68
Net income (loss) per share–diluted	$(0.26)	0.69	0.68

Weighted average common shares outstanding:
Basic	478,278	477,270	478,232
Diluted	478,278	479,736	480,300

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Additional	Retained Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2019	$—	484,042	$4,840	3,480,139	(341,565)	3,143,414
Dividends to stockholders	—	—	—	(590,190)	—	(590,190)
Equity-based compensation	—	—	—	12,778	—	12,778
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	507	5	(481)	—	(476)
Repurchases and retirement of common stock	—	(7,910)	(79)	(24,634)	—	(24,713)
Net loss and comprehensive loss	—	—	—	—	(122,527)	(122,527)
Balance at December 31, 2020	—	476,639	4,766	2,877,612	(464,092)	2,418,286
Dividends to stockholders	—	—	—	(471,721)	—	(471,721)
Equity-based compensation	—	—	—	13,529	—	13,529
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	856	9	(5,022)	—	(5,013)
Net income and comprehensive income	—	—	—	—	331,617	331,617
Balance at December 31, 2021	—	477,495	4,775	2,414,398	(132,475)	2,286,698
Dividends to stockholders	—	—	—	(322,401)	(110,974)	(433,375)
Equity-based compensation	—	—	—	19,654	—	19,654
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,002	10	(6,911)	—	(6,901)
Net income and comprehensive income	—	—	—	—	326,242	326,242
Balance at December 31, 2022	$—	478,497	$4,785	2,104,740	82,793	2,192,318

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2021	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$(122,527)	331,617	326,242
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	108,790	108,790	131,762
Accretion of asset retirement obligations	180	460	222
Payment of contingent consideration in excess of acquisition date fair value	(8,076)	—	—
Impairment	673,640	5,042	3,702
Deferred income tax expense (benefit)	(171)	117,123	117,494
Equity-based compensation	12,778	13,529	19,654
Equity in earnings of unconsolidated affiliates	(86,430)	(90,451)	(94,218)
Distributions from unconsolidated affiliates	98,858	118,990	120,460
Amortization of customer relationships	70,672	70,672	70,672
Amortization of deferred financing costs	4,503	5,549	5,716
Settlement of asset retirement obligations	(2,183)	(1,385)	(5,454)
Loss on settlement of asset retirement obligations	—	—	539
Loss (gain) on asset sale	2,929	3,628	(2,251)
Loss on early extinguishment of debt	—	21,757	—
Changes in assets and liabilities:
Accounts receivable–Antero Resources	27,306	(7,475)	(3,354)
Accounts receivable–third party	1,434	904	723
Income tax receivable	(17,251)	16,311	—
Other current assets	155	550	(313)
Accounts payable–Antero Resources	716	792	782
Accounts payable–third party	1,201	695	7,973
Accrued liabilities	(13,142)	(7,346)	(747)
Net cash provided by operating activities	753,382	709,752	699,604
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(157,931)	(186,588)	(227,561)
Additions to water handling systems	(38,793)	(46,237)	(71,363)
Investments in unconsolidated affiliates	(25,267)	(2,070)	—
Return of investment in unconsolidated affiliate	—	—	17,000
Acquisition of gathering systems and facilities	—	—	(216,726)
Cash received in asset sale	822	1,653	5,726
Change in other assets	1,938	—	(98)
Change in other liabilities	—	—	(804)
Net cash used in investing activities	(219,231)	(233,242)	(493,826)
Cash flows provided by (used in) financing activities:
Dividends to stockholders	(589,640)	(471,171)	(432,825)
Dividends to preferred stockholders	(550)	(550)	(550)
Repurchases of common stock	(24,713)	—	—
Issuance of senior notes	550,000	750,000	—
Redemption of senior notes	—	(667,472)	—
Payments of deferred financing costs	(6,283)	(16,603)	(302)
Borrowings (repayments) on bank credit facilities, net	(346,000)	(66,300)	234,800
Payment of contingent acquisition consideration	(116,924)	—	—
Employee tax withholding for settlement of equity compensation awards	(476)	(5,013)	(6,901)
Other	(160)	(41)	—
Net cash used in financing activities	(534,746)	(477,150)	(205,778)
Net decrease in cash and cash equivalents	(595)	(640)	—
Cash and cash equivalents, beginning of period	1,235	640	—
Cash and cash equivalents, end of period	$640	—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$140,732	179,748	183,079
Cash received during the period for income taxes	$39,205	16,311	—
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(14,472)	26,995	(17,003)

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements

(1) Organization

Antero Midstream Corporation together with its consolidated subsidiaries (the “Company” or “Antero Midstream”), is a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources and its production and completion activity in the Appalachian Basin. The Company’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants and water handling assets. Antero Midstream provides midstream services to Antero Resources under long-term contracts.

The Company’s gathering and compression assets comprise of high and low pressure gathering pipelines, compressor stations and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in the Appalachian Basin. The Company’s water handling assets include two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, which portions of these systems are also utilized to transport flowback and produced water. The Company’s water handling assets also include other flowback and produced water treatment facilities.

Antero Midstream also has a 50% equity interest in the Joint Venture and a 15% equity interest in a gathering system of Stonewall. See Note 14—Investments in Unconsolidated Affiliates.

The Company’s corporate headquarters is located in Denver, Colorado.

(2)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2021 and 2022, and the results of the Company’s operations and its cash flows for the years ended December 31, 2020, 2021 and 2022. The Company has no items of other comprehensive income (loss); therefore, net income (loss) is equal to comprehensive income (loss).

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

Transactions between the Company and Antero Resources have been identified in the consolidated financial statements (see Note 4—Transactions with Affiliates).

(b)	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Antero Midstream Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the Company’s consolidated financial statements.

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

The Company provides gathering, compression and water handling services under fee-based contracts primarily based on throughput or at cost plus a margin. Certain of these contracts contain operating leases of the Company’s assets under GAAP. Under these arrangements, the Company receives fees for gathering, compression and water handling services. The revenue the Company earns from these arrangements is directly related to (i) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses and delivers to natural gas compression sites or other transmission delivery points, (ii) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (iii) in the case of other fluid handling services provided by third parties, the third-party costs the Company incurs plus 3% or (iv) in the case of other fluid handling services performed by the Company, a cost of service fee based on the costs incurred by the Company. The Company recognizes revenue when it satisfies a performance obligation by delivering a service to a customer or the use of leased assets to a customer. The Company includes lease revenue within revenues by service. See Note 5—Revenue.

(d)	Use of Estimates

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent liabilities. Items subject to estimates and assumptions include the useful lives of property and equipment, evaluating impairments of long-lived assets, goodwill and intangible assets, as well as the valuation of accrued liabilities and deferred and current income taxes, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

(e)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments.

(f)	Property and Equipment

Property and equipment primarily consists of (i) gathering pipelines, (ii) compressor stations, (iii) the wastewater treatment facility (the “Clearwater Facility”), (iv) other flowback and produced water facilities and (v) water handling pipelines and facilities stated at historical cost less accumulated depreciation, amortization and impairment. The Company capitalizes construction-related direct labor and material costs. Maintenance and repair costs are expensed as incurred.

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

The Company evaluates its long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable.  Generally, the basis for making such assessments is undiscounted future cash flow projections for the assets being assessed.  If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to the estimated fair values, which are based on discounted future cash flows using assumptions as to revenues, costs and discount rates typical of third-party market participants, which is a Level 3 fair value measurement. See Note 6— Property and Equipment for further information on property and equipment impairments.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

During the year ended December 31, 2022, the Company acquired certain Marcellus gas gathering and compression assets and Utica compression assets. These transactions were accounted for as asset acquisitions in accordance with FASB ASC Topic 805-50, Business Combinations, Related Issues (“ASC 805-50”). Accordingly, the acquired assets were recorded based upon the cash consideration paid, with all value assigned to Property and equipment in the consolidated balance sheets. See Note 6— Property and Equipment for further information on asset acquisitions.

(g)	Asset Retirement Obligations

The Company’s asset retirement obligations include its obligation to close, maintain and monitor landfill cells and support facilities. After the landfill is certified closed, the Company must continue to maintain and monitor the landfill for a post-closure period, which generally extends for 30 years. The Company records the fair value of its landfill retirement obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For the Company’s individual landfill cells, the required closure and post-closure obligations under the terms of its permits and its intended operation of the landfill cell are triggered and recorded when the cell is placed into service and salt is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting salt. Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs. Actual cash expenditures to perform closure and post-closure activities reduce the retirement obligation liabilities as incurred. After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation. Landfill retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a units-of-consumption basis as the disposal capacity is consumed. During the year ended December 31, 2021, the Company commenced closure and reclamation operations on the landfill, and such closure and reclamation operations are currently ongoing as of December 31, 2022.

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

The Company (i) is under no legal obligations, neither contractually nor under the doctrine of promissory estoppel, to restore or dismantle its gathering pipelines, compressor stations, water delivery pipelines, flowback and produced water facilities and the Clearwater Facility upon abandonment or (ii) intends to operate and maintain its assets as long as supply and demand for natural gas exists, which the Company expects to continue into the foreseeable future.

(h)	Litigation and Other Contingencies

A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company regularly reviews contingencies to determine the adequacy of our accruals and related disclosures. The ultimate amount of losses, if any, may differ from these estimates. Any contingency that could result in a gain is recorded when realized.

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

As of December 31, 2021 and 2022, the Company had not recorded any liabilities for litigation, environmental or other contingencies.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(i)	Equity-Based Compensation

The Company’s consolidated financial statements include equity-based compensation costs related to awards granted by its own plans, as in place before and after March 12, 2019, as well as costs allocated by Antero Resources for grants made prior to March 12, 2019. Costs allocated from Antero Resources are offset to additional paid in capital on the consolidated balance sheet. See Note 4—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to the Company. For awards granted under its own plan, the Company recognizes compensation cost related to all equity-based awards in the financial statements based on the estimated grant date fair value. The Company is authorized to grant various types of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, dividend equivalent awards and other types of awards. The grant date fair values of such awards are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. See Note 10—Equity-Based Compensation and Cash Awards.

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

In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act allows corporations with NOL carryforwards incurred in 2018, 2019 and 2020 to carryback such NOL carryforwards to each of the five years preceding the year of the NOL carryforwards, beginning with the earliest year in which there was taxable income, and claim an income tax refund in the applicable carryback years. As a result of this NOL carryforwards carryback provision in the CARES Act, the Company was able to recognize an income tax refund receivable in March 2020 of $55 million, including $11 million in income tax benefit for the current year and $44 million of previously recognized deferred income tax benefit. As of December 31, 2021, the Company had received all of this refund.

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

The carrying values on the consolidated balance sheet of the Company’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and, other current liabilities approximate fair values due to their short-term maturities. The Company uses certain valuation techniques in performing its annual goodwill impairment test described below and in determining the fair value of property and equipment. See Note 13—Fair Value Measurement.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(l)	Investments in Unconsolidated Affiliates

The Company uses the equity method to account for its investments in companies if the investment provides the Company with the ability to exercise significant influence over, but not control of, the operating and financial policies of the investee. The Company’s consolidated net income includes the Company’s proportionate share of the net income or loss of such companies. The Company’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Company’s ownership interest, representation on the Board of Directors and participation in policy-making decisions of the investee and material intercompany transactions. See Note 14—Investments in Unconsolidated Affiliates.

(m)	Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business.  Goodwill is not amortized, but rather is tested for impairment annually in the fourth quarter and when events or changes in circumstances indicate that the fair value of a reporting unit with goodwill has been reduced below its carrying value.  The impairment test requires allocating goodwill and other assets and liabilities to reporting units.  The fair value of each reporting unit is determined and compared to the carrying value of the reporting unit.  The fair value is calculated using the expected present value of future cash flows method. Significant assumptions used in the cash flow forecasts include future net operating margins, future volumes, discount rates and future capital requirements. If the fair value of the reporting unit is less than the carrying value, including goodwill, the excess of the book value over the fair value of goodwill is charged to net income as an impairment expense. As of March 31, 2020, the Company’s goodwill was fully impaired. See Note 3—Goodwill and Intangibles.

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

(n)Dividends

Preferred and common dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings were available at the close of the quarter prior to the dividend declaration date, with any excess recorded as a reduction of additional paid-in capital.

(o)	Treasury Share Retirement

The Company periodically retires treasury shares acquired through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings (accumulated deficit). The portion allocable to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of retirement.

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

(3)  Goodwill and Intangibles

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

capital requirements).

During the first quarter of 2020, the Company performed an interim impairment analysis of the goodwill due to changes in Antero Resources’ drilling plans as a result of the decline in commodity prices. As a result of this evaluation, the Company impaired all remaining goodwill of $575 million associated with its gathering and processing segment.

The changes in the carrying amount of goodwill by reportable segment were as follows:

	Gathering and	Water
(in thousands)	Processing	Handling	Total
Goodwill as of December 31, 2019	$575,461	—	575,461
Impairment of goodwill	(575,461)	—	(575,461)
Goodwill as of December 31, 2020	$—	—	—

(b)	Customer Relationships Intangibles

All customer relationships are subject to amortization and will be amortized over a weighted-average period of 19 years, which reflects the remaining economic life of the relationships as of December 31, 2022.

The changes in the carrying amount of customer relationships were as follows (in thousands):

Customer relationships as of December 31, 2019	$1,498,119
Amortization of customer relationships	(70,672)
Customer relationships as of December 31, 2020	1,427,447
Amortization of customer relationships	(70,672)
Customer relationships as of December 31, 2021	1,356,775
Amortization of customer relationships	(70,672)
Customer relationships as of December 31, 2022	$1,286,103

Future amortization expense is as follows (in thousands):

Year ending December 31, 2023	$70,672
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Thereafter	932,743
Total	$1,286,103

(4)  Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the years ended December 31, 2020, 2021 and 2022 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Company.  Direct operating expense includes costs charged to the Company of $7 million, $9 million and $14 million during the years ended December 31, 2020, 2021 and 2022, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets.  For the years ended December 31, 2020, 2021 and 2022, general and administrative expenses charged to the Company by Antero Resources were $25 million, $32 million and $30 million, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, except costs attributable to noncash equity-based compensation, see Note 10—Equity-Based Compensation and Cash Awards.

(5)  Revenue

All of the Company’s gathering and compression revenues are derived from operating lease agreements, and all of the Company’s water handling revenues are derived from service contracts with customers. The Company currently earns substantially all of its revenues from Antero Resources.

(a)	Gathering and Compression

The Company’s gathering and compression service agreements with Antero Resources include: (i) the 2019 gathering and compression agreement, (ii) Marcellus gathering and compression agreements and (iii) the Utica compression agreement. See Note 6—Property and Equipment for additional information. The 2019 gathering and compression agreement has an initial term through 2038, the Marcellus gathering and compression agreements expire between 2023 and 2031, and the Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of each of the Marcellus gathering and compression service agreements and the Utica compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. Pursuant to the gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the 2019 gathering and compression agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering compression agreement.

The 2019 gathering and compression agreement includes a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. Antero Resources’ throughput on acquired assets is not considered in low pressure gathering volume targets. For years ended December 31, 2020, 2021 and 2022, Antero Resources earned $48 million, $12 million and $48 million, respectively, in fee rebates. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

Under the gathering and compression agreements, the Company receives a low pressure gathering fee, a high pressure gathering fee and a compression fee, as applicable, substantially all of which are subject to annual CPI-based adjustments or a cost of service fee, as applicable, at the Company’s election when such assets are placed in-service. In addition, the Company receives a reimbursement for certain variable costs, such as electricity and operating expenses.

The Company determined that its gathering and compression agreements are operating leases as Antero Resources obtains substantially all of the economic benefit of the asset and has the right to direct the use of the assets. Each gathering and compression system is an identifiable asset, and consists of a network of assets that may include underground low pressure pipelines that connect and deliver gas from specific well pads to compressor stations to compress the gas before delivery to underground high pressure pipelines that transport the gas to a third-party pipeline, third-party plant or a Joint Venture plant. Each compression system is an identifiable asset, and consists of a network of assets that include compressor stations that connect to underground high pressure pipelines that transport the gas to a third-party pipeline, third-party plant or a Joint Venture plant. Each set of assets in an agreement are considered to be a single lease due to the interrelated network of the assets required to provide services under each respective agreement. When a modification to an agreement occurs, the Company reassesses the classification of the lease. The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering systems, which are performed on time-

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

elapsed measures.

The gathering and compression agreements include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. In addition, the Marcellus gathering and compression agreements provide for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the capacity of new compressor station construction for 10 years. All lease payments under the minimum volume commitments and cost of service fees are considered to be in-substance fixed lease payments under the gathering and compression agreements.

The Company recognizes lease income from its minimum volume commitments and cost of service fees under its gathering and compression agreements on a straight-line basis. Additional variable operating lease income is earned when volumes in excess of the minimum commitments are delivered under the contract. The Company recognizes variable lease income when low pressure volumes are delivered to a compressor station, compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline, as applicable. Minimum volume commitments are aggregated such that there is a single minimum volume commitment for the respective service each year for each agreement. The Company invoices the customer the month after each service is performed, and payment is due in the same month. The Company is not party to any leases that have not commenced.

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of December 31, 2022 are as follows (in thousands):

Year ending December 31, 2023	$313,838
Year ending December 31, 2024	312,284
Year ending December 31, 2025	293,736
Year ending December 31, 2026	279,921
Year ending December 31, 2027	219,743
Thereafter	359,554
Total	$1,779,076

(b)	Water Handling

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Transaction Price Allocated to Remaining Performance Obligations

The Company’s water service agreement with Antero Resources has a term greater than one year. The Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under the Company’s service contract, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The Company also performs water services for third party customers, which contracts are short-term in nature with a contract term of one year or less. Accordingly, the Company is exempt from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Contract Balances

Under the Company’s water service contracts, the Company invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s water service contracts do not give rise to contract assets or liabilities.

(c)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For more information on reportable segments, see Note 16—Reportable Segments.

	Year Ended December 31,
(in thousands)	2020	2021	2022	Reportable Segment
Type of service
Gathering—low pressure	$353,491	354,941	368,996	Gathering and Processing (1)
Gathering—low pressure fee rebate	(48,000)	(12,000)	(48,000)	Gathering and Processing (1)
Compression	195,147	198,992	210,329	Gathering and Processing (1)
Gathering—high pressure	210,821	207,804	211,940	Gathering and Processing (1)
Fresh water delivery	158,707	137,278	153,546	Water Handling
Other fluid handling	101,225	81,859	93,846	Water Handling
Amortization of customer relationships	(37,086)	(37,086)	(37,086)	Gathering and Processing
Amortization of customer relationships	(33,586)	(33,586)	(33,586)	Water Handling
Total	$900,719	898,202	919,985

Type of contract
Per Unit Fixed Fee	$759,459	761,737	791,265	Gathering and Processing (1)
Gathering—low pressure fee rebate	(48,000)	(12,000)	(48,000)	Gathering and Processing (1)
Per Unit Fixed Fee	158,707	137,278	154,993	Water Handling
Cost plus 3%	90,478	65,007	71,490	Water Handling
Cost of service fee	10,747	16,852	20,909	Water Handling
Amortization of customer relationships	(37,086)	(37,086)	(37,086)	Gathering and Processing
Amortization of customer relationships	(33,586)	(33,586)	(33,586)	Water Handling
Total	$900,719	898,202	919,985
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering system.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2021 and 2022 were $81 million and $86 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6)  Property and Equipment

(a) Summary of Property and Equipment

	Estimated	December 31,
(in thousands)	Useful Lives	2021	2022
Land	n/a	$23,369	31,668
Gathering systems and facilities	40-50 years (1)	2,817,918	3,281,872
Permanent buried pipelines and equipment	7-20 years	582,481	601,347
Surface pipelines and equipment	1-7 years	54,542	66,726
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	2,946	2,953
Construction-in-progress	n/a	174,271	158,977
Total property and equipment		3,660,684	4,148,700
Less accumulated depreciation		(265,938)	(397,269)
Property and equipment, net		$3,394,746	3,751,431
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

(b) Asset Acquisitions

On October 25, 2022, the Company acquired certain Marcellus gas gathering and compression assets from Crestwood for $205 million in cash, before closing adjustments. These assets include 72 miles of dry gas gathering pipelines and nine compressor stations with approximately 700 MMcf/d of compression capacity. The cash consideration for this asset acquisition was allocated to land and gathering systems and facilities, included in Property and equipment in the consolidated balance sheets, for $3 million and $202 million, respectively.

Additionally, on December 21, 2022, the Company acquired certain Utica compression assets from EnLink for $10 million in cash, before closing adjustments. These assets include four compressor stations with approximately 380 MMcf/d of compression capacity. The acquired compression assets are interconnected with the Company’s existing low pressure and high pressure gathering systems and service Antero Resources’ production. The cash consideration for this asset acquisition was allocated to gathering systems and facilities included in Property and equipment in the consolidated balance sheets.

(c) Asset Impairment

During the first quarter of 2020, the Company evaluated its assets for impairment due to the decline in the industry environment as a result of low commodity prices. As a result of this evaluation, the Company recorded an impairment expense of $89 million, which included an $83 million impairment expense to its permanent buried pipelines and equipment and a $6 million impairment expense to its surface pipelines and equipment. Additionally, during the year ended December 31, 2020, the Company determined that the carrying value of the landfill associated with the Clearwater Facility was no longer recoverable resulting in an impairment charge to property and equipment of $7 million.

(d) Clearwater Facility Idling

On September 18, 2019, the Company commenced a strategic evaluation of the Clearwater Facility at which time, such facility was idled. The Company expects the facility to be idled for the foreseeable future, and as such, the Clearwater Facility was fully impaired at the time of idling. The Company incurred $15 million, $4 million and $4 million in facility idling costs for the care and maintenance of the Clearwater Facility during the years ended December 31, 2020, 2021 and 2022, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(7)  Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2021	2022
Current income tax expense (benefit)	$(55,517)	—	—
Deferred income tax expense (benefit)	(171)	117,123	117,494
Total income tax expense (benefit)	$(55,688)	117,123	117,494

Income tax expense differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to income before taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2020	2021	2022
Federal income tax expense (benefit)	$(37,426)	94,235	93,185
State income tax expense (benefit), net of federal effect	(6,998)	21,375	20,891
Equity-based compensation	516	1,713	1,027
Carryback of NOLs	(11,225)	—	—
Change in valuation allowance	—	—	2,582
Other	(555)	(200)	(191)
Total income tax expense (benefit)	$(55,688)	117,123	117,494

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred tax assets and liabilities is as follows:

	December 31,
(in thousands)	2021	2022
Deferred tax assets:
NOL carryforwards	$92,896	111,615
Equity-based compensation	1,815	2,766
Charitable contributions	2,582	2,582
Total deferred tax asset	97,293	116,963
Valuation allowance	—	(2,582)
Net deferred tax asset	97,293	114,381

Deferred tax liabilities:
Investment in Antero Midstream Partners	111,014	245,596
Total deferred tax liability	111,014	245,596
Net deferred tax liability	$(13,721)	(131,215)

In assessing the realizability of all of the deferred tax assets, management considers whether some portion or all of the deferred tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred tax assets are deductible, management believes that the Company will not realize the benefits of certain of these deductible differences and has recorded a valuation allowance of $3 million during the year ended December 31, 2022 related to charitable contributions.

The calculation of the Company’s tax assets and liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon examination by the Internal Revenue Service or state revenue authorities. As of December 31, 2021 and 2022, the Company did not have any uncertain tax positions.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2022, the Company has U.S. federal and state NOL carryforwards before the effect of income taxes of $415 million and $478 million, respectively, which have no expiration date. Tax years 2019 through 2022 remain open to examination by the U.S. Internal Revenue Service, and tax year 2019 is currently under audit. The Company to date has not been notified of any adjustments to its federal taxable income or associated tax liability for any year under audit. The Company and its subsidiaries file tax returns with various state taxing authorities and those returns remain open to examination for tax years 2018 through 2022.

(8)  Long-Term Debt

The Company’s long-term debt is as follows:

	December 31,
(in thousands)	2021	2022
Credit Facility (a)	$547,200	782,000
7.875% senior notes due 2026 (c)	550,000	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
5.375% senior notes due 2029 (f)	750,000	750,000
Total principal	3,147,200	3,382,000
Unamortized debt premiums	2,106	1,698
Unamortized debt issuance costs	(26,396)	(22,416)
Total long-term debt	$3,122,910	3,361,282

(a)	Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility with a consortium of banks. On October 26, 2021, the Company entered into an amended and restated senior secured revolving credit facility, the Credit Facility. As of December 31, 2022, the Credit Facility had lender commitments of $1.25 billion and matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the Credit Facility will mature on such date. As of December 31, 2022, the Credit Facility had an available borrowing capacity of $468 million.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2021 and 2022.

The Credit Facility in effect prior to October 26, 2021 provided for borrowing under either the Base Rate or the Eurodollar Rate (as each term is defined in the Credit Facility), and the Credit Facility in effect on and after October 26, 2021 provides for borrowing under either Adjusted Term SOFR or the Base Rate (as each term is defined in the Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) base rate loans, quarterly and (ii) SOFR Loans at the end of the applicable interest period if three months (or shorter, if applicable), or every three months if the applicable interest period is longer than three months. Interest was payable at a variable rate based on LIBOR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate under the Credit Facility agreement in effect prior to October 26, 2021. Interest is payable at a variable rate based on SOFR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate under the Credit Facility in effect on and after October 26, 2021. Interest at the time of borrowing is determined with reference to the Borrower’s then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% subject to certain exceptions based on the leverage ratio then in effect.

As of December 31, 2021, the Borrower had outstanding borrowings under the Credit Facility of $547 million with a weighted average interest rate of 1.81%. As of December 31, 2022, the Borrower had outstanding borrowings under the Credit Facility of $782 million with a weighted average interest rate of 6.17%. No letters of credit under the Credit Facility were outstanding as of December 31, 2021 and 2022.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)	5.375% Senior Notes Due 2024

On September 13, 2016, Antero Midstream Partners and its wholly owned subsidiary Finance Corp (the “Issuers”), issued $650 million in aggregate principal amount of 5.375% senior notes due September 15, 2024 (the “2024 Notes”) at par.  The 2024 Notes were recorded at their fair value of $652.6 million as of March 12, 2019, and the related premium of $2.6 million was amortized into interest expense over the life of the 2024 Notes. The Issuers redeemed all $650 million of the 2024 Notes at 102.688% of par on June 8, 2021, and recognized a loss of $21 million on the early extinguishment of debt during the year ended December 31, 2021, which included the write-off of all unamortized debt premium and issuance costs. Interest on the 2024 Notes was payable on March 15 and September 15 of each year.

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

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.  The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes. The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 102.875% currently to 100% on or after March 1, 2025. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) has fully and unconditionally guaranteed the 2026 Notes, 2027 Notes, 2028 Notes and 2029 Notes (collectively the “Senior Notes”).  In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

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

During the years ended December 31, 2020, 2021 and 2022, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(9)  Accrued Liabilities

Accrued liabilities consisted of the following items:

	December 31,
(in thousands)	2021	2022
Capital expenditures	$24,900	16,597
Operating expenses	10,417	11,118
Interest expense	36,794	37,947
Ad valorem taxes	5,400	5,661
Other	3,327	1,392
Total accrued liabilities	$80,838	72,715

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(10)  Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

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

AR LTIP

Equity-based compensation expense allocated to Antero Midstream from Antero Resources was $5.2 million, $2.1 million and $0.4 million for the years ended December 31, 2020, 2021 and 2022, respectively, which includes expense related to the Converted AM RSU Awards (as defined below). For grants made prior to March 12, 2019, Antero Resources has total unamortized expense related to its various equity-based compensation plans that can be allocated to the Company of less than $0.1 million as of December 31, 2022, which includes the Converted AM RSU Awards (as defined below). The unamortized expense attributable to grants made prior to March 12, 2019 will be recorded during the first quarter of 2023. A portion of this unamortized cost will be allocated to Antero Midstream as it is amortized over the remaining service period of the related awards. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

AM LTIP

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AM LTIP under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. The Company is authorized to grant up to 15,398,901 shares of AM common stock under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of December 31, 2022, a total of 7,420,368 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Year Ended December 31,
(in thousands)	2020	2021	2022
Restricted stock units (1)	$9,964	11,461	16,039
Performance share units (1)	1,912	1,158	2,770
Equity awards issued to directors	902	910	845
Total expense	$12,778	13,529	19,654
(1)	Amounts include equity-based compensation expense allocated to the Company by Antero Resources.

The total fair value of the Company’s vested equity awards for the years ended December 31, 2020, 2021 and 2022 were $2 million, $12 million and $18 million, respectively.

(b)	Restricted Stock Unit Awards

RSU awards vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. The weighted average grant date fair value per share for RSUs granted during the years ended December 31, 2020, 2021 and 2022 were $6.32, $8.71 and $11.28, respectively.

The Company’s RSU awards include the unvested outstanding phantom units granted under the Antero Midstream Partners Long Term Incentive Plan that was assumed by the Company on March 12, 2019, and converted into 1.8926 RSUs under the AM LTIP representing a right to receive shares of the Company’s common stock for each converted phantom unit (all such RSUs, the “Converted AM RSU Awards”). The Converted AM RSU Awards are accounted for as if they are distributed by Antero Midstream

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Partners to Antero Resources. Therefore, the expense related to the Converted AM RSU Awards is subject to allocation by Antero Resources.

A summary of the RSU awards activity, which includes the Converted AM RSU Awards, is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2021	3,573,377	$8.11
Granted	2,750,896	11.28
Vested	(1,269,848)	8.35
Forfeited	(177,167)	9.43
Total AM LTIP RSUs awarded and unvested—December 31, 2022	4,877,258	$9.79

As of December 31, 2022, unamortized expense of $34 million related to the unvested RSUs is expected to be recognized over a weighted average period of approximately 2.2 years.

(c)	Performance Share Unit Awards

2019 Performance Share Unit Awards

In 2019, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“2019 ROIC PSUs”). The number of shares of the Company’s common stock that could be earned with respect to the 2019 ROIC PSUs ranged from zero to 200% of the target number of the 2019 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2019 ROIC PSUs was recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period. During the year ended December 31, 2022, the performance condition for the 2019 ROIC PSU’s was met at 200% of target and 137,712 target 2019 ROIC PSU’s converted into 275,424 shares of the Company’s common stock. As of December 31, 2022, there were no 2019 ROIC PSU’s outstanding.

2022 Performance Share Unit Awards

In April 2022, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the aware agreement) over a three-year period concluding on December 31, 2024 as compared to a targeted ROIC (“2022 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2022 ROIC PSUs ranges from zero to 200% of the target number of 2022 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2022 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2022 ROIC PSU awards was probable as of December 31, 2022.

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2021	116,526	$6.32
Granted	461,121	11.05
Vested	(137,712)	6.32
Total AM LTIP PSUs awarded and unvested—December 31, 2022	439,935	$11.28

As of December 31, 2022, there was $8 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 2.3 years.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vest ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2021 and 2022, the Company has accrued $1.1 million and $0.5 million, respectively, in other liabilities in the consolidated balance sheet related to unvested cash awards.

(11)  Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2019	January 31, 2020	February 12, 2020	$148,876	$0.3075
*	February 14, 2020	February 14, 2020	138	*
Q1 2020	April 30, 2020	May 12, 2020	147,519	0.3075
*	May 15, 2020	May 15, 2020	137	*
Q2 2020	July 30, 2020	August 12, 2020	146,664	0.3075
*	August 14, 2020	August 14, 2020	138	*
Q3 2020	October 29, 2020	November 12, 2020	146,581	0.3075
*	November 16, 2020	November 16, 2020	137	*
	Total 2020		$590,190

Q4 2020	February 3, 2021	February 11, 2021	$147,194	$0.3075
*	February 16, 2021	February 16, 2021	138	*
Q1 2021	April 28, 2021	May 12, 2021	108,799	0.2250
*	May 17, 2021	May 17, 2021	137	*
Q2 2021	July 28, 2021	August 11, 2021	107,719	0.2250
*	August 16, 2021	August 16, 2021	138	*
Q3 2021	October 27, 2021	November 10, 2021	107,459	0.2250
*	November 15, 2021	November 15, 2021	137	*
	Total 2021		$471,721

Q4 2021	January 26, 2022	February 9, 2022	$108,149	$0.2250
*	February 14, 2022	February 14, 2022	138	*
Q1 2022	April 27, 2022	May 11, 2022	109,296	0.2250
*	May 16, 2022	May 16, 2022	137	*
Q2 2022	July 27, 2022	August 10, 2022	107,675	0.2250
*	August 15, 2022	August 15, 2022	138	*
Q3 2022	October 26, 2022	November 9, 2022	107,705	0.2250
*	November 14, 2022	November 14, 2022	137	*
	Total 2022		$433,375
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 12—Equity and Earnings Per Common Share.

On January 11, 2023, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended December 31, 2022. The dividend was paid on February 8, 2023 to stockholders of record as of January 25, 2023. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream Corporation that was paid on February 14, 2023 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 12—Equity and Earnings Per Common Share. As of December 31, 2022, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(12)  Equity and Earnings Per Common Share

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

(b)Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Year Ended December 31,
(in thousands)	2020	2021	2022
Basic weighted average number of shares outstanding	478,278	477,270	478,232
Add: Dilutive effect of RSUs	—	1,201	1,050
Add: Dilutive effect of PSUs	—	232	91
Add: Dilutive effect of Series A Preferred Stock	—	1,033	927
Diluted weighted average number of shares outstanding	478,278	479,736	480,300

Weighted average number of outstanding equity awards excluded from calculation of diluted earnings per common share (1):
RSUs	1,812	258	—
PSUs	148	—	—
Series A Preferred Shares	1,297	—	—
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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in thousands, except per share amounts)	2020	2021	2022
Net income (loss)	$(122,527)	331,617	326,242
Less preferred stock dividends	(550)	(550)	(550)
Net income (loss) available to common shareholders	$(123,077)	331,067	325,692

Net income (loss) per share–basic	$(0.26)	0.69	0.68
Net income (loss) per share–diluted	$(0.26)	0.69	0.68

Weighted average common shares outstanding–basic	478,278	477,270	478,232
Weighted average common shares outstanding–diluted	478,278	479,736	480,300

(13)  Fair Value Measurement

(a)Goodwill

The Company estimated the fair value of its assets in performing its goodwill impairment analysis. The Company utilized a combination of approaches to determine fair value that included a discounted cash flow approach, comparable company method and the market value approach. The Company used a weighted-average cost of capital of 18.0% as of March 31, 2020 which was based on significant inputs not observable in the market, and thus represents a Level 3 measurement within the fair value hierarchy.

(b) Property and Equipment

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

(c) Contingent Acquisition Consideration

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

(d) Senior Unsecured Notes

As of December 31, 2021 and 2022 the fair value and carrying value of the Company’s senior unsecured notes were as follows:

	December 31, 2021		December 31, 2022
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$604,450	544,294	556,985	545,416
2027 Notes	672,750	645,970	612,365	646,610
2028 Notes	680,225	643,902	601,575	644,776
2029 Notes	783,750	741,544	685,650	742,480
Total	$2,741,175	2,575,710	2,456,575	2,579,282
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(e) Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2021 and 2022 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2021 and 2022 approximated fair value because the variable interest rates are reflective of current market conditions.

(14)  Investments in Unconsolidated Affiliates

(a)Summary of Investments in Unconsolidated Affiliates

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

The Company also has a 15% equity interest in a gathering system of Stonewall, which operates a 67-mile pipeline on which Antero Resources is an anchor shipper.

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
		MarkWest	in Unconsolidated
(in thousands)	Stonewall	Joint Venture	Affiliates
Balance as of December 31, 2020	$137,632	584,846	722,478
Additional investments	—	2,070	2,070
Equity in earnings of unconsolidated affiliates (1)	6,560	83,891	90,451
Distributions from unconsolidated affiliates	(13,620)	(105,370)	(118,990)
Balance as of December 31, 2021	130,572	565,437	696,009
Equity in earnings of unconsolidated affiliates (1)	7,558	86,660	94,218
Distributions from unconsolidated affiliates	(12,015)	(108,445)	(120,460)
Return of investment in unconsolidated affiliate	—	(17,000)	(17,000)
Balance as of December 31, 2022	$126,115	526,652	652,767
(1)

As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of March 12, 2019.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)Summarized Financial Information of Unconsolidated Affiliates

The following tables present summarized financial information for the Company’s investments in unconsolidated affiliates:

Combined Balance Sheets

	December 31,
(in thousands)	2021	2022
Current assets	$74,704	74,852
Noncurrent assets	1,602,093	1,517,349
Total assets	$1,676,797	1,592,201

Current liabilities	$8,375	5,453
Noncurrent liabilities	4,827	4,427
Noncontrolling interest	161,842	154,100
Partners' capital	1,501,753	1,428,221
Total liabilities and partners' capital	$1,676,797	1,592,201

Statements of Combined Operations

	Year Ended December 31,
(in thousands)	2020	2021	2022
Revenues	$321,880	333,565	357,730
Operating expenses	122,660	130,080	153,383
Income from operations	199,220	203,485	204,347
Net income attributable to unconsolidated affiliates, including noncontrolling interest	230,564	236,444	248,458
Net income attributable to unconsolidated affiliates	238,991	245,256	257,458

(15)  Contingencies

The Company is currently involved in a consolidated lawsuit with Veolia Water Technologies, Inc. (“Veolia”) relating to the Clearwater Facility.

On March 13, 2020, Antero Treatment, a wholly owned subsidiary of the Company, filed suit against Veolia in the district court of Denver County, Colorado, asserting claims of fraud, breach of contract and other related claims. Antero Treatment alleges that Veolia failed to meet its contractual obligations to design and build a “turnkey” wastewater disposal facility under a Design/Build Agreement dated August 18, 2015 (the “DBA”), and that Veolia fraudulently concealed certain miscalculations and design flaws during contract negotiations and continued to conceal and fraudulently misrepresent the impact of certain design changes post-execution of the DBA. On March 13, 2020, Veolia filed a separate suit against the Company, Antero Resources, and certain of the Company’s wholly owned subsidiaries (collectively, the “Antero Defendants”) in Denver County, Colorado. In its lawsuit, Veolia asserted breach of contract and equitable claims against the Antero Defendants for alleged failures under the DBA. Veolia’s suit was consolidated into the action filed by Antero Treatment.

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

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded approximately $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023 the

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Court entered judgment in favor of Antero Treatment in the amount of $309,183,975 in damages, which includes pre-judgment interest. Antero was also awarded costs and attorneys’ fees, the amount of which will be determined in separate proceedings. The judgment remains subject to appeal and applicable post-judgment proceedings.

(16)  Reportable Segments

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

The summarized operating results of the Company’s reportable segments are as follows:

	Year Ended December 31, 2020
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$711,459	259,932	—	971,391
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	674,373	226,346	—	900,719
Operating expenses:
Direct operating	56,508	108,878	—	165,386
General and administrative	29,899	14,184	8,130	52,213
Facility idling	—	15,219	—	15,219
Depreciation	57,300	51,490	—	108,790
Impairment of property and equipment	947	97,232	—	98,179
Impairment of goodwill	575,461	—	—	575,461
Accretion of asset retirement obligations	—	180	—	180
Loss on asset sale	2,689	240	—	2,929
Total operating expenses	722,804	287,423	8,130	1,018,357
Operating loss	$(48,431)	(61,077)	(8,130)	(117,638)

Equity in earnings of unconsolidated affiliates	$86,430	—	—	86,430
Additions to property and equipment	$157,931	38,793	—	196,724
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$749,737	218,621	—	968,358
Revenue–third-party	—	516	—	516
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	712,651	185,551	—	898,202
Operating expenses:
Direct operating	65,983	91,137	—	157,120
General and administrative	36,380	22,817	4,641	63,838
Facility idling	—	3,997	—	3,997
Depreciation	59,692	49,098	—	108,790
Impairment of property and equipment	4,608	434	—	5,042
Accretion of asset retirement obligations	—	460	—	460
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	170,291	167,943	4,641	342,875
Operating income	$542,360	17,608	(4,641)	555,327

Equity in earnings of unconsolidated affiliates	$90,451	—	—	90,451
Additions to property and equipment	$186,588	46,237	—	232,825
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Year Ended December 31, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$743,265	244,770	—	988,035
Revenue–third-party	—	2,622	—	2,622
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	706,179	213,806	—	919,985
Operating expenses:
Direct operating	75,889	104,365	—	180,254
General and administrative	38,972	17,495	5,658	62,125
Facility idling	—	4,166	—	4,166
Depreciation	81,390	50,372	—	131,762
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	222	—	222
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(2,120)	(131)	—	(2,251)
Total operating expenses	195,261	179,600	5,658	380,519
Operating income	$510,918	34,206	(5,658)	539,466

Equity in earnings of unconsolidated affiliates	$94,218	—	—	94,218
Additions to property and equipment, net	$227,561	71,363	—	298,924
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The summarized total assets of the Company’s reportable segments are as follows:

	December 31,
(in thousands)	2021	2022
Gathering and Processing	$4,450,939	4,711,069
Water Handling	1,092,122	1,079,297
Unallocated (1)	940	954
Total assets	$5,544,001	5,791,320
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.