Form 10-Q
period 2023-03-31
Antero Midstream Corp
filed 2023-04-26
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had 479,656,189 shares of common stock outstanding as of April 21, 2023.

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

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruptions, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes or changes in law, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events (including the COVID-19 pandemic), cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	March 31,
	2022	2023
Assets
Current assets:
Accounts receivable–Antero Resources	$86,152	95,359
Accounts receivable–third party	575	371
Income tax receivable	940	940
Other current assets	1,326	1,744
Total current assets	88,993	98,414

Property and equipment, net	3,751,431	3,749,220
Investments in unconsolidated affiliates	652,767	643,118
Customer relationships	1,286,103	1,268,435
Other assets, net	12,026	11,340
Total assets	$5,791,320	5,770,527

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$5,436	4,776
Accounts payable–third party	22,865	21,012
Accrued liabilities	72,715	69,366
Other current liabilities	1,061	1,065
Total current liabilities	102,077	96,219
Long-term liabilities:
Long-term debt	3,361,282	3,331,320
Deferred income tax liability	131,215	162,885
Other	4,428	4,619
Total liabilities	3,599,002	3,595,043

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2022 and March 31, 2023
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2022 and March 31, 2023	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 478,497 and 478,645 issued and outstanding as of December 31, 2022 and March 31, 2023, respectively	4,785	4,786
Additional paid-in capital	2,104,740	2,084,191
Retained earnings	82,793	86,507
Total stockholders' equity	2,192,318	2,175,484
Total liabilities and stockholders' equity	$5,791,320	5,770,527

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2023
Revenue:
Gathering and compression–Antero Resources	$182,443	199,576
Water handling–Antero Resources	53,321	77,295
Water handling–third party	395	272
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	218,491	259,475
Operating expenses:
Direct operating	42,012	57,873
General and administrative (including $2,832 and $6,327 of equity-based compensation in 2022 and 2023, respectively)	17,931	17,347
Facility idling	1,148	574
Depreciation	28,300	35,196
Accretion of asset retirement obligations	64	44
Loss on settlement of asset retirement obligations	—	341
Gain on asset sale	(118)	(245)
Total operating expenses	89,337	111,130
Operating income	129,154	148,345
Other income (expense):
Interest expense, net	(44,279)	(54,624)
Equity in earnings of unconsolidated affiliates	23,232	24,456
Total other expense	(21,047)	(30,168)
Income before income taxes	108,107	118,177
Income tax expense	(28,067)	(31,670)
Net income and comprehensive income	$80,040	86,507

Net income per share–basic	$0.17	0.18
Net income per share–diluted	$0.17	0.18

Weighted average common shares outstanding:
Basic	477,646	478,612
Diluted	480,173	481,459

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

					Retained
				Additional	Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2021	$—	477,495	$4,775	2,414,398	(132,475)	2,286,698
Dividends to stockholders	—	—	—	(108,287)	—	(108,287)
Equity-based compensation	—	—	—	2,832	—	2,832
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	188	2	(1,331)	—	(1,329)
Net income and comprehensive income	—	—	—	—	80,040	80,040
Balance at March 31, 2022	$—	477,683	$4,777	2,307,612	(52,435)	2,259,954

Balance at December 31, 2022	$—	478,497	$4,785	2,104,740	82,793	2,192,318
Dividends to stockholders	—	—	—	(25,709)	(82,793)	(108,502)
Equity-based compensation	—	—	—	6,327	—	6,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	148	1	(1,167)	—	(1,166)
Net income and comprehensive income	—	—	—	—	86,507	86,507
Balance at March 31, 2023	$—	478,645	$4,786	2,084,191	86,507	2,175,484

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2023
Cash flows provided by (used in) operating activities:
Net income	$80,040	86,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,300	35,196
Accretion of asset retirement obligations	64	44
Deferred income tax expense	28,067	31,670
Equity-based compensation	2,832	6,327
Equity in earnings of unconsolidated affiliates	(23,232)	(24,456)
Distributions from unconsolidated affiliates	31,130	34,105
Amortization of customer relationships	17,668	17,668
Amortization of deferred financing costs	1,410	1,474
Settlement of asset retirement obligations	(455)	(158)
Loss on settlement of asset retirement obligations	—	341
Gain on asset sale	(118)	(245)
Changes in assets and liabilities:
Accounts receivable–Antero Resources	3,054	(9,207)
Accounts receivable–third party	460	431
Other current assets	118	(520)
Accounts payable–Antero Resources	230	(660)
Accounts payable–third party	13,762	2,061
Accrued liabilities	1,334	2,141
Net cash provided by operating activities	184,664	182,719
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(70,734)	(29,197)
Additions to water handling systems	(13,533)	(13,760)
Acquisition of gathering systems and facilities	—	(263)
Cash received in asset sales	121	1,071
Change in other assets	—	(2)
Net cash used in investing activities	(84,146)	(42,151)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(108,149)	(108,364)
Dividends to preferred stockholders	(138)	(138)
Payments of deferred financing costs	(302)	—
Borrowings (repayments) on bank credit facilities, net	9,400	(30,900)
Employee tax withholding for settlement of equity compensation awards	(1,329)	(1,166)
Net cash used in financing activities	(100,518)	(140,568)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$40,677	50,340
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$10,388	(9,354)

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

Antero Midstream Corporation together with its consolidated subsidiaries (the “Company” or “Antero Midstream”) is a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources and its production and completion activity in the Appalachian Basin. The Company’s assets consist of gathering pipelines, compressor stations, interests in processing and fractionation plants and water handling assets. Antero Midstream provides midstream services to Antero Resources under long-term contracts. The Company’s corporate headquarters is located in Denver, Colorado.

(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2022 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2022 consolidated financial statements were included in the Company’s 2022 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2022 and March 31, 2023, and the results of the Company’s operations and cash flows for the three months ended March 31, 2022 and 2023. The Company has no items of other comprehensive income; therefore, net income is equal to comprehensive income.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 19 years, which reflects the remaining economic life of the relationships as of March 31, 2023. The changes in the carrying amount of customer relationships were as follows (in thousands):

Customer relationships as of December 31, 2022	1,286,103
Amortization of customer relationships	(17,668)
Customer relationships as of March 31, 2023	$1,268,435

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2023	$53,004
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Thereafter	932,743
Total	$1,268,435

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three months ended March 31, 2022 and 2023 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consists of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $3 million and $4 million during the three months ended March 31, 2022 and 2023, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $9 million and $8 million during the three months ended March 31, 2022 and 2023, respectively.  These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, except costs attributable to noncash equity-based compensation.  For further information on equity-based compensation, see Note 9—Equity-Based Compensation and Cash Awards.

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

The Company’s gathering and compression service agreements with Antero Resources include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) the gathering and compression agreements acquired with the Crestwood Equity Partners LP (NYSE: CEQP) (“Crestwood”) assets (the “Marcellus gathering and compression agreements”) and (iii) a compression agreement acquired with the EnLink Midstream LLC (NYSE: ENLC) (“EnLink”) assets (the “Utica compression agreement,” and together with the 2019 gathering and compression agreement and the Marcellus gathering and compression agreements, the “gathering and compression agreements”). See Note 6—Property and Equipment for additional information. The 2019 gathering and compression agreement has an initial term through 2038, the Marcellus gathering and compression agreements expire between 2023 and 2031, and the Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of each of the Marcellus gathering and compression service agreements and the Utica compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. Pursuant to the gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional acreage it acquires during the term of the 2019 gathering and compression agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement.

The 2019 gathering and compression agreement includes a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. Antero Resources’ throughput gathered under the Marcellus gathering and compression agreements is not considered in low pressure gathering volume targets. For the three months ended March 31, 2022 and 2023, Antero Resources earned rebates of $12 million from the Company by achieving the first level volumetric target during each of the first quarters of 2022 and 2023. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

Under the gathering and compression agreements, the Company receives, where applicable, a low pressure gathering fee, a high pressure gathering fee and a compression fee, substantially all of which are subject to annual Consumer Price Index (“CPI”)-based adjustments (or, in the case of the 2019 gathering and compression agreement, the option in certain cases to elect a cost of service fee when such assets are placed in-service). In addition, under the 2019 gathering and compression agreement, the Company receives a reimbursement for certain variable costs, such as electricity and operating expenses.

The Company determined that its gathering and compression agreements are operating leases as Antero Resources obtains substantially all of the economic benefit of the assets and has the right to direct the use of the assets. Each gathering and compression system is an identifiable asset, and consists of a network of assets that may include underground low pressure pipelines that connect and deliver gas from specific well pads to compressor stations to compress the gas before delivery to underground high pressure pipelines that transport the gas to a third-party pipeline, third-party processing plant or a Joint Venture processing plant. Each compression system is an identifiable asset, and consists of a network of assets that include compressor stations that connect to underground high pressure pipelines that transport the gas to a third-party pipeline, third-party processing plant or a Joint Venture processing plant. Each set of assets in an agreement are considered to be a single lease due to the interrelated network of the assets required to provide services under each respective agreement. When a modification to an agreement occurs, the Company reassesses the classification of the lease. The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering systems, which are performed on time-elapsed measures.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The 2019 gathering and compression agreement and certain of the Marcellus gathering and compression agreements include fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. In addition, certain of the Marcellus gathering and compression agreements provide for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the capacity of new compressor station construction for 10 years. All lease payments under the minimum volume commitments and cost of service fees are considered to be in-substance fixed lease payments under the gathering and compression agreements.

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of March 31, 2023 are as follows (in thousands):

Remainder of year ending December 31, 2023	$232,582
Year ending December 31, 2024	316,492
Year ending December 31, 2025	298,143
Year ending December 31, 2026	284,327
Year ending December 31, 2027	224,150
Thereafter	382,434
Total	$1,738,128

(b)	Water Handling

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Transaction Price Allocated to Remaining Performance Obligations

The Company’s water service agreement with Antero Resources has a term greater than one year. The Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under this contract, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

The Company also performs water services for third-party customers and such contracts are short-term in nature with a contract term of one year or less. Accordingly, the Company is exempt from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Contract Balances

Under the Company’s water service contracts, the Company invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s water service contracts do not give rise to contract assets or liabilities.

(c)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For more information on reportable segments, see Note 15—Reportable Segments.

	Three Months Ended March 31,
(in thousands)	2022	2023	Reportable Segment
Type of service
Gathering—low pressure	$89,437	99,637	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	(12,000)	Gathering and Processing (1)
Compression	51,612	58,390	Gathering and Processing (1)
Gathering—high pressure	53,394	53,549	Gathering and Processing (1)
Fresh water delivery	32,044	46,826	Water Handling
Other fluid handling	21,672	30,741	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	Water Handling
Total	$218,491	259,475

Type of contract
Per Unit Fixed Fee	$194,443	211,576	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	(12,000)	Gathering and Processing (1)
Per Unit Fixed Fee	32,439	47,099	Water Handling
Cost plus 3%	15,638	24,445	Water Handling
Cost of service fee	5,639	6,023	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	Water Handling
Total	$218,491	259,475
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2022 and March 31, 2023, were $86 million and $95 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	March 31,
(in thousands)	Useful Lives	2022	2023
Land	n/a	$31,668	31,668
Gathering systems and facilities	40-50 years (1)	3,281,872	3,299,456
Permanent buried pipelines and equipment	7-20 years	601,347	629,253
Surface pipelines and equipment	1-7 years	66,726	71,179
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	2,953	5,130
Construction-in-progress	n/a	158,977	139,564
Total property and equipment		4,148,700	4,181,407
Less accumulated depreciation		(397,269)	(432,187)
Property and equipment, net		$3,751,431	3,749,220
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(b)	Asset Acquisitions

On October 25, 2022, the Company acquired certain Marcellus gas gathering and compression assets from Crestwood for $205 million in cash, before closing adjustments. These assets included 72 miles of dry gas gathering pipelines and nine compressor stations with 700 MMcf/d of compression capacity. The cash consideration for this asset acquisition was allocated to land and gathering systems and facilities, included in Property and equipment in the condensed consolidated balance sheets, for $3 million and $202 million, respectively.

Additionally, on December 21, 2022, the Company acquired certain Utica compression assets from EnLink for $10 million in cash, before closing adjustments. These assets included four compressor stations with 380 MMcf/d of compression capacity. The acquired compression assets are interconnected with the Company’s existing low pressure and high pressure gathering systems and service Antero Resources’ production. The cash consideration for this asset acquisition was allocated to gathering systems and facilities included in Property and equipment in the condensed consolidated balance sheets.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2022	2023
Credit Facility (a)	$782,000	751,100
7.875% senior notes due 2026 (b)	550,000	550,000
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
5.375% senior notes due 2029 (e)	750,000	750,000
Total principal	3,382,000	3,351,100
Unamortized debt premiums	1,698	1,598
Unamortized debt issuance costs	(22,416)	(21,378)
Total long-term debt	$3,361,282	3,331,320

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2022 and March 31, 2023. The Credit Facility matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the Credit Facility will mature on such date. As of March 31, 2023, the Credit Facility had an available borrowing capacity of $499 million.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2022 and March 31, 2023.

The Credit Facility provides for borrowing under either the Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as each term is defined in the Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) base rate loans, quarterly and (ii) SOFR Loans at the end of the applicable interest period if three months (or shorter, if applicable), or every three months if the applicable interest period is longer than three months. Interest is payable at a variable rate based on SOFR or the base rate, determined by election at the time of borrowing, plus an applicable margin rate under the Credit Facility. Interest at the time of borrowing is determined with reference to the Borrower’s then-current leverage ratio subject to certain exceptions. Commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% subject to certain exceptions based on the leverage ratio then in effect.

As of December 31, 2022, the Borrower had outstanding borrowings under the Credit Facility of $782 million with a weighted average interest rate of 6.17%. As of March 31, 2023, the Borrower had outstanding borrowings under the Credit Facility of $751 million with a weighted average interest rate of 6.64%. No letters of credit under the Credit Facility were outstanding as of December 31, 2022 or March 31, 2023.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	7.875% Senior Notes Due 2026

On November 10, 2020, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corp (“Finance Corp,” and together with Antero Midstream Partners, the “Issuers”) issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 (the “2026 Notes”) at par. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on May 15 and November 15 of each year. Antero Midstream Partners may redeem all or part of the 2026 Notes at any time on or after May 15, 2023 at redemption prices ranging from 103.938% on or after May 15, 2023 to 100.00% on or after May 15, 2025. In addition, prior to May 15, 2023, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2026 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 107.875% of the principal amount of the 2026 Notes, plus accrued and unpaid interest. At any time prior to May 15, 2023, Antero Midstream Partners may also redeem the 2026 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2026 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2026 Notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(c)	5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par. The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes. The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time on or after March 1, 2022 at redemption prices ranging from 101.917% currently to 100.00% on or after March 1, 2025.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(e)	5.375% Senior Notes Due 2029

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

During the three months ended March 31, 2022 and 2023, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2022	2023
Capital expenditures	$16,597	11,156
Operating expenses	11,118	11,509
Interest expense	37,947	40,756
Ad valorem taxes	5,661	3,559
Other	1,392	2,386
Total accrued liabilities	$72,715	69,366

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(9) Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

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

AR LTIP

Equity-based compensation expense allocated to Antero Midstream from Antero Resources was $0.3 million and less than $0.1 million for the three months ended March 31, 2022 and 2023, respectively, which includes expense related to the Converted AM RSU Awards (as defined below). All grants made prior to March 12, 2019 were fully amortized during the first quarter of 2023. Therefore, there will be no further allocation of equity-based compensation expense from Antero Resources to the Company. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

AM LTIP

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AM LTIP under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board of Directors (the “Board”). As of March 31, 2023, a total of 3,971,135 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended March 31,
(in thousands)	2022	2023
Restricted stock units (1)	$2,488	5,061
Performance share units (1)	117	1,061
Equity awards issued to directors	227	205
Total expense	$2,832	6,327
(1)	Amounts include equity-based compensation expense allocated to the Company by Antero Resources.

(b)	Restricted Stock Unit Awards

The Company’s RSU awards included the unvested outstanding phantom units granted under the Antero Midstream Partners Long Term Incentive Plan which were assumed by the Company on March 12, 2019, and converted into 1.8926 RSUs under the AM LTIP representing a right to receive shares of the Company’s common stock for each converted phantom unit (all such RSUs, the “Converted AM RSU Awards”). The Converted AM RSU Awards were accounted for as if they were distributed by Antero Midstream Partners to Antero Resources. Therefore, the expense related to the Converted AM RSU Awards was subject to allocation by Antero Resources. All remaining Converted AM RSU Awards vested during the first quarter of 2023.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the RSU awards activity, which included the Converted AM RSU Awards, is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2022	4,877,258	$9.79
Granted	3,094,153	10.59
Vested	(235,049)	7.62
Forfeited	(70,385)	10.18
Total AM LTIP RSUs awarded and unvested—March 31, 2023	7,665,977	$10.17

As of March 31, 2023, unamortized expense of $61 million related to the unvested RSUs is expected to be recognized over a weighted average period of 2.5 years.

(c)	Performance Share Unit Awards

2023 Performance Share Unit Awards

In March 2023, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2025 as compared to a targeted ROIC (“2023 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2023 ROIC PSUs ranges from zero to 200% of the target number of 2023 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2023 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2023 ROIC PSU awards was probable as of March 31, 2023.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2022	439,935	$11.28
Granted	512,166	10.58
Total AM LTIP PSUs awarded and unvested—March 31, 2023	952,101	$10.90

As of March 31, 2023, there was $17 million of unamortized equity-based compensation expense related to unvested PSUs that is expected to be recognized over a weighted average period of 2.6 years.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vested ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2022 and March 31, 2023, the Company has accrued $0.5 million and $0.2 million, respectively, in other liabilities in the condensed consolidated balance sheets related to unvested cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2021	January 26, 2022	February 9, 2022	$108,149	$0.2250
*	February 14, 2022	February 14, 2022	138	*
Q1 2022	April 27, 2022	May 11, 2022	109,296	0.2250
*	May 16, 2022	May 16, 2022	137	*
Q2 2022	July 27, 2022	August 10, 2022	107,675	0.2250
*	August 15, 2022	August 15, 2022	138	*
Q3 2022	October 26, 2022	November 9, 2022	107,705	0.2250
*	November 14, 2022	November 14, 2022	137	*
	Total 2022		$433,375

Q4 2022	January 25, 2023	February 8, 2023	$108,364	$0.2250
*	February 14, 2023	February 14, 2023	138	*
	Total 2023		$108,502
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Earnings Per Common Share.

On April 12, 2023, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended March 31, 2023. The dividend is payable on May 10, 2023 to stockholders of record as of April 26, 2023. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream that is payable on May 15, 2023 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Earnings Per Common Share. As of March 31, 2023, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended March 31,
(in thousands)	2022	2023
Basic weighted average number of shares outstanding	477,646	478,612
Add: Dilutive effect of RSUs	1,382	1,687
Add: Dilutive effect of PSUs	225	207
Add: Dilutive effect of Series A Preferred Stock	920	953
Diluted weighted average number of shares outstanding	480,173	481,459

Weighted average number of outstanding equity awards excluded from calculation of net income per share—diluted (1):
RSUs	1	872
PSUs	—	285
(1)	The potential dilutive effects of these awards were excluded from the computation of net income per share—diluted because the inclusion of these awards would have been anti-dilutive.
(c)	Net Income Per Share

Net income per share—basic for each period is computed by dividing the net income or loss attributable to the Company by the basic weighted average number of shares outstanding during the period. Net income per share—diluted for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average shares outstanding are equal to basic weighted average shares outstanding because the effect of all equity awards is anti-dilutive.

	Three Months Ended March 31,
(in thousands, except per share amounts)	2022	2023
Net income	$80,040	86,507
Less preferred stock dividends	(138)	(138)
Net income available to common shareholders	$79,902	86,369

Net income per share–basic	$0.17	0.18
Net income per share–diluted	$0.17	0.18

Weighted average common shares outstanding–basic	477,646	478,612
Weighted average common shares outstanding–diluted	480,173	481,459

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2022		March 31, 2023
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$556,985	545,416	559,735	545,712
2027 Notes	612,365	646,610	632,905	646,780
2028 Notes	601,575	644,776	621,530	645,004
2029 Notes	685,650	742,480	704,100	742,724
Total	$2,456,575	2,579,282	2,518,270	2,580,220
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.
(b)	Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2022 and March 31, 2023 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2022 and March 31, 2023 approximated fair value because the variable interest rates are reflective of current market conditions.

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

The Company also has a 15% equity interest in a gathering system of Stonewall Gas Gathering LLC (“Stonewall”), which operates a 67-mile pipeline on which Antero Resources is an anchor shipper.

The Company’s net income includes its proportionate share of the net income of the Joint Venture and Stonewall. When the Company records its proportionate share of net income, it increases equity income in the unaudited condensed consolidated statements of operations and comprehensive income and the carrying value of that investment on its condensed consolidated balance sheet. When distributions on the Company’s proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the condensed consolidated balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the distribution approach under FASB ASC Topic 230, Statement of Cash Flows. The Company uses the equity method of accounting to account for its investments in the Joint Venture and Stonewall because it exercises significant influence, but not control, over the entities. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the applicable Board of Directors and participation in policy-making decisions of the Joint Venture and Stonewall.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2022	$526,652	126,115	652,767
Equity in earnings of unconsolidated affiliates (1)	22,630	1,826	24,456
Distributions from unconsolidated affiliates	(27,010)	(7,095)	(34,105)
Balance as of March 31, 2023	$522,272	120,846	643,118
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

(14)  Contingencies

The Company is currently involved in a consolidated lawsuit with Veolia Water Technologies, Inc. (“Veolia”) relating to the Clearwater Facility.

On March 13, 2020, Antero Treatment LLC (“Antero Treatment”), a wholly owned subsidiary of the Company, filed suit against Veolia in the district court of Denver County, Colorado (the “Court”), asserting claims of fraud, breach of contract and other related claims. Antero Treatment alleges that Veolia failed to meet its contractual obligations to design and build a “turnkey” wastewater disposal facility under a Design/Build Agreement dated August 18, 2015 (the “DBA”), and that Veolia fraudulently concealed certain miscalculations and design flaws during contract negotiations and continued to conceal and fraudulently misrepresent the impact of certain design changes post-execution of the DBA. On March 13, 2020, Veolia filed a separate suit against the Company, Antero Resources, and certain of the Company’s wholly owned subsidiaries (collectively, the “Antero Defendants”) in Denver County, Colorado. In its lawsuit, Veolia asserted breach of contract and equitable claims against the Antero Defendants for alleged failures under the DBA. Veolia’s suit was consolidated into the action filed by Antero Treatment.

Veolia and the Antero Defendants each filed partial motions to dismiss and motions for summary judgment directed at certain claims asserted by the opposing party. A bench trial on the remaining claims was held from January 24 through February 10, 2022 and concluded on February 24, 2022. At trial, Antero Treatment sought damages from Veolia of $450 million, which represents the Company’s out-of-pocket costs associated with the Clearwater Facility project. In the alternative, Antero Treatment sought damages related to multiple breaches of the DBA, totaling $370 million. Also at trial, Veolia sought monetary damages of $118 million, including alleged delay and extra-contractual costs and a contract balance relating to an allegation that Antero Defendants improperly terminated the DBA.

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023 the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. Antero was also awarded costs and attorneys’ fees, the amount of which will be determined in separate proceedings. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment and reduced the damages award by $27 million. The Court has not yet entered an amended judgment, which, once entered, will be subject to appeal.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(15) Reportable Segments

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

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended March 31, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$182,443	53,321	—	235,764
Revenue–third-party	—	395	—	395
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	173,172	45,319	—	218,491
Operating expenses:
Direct operating	17,182	24,830	—	42,012
General and administrative	9,701	6,741	1,489	17,931
Facility idling	—	1,148	—	1,148
Depreciation	15,807	12,493	—	28,300
Accretion of asset retirement obligations	—	64	—	64
Gain on asset sale	(31)	(87)	—	(118)
Total operating expenses	42,659	45,189	1,489	89,337
Operating income	$130,513	130	(1,489)	129,154

Equity in earnings of unconsolidated affiliates	$23,232	—	—	23,232
Additions to property and equipment	$70,734	13,533	—	84,267

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$199,576	77,295	—	276,871
Revenue–third-party	—	272	—	272
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	190,305	69,170	—	259,475
Operating expenses:
Direct operating	24,118	33,755	—	57,873
General and administrative	10,180	6,208	959	17,347
Facility idling	—	574	—	574
Depreciation	22,063	13,133	—	35,196
Accretion of asset retirement obligations	—	44	—	44
Loss on settlement of asset retirement obligations	—	341	—	341
Gain on asset sale	(242)	(3)	—	(245)
Total operating expenses	56,119	54,052	959	111,130
Operating income	$134,186	15,118	(959)	148,345

Equity in earnings of unconsolidated affiliates	$24,456	—	—	24,456
Additions to property and equipment, net	$29,197	13,760	—	42,957

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

The summarized total assets of the Company’s reportable segments are as follows:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2022	2023
Gathering and Processing	$4,711,069	4,692,529
Water Handling	1,079,297	1,076,653
Unallocated (1)	954	1,345
Total assets	$5,791,320	5,770,527
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. The information provided below supplements, but does not form part of, our unaudited condensed consolidated financial statements. This discussion contains forward-looking statements that are based on the views and beliefs of our management, as well as assumptions and estimates made by our management. Actual results could differ materially from such forward-looking statements as a result of various risk factors, including those that may not be in the control of management. For further information on items that could impact our future operating performance or financial condition, see “Item 1A. Risk Factors” and the section entitled “Cautionary Statement Regarding Forward-Looking Statements.” We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law. In this section, references to “Antero Midstream,” “AM,” the “Company,” “we,” “us,” and “our” refer to Antero Midstream Corporation and its consolidated subsidiaries, unless otherwise indicated or the context otherwise requires.

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

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil have decreased during the three months ended March 31, 2023 as compared to the same period of 2022. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to past levels, Antero Resources is pursuing a maintenance capital program. Therefore, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Growth Incentive Fee Program with Antero Resources

Our 2019 gathering and compression agreement with Antero Resources includes a growth incentive fee program whereby we agreed to provide quarterly fee rebates to Antero Resources through December 31, 2023, contingent upon Antero Resources achieving volumetric growth targets on low pressure gathering. Antero Resources’ throughput gathered under the Marcellus gathering and compression agreements is not considered in the low pressure gathering volume targets. If actual low pressure volumes are below the lowest threshold for the respective period, Antero Resources will not earn a reduction in low pressure gathering fees.

The growth incentive fee rebate program expires December 31, 2023, and the following table summarizes the remaining low pressure gathering growth incentive targets through the remainder of 2023:

	Low Pressure Gathering	Quarterly Fee
	Volume Growth Incentive	Reduction
	Targets (MMcf/d)	(in millions)
Calendar Year 2023
Threshold 1	>2,900 and <3,150	$12.0
Threshold 2	>3,150 and <3,400	$15.5
Threshold 3	>3,400	$19.0

During the three months ended March 31, 2022 and 2023, Antero Resources delivered low pressure gathering volumes under the 2019 gathering and compression agreement of 2,930 MMcf/d and 2,977 MMcf/d, respectively, and as a result, earned a quarterly fee reduction of $12 million during both periods.

Economic Indicators

The economy is experiencing elevated inflation levels as a result of global supply and demand imbalances, where global demand continues to outpace current supplies. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 5% from March 2022 to March 2023 as compared to the Federal Reserve’s stated goal of 2%. See “—Capital Resources and Liquidity—Capital Investment” for more information. In order to manage the inflation risk currently present in the United States’ economy, the Federal Reserve has utilized monetary policy in the form of interest rate increases in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis.

The economy also continues to be impacted by global events and the aftermath of the COVID-19 pandemic, among other factors. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions on Russia and other global trade restrictions, among others. However, neither our nor Antero Resources’ supply chain has experienced any significant interruptions due to such events.

Inflationary pressures and supply chain disruptions could result in further increases to our operating and capital costs that are not fixed. However, our gathering and compression agreements provide for annual CPI-based adjustments that mitigate a portion of such inflationary pressures.

These economic variables are beyond our control and may adversely impact our business, financial condition, results of operations and future cash flows.

Results of Operations

We have two operating segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the Joint Venture and Stonewall. The Joint Venture and Stonewall provide processing and fractionation services and high-pressure gas gathering services, respectively, in the Appalachian Basin. The water handling segment includes (i) two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2023

The operating results of our reportable segments are as follows:

	Three Months Ended March 31, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$194,443	53,321	—	247,764
Revenue–third-party	—	395	—	395
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	173,172	45,319	—	218,491
Operating expenses:
Direct operating	17,182	24,830	—	42,012
General and administrative (excluding equity-based compensation)	7,565	6,272	1,262	15,099
Equity-based compensation	2,136	469	227	2,832
Facility idling	—	1,148	—	1,148
Depreciation	15,807	12,493	—	28,300
Accretion of asset retirement obligations	—	64	—	64
Gain on asset sale	(31)	(87)	—	(118)
Total operating expenses	42,659	45,189	1,489	89,337
Operating income	130,513	130	(1,489)	129,154
Other income (expense):
Interest expense, net	—	—	(44,279)	(44,279)
Equity in earnings of unconsolidated affiliates	23,232	—	—	23,232
Total other income (expense)	23,232	—	(44,279)	(21,047)
Income before income taxes	153,745	130	(45,768)	108,107
Income tax expense	—	—	(28,067)	(28,067)
Net income and comprehensive income	$153,745	130	(73,835)	80,040

Adjusted EBITDA (2)				$209,030
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Three Months Ended March 31, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$211,576	77,295	—	288,871
Revenue–third-party	—	272	—	272
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	190,305	69,170	—	259,475
Operating expenses:
Direct operating	24,118	33,755	—	57,873
General and administrative (excluding equity-based compensation)	5,772	4,494	754	11,020
Equity-based compensation	4,408	1,714	205	6,327
Facility idling	—	574	—	574
Depreciation	22,063	13,133	—	35,196
Accretion of asset retirement obligations	—	44	—	44
Loss on settlement of asset retirement obligations	—	341	—	341
Gain on asset sale	(242)	(3)	—	(245)
Total operating expenses	56,119	54,052	959	111,130
Operating income	134,186	15,118	(959)	148,345
Other income (expense):
Interest expense, net	—	—	(54,624)	(54,624)
Equity in earnings of unconsolidated affiliates	24,456	—	—	24,456
Total other income (expense)	24,456	—	(54,624)	(30,168)
Income before income taxes	158,642	15,118	(55,583)	118,177
Income tax expense	—	—	(31,670)	(31,670)
Net income and comprehensive income	$158,642	15,118	(87,253)	86,507

Adjusted EBITDA (2)				$241,781
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Three Months Ended		Amount of
	March 31,		Increase	Percentage
	2022	2023	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	263,727	285,423	21,696	8%
Compression (MMcf)	253,474	282,362	28,888	11%
Gathering—high pressure (MMcf)	259,042	252,129	(6,913)	(3)%
Fresh water delivery (MBbl)	7,874	11,110	3,236	41%
Other fluid handling (MBbl)	4,203	4,965	762	18%
Wells serviced by fresh water delivery	21	23	2	10%
Gathering—low pressure (MMcf/d)	2,930	3,171	241	8%
Compression (MMcf/d)	2,816	3,137	321	11%
Gathering—high pressure (MMcf/d)	2,878	2,801	(77)	(3)%
Fresh water delivery (MBbl/d)	87	123	36	41%
Other fluid handling (MBbl/d)	47	55	8	17%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.34	0.35	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.21	—	*
Average fresh water delivery fee ($/Bbl)	$4.07	4.21	0.14	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	136,242	135,741	(501)	*
Fractionation—Joint Venture (MBbl)	3,077	3,222	145	5%
Processing—Joint Venture (MMcf/d)	1,514	1,508	(6)	*
Fractionation—Joint Venture (MBbl/d)	34	36	2	6%
*	Not meaningful or applicable.

Revenues. Total revenues increased by 19%, from $218 million, including amortization of customer relationships of $18 million, for the three months ended March 31, 2022, to $259 million, including amortization of customer relationships of $18 million, for the three months ended March 31, 2023. Gathering and processing revenues increased by 10%, from $173 million for the three months ended March 31, 2022 to $190 million for the three months ended March 31, 2023. Water handling revenues increased by 53%, from $45 million for the three months ended March 31, 2022 to $69 million for the three months ended March 31, 2023. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $10 million period over period primarily due to increased throughput volumes of 22 Bcf, or 241 MMcf/d, and increases in our low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 329 additional wells being connected to our system since March 31, 2022, of which 253 wells were connected to the assets we acquired during the fourth quarter of 2022.
●	Compression revenue increased $7 million period over period primarily due to increased throughput volumes of 29 Bcf, or 321 MMcf/d and increases in our compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to the 329 additional wells being connected to our system since March 31, 2022, the addition of 12 compressor stations that were acquired during the fourth quarter of 2022 and one compressor station that was placed in service during the second quarter of 2022.
●	High pressure gathering revenue remained consistent for the three months ended March 31, 2022 and 2023 at $53 million and $54 million, respectively, primarily due to a 3% increase to the high pressure gathering rate as a result of an annual CPI-based adjustment, partially offset by decreased throughput volumes of 7 Bcf, or 77 MMcf/d. The high pressure gathering volumes decreased period over period primarily as a result of higher production from Antero Resources that was subject to a third-party high pressure gathering acreage dedication, partially offset by 76 new wells connected to our high pressure system since March 31, 2022. The assets acquired during 2022 were already connected to high pressure systems operated by us or third-parties prior to such acquisitions, and therefore, the 253 wells connected to the acquired assets did not increase the throughput on our high pressure gathering system.

Water Handling

●	Fresh water delivery revenue increased $15 million period over period primarily due to increased fresh water delivery volumes of 3 MMBbl, or 36 MBbl/d, and a 3% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes increased between periods due to higher well completions by Antero Resources.
●	Other fluid handling services revenue increased $9 million period over period primarily due to (i) increased costs, partially due to inflationary pressures that impact our cost plus 3% and cost of service rates during the three months ended March 31, 2023 and (ii) higher other fluid handling volumes of 1 MMBl, or 8 MBbl/d, between periods.

Direct operating expenses. Total direct operating expenses increased by 38%, from $42 million for the three months ended March 31, 2022 to $58 million for the three months ended March 31, 2023. Gathering and processing direct operating expenses increased by 40%, from $17 million for the three months ended March 31, 2022 to $24 million for the three months ended March 31, 2023 primarily due to 12 compressor stations that were acquired during the fourth quarter of 2022, one compressor station that was placed in service during the second quarter of 2022 and increased heavy maintenance expense between periods. Water handling direct operating expenses increased by 36%, from $25 million for the three months ended March 31, 2022 to $34 million for the three months ended March 31, 2023 primarily due to higher wastewater trucking volumes and rates, and higher water blending volumes between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 27%, from $15 million for the three months ended March 31, 2022 to $11 million for three months ended March 31, 2023 primarily due to lower legal costs associated with the Veolia legal matter between periods and lower costs allocated to us from Antero Resources. See “Item 1. Legal Proceedings” below for additional information.

Equity-based compensation expenses. Equity-based compensation expenses increased from $3 million for the three months ended March 31, 2022 to $6 million for the three months ended March 31, 2023 primarily due to an increase in the annual equity awards granted during the first quarter of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 9—Equity-Based Compensation and Cash Awards to the condensed consolidated financial statements for more information.

Depreciation expense. Total depreciation expense increased by 24%, from $28 million for the three months ended March 31, 2022 to $35 million for the three months ended March 31, 2023. This increase is primarily due to (i) $5 million for a phased early retirement of an underutilized compressor station, (ii) $1 million for our assets acquired during the fourth quarter of 2022 and (iii) $1 million related to assets placed in service between periods. The phased early retirement of the underutilized compressor station began in the second quarter of 2022 and will be completed by the first half of 2023, and allows us to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and/or (ii) contribute to a new compressor station. There are certain costs associated with the underutilized compressor station that cannot be relocated or reused, and such costs will be fully depreciated during the first half of 2023.

Interest expense. Interest expense increased by 23%, from $44 million for the three months ended March 31, 2022 to $55 million for the three months ended March 31, 2023 primarily due to increased interest rates on our Credit Facility due to higher benchmark rates during the three months ended March 31, 2023 and higher borrowings on our Credit Facility between periods primarily as a result of our asset acquisitions in the fourth quarter of 2022.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 5%, from $23 million for the three months ended March 31, 2022 to $24 million for the three months ended March 31, 2023 primarily due to higher processing and fractionation fees as a result of annual CPI-based adjustments and increased fractionation volumes between periods.

Income tax expense. Income tax expense increased by 13%, from $28 million for the three months ended March 31, 2022 to $32 million for the three months ended March 31, 2023, which reflects effective tax rates of 26.0% and 26.8%, respectively. This income tax expense increase was primarily due to higher pre-tax income between periods.

Net income. Net income increased by 8%, from $80 million for the three months ended March 31, 2022 to $87 million for the three months ended March 31, 2023 primarily due to higher gathering, compression and water handling revenues and lower general and administrative costs, excluding equity-based compensation expense between periods, partially offset by higher total direct operating expenses, interest expense, depreciation expense and equity-based compensation expense between periods.

Adjusted EBITDA. Adjusted EBITDA increased by 16%, from $209 million for the three months ended March 31, 2022 to $242 million for the three months ended March 31, 2023. The increase between periods was primarily due to higher gathering, compression and water handling revenues and lower general and administrative costs, excluding equity-based compensation expense, and higher distributions from unconsolidated affiliates, partially offset by higher total direct operating expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures” below.

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

Our Board of Directors (the “Board”) declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended March 31, 2023. The dividend is payable on May 10, 2023 to stockholders of record as of April 26, 2023. Our Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock, which will be paid on May 15, 2023 in accordance with their terms as discussed in Note 11—Equity and Earnings Per Common Share. As of March 31, 2023, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of March 31, 2023, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2023:

	Three Months Ended March 31,
(in thousands)	2022	2023
Net cash provided by operating activities	$184,664	182,719
Net cash used in investing activities	(84,146)	(42,151)
Net cash used in financing activities	(100,518)	(140,568)
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $185 million and $183 million for the three months ended March 31, 2022 and 2023, respectively. The decrease in cash flows provided by operations between periods was primarily the result of changes in working capital, higher direct operating expenses and higher interest expense, partially offset by higher gathering, compression and water handling revenues between periods.

Investing activities. Net cash flows used in investing activities was $84 million and $42 million for the three months ended March 31, 2022 and 2023, respectively. The decrease in cash flows used in investing activities between periods was primarily due to decreased capital spending for our gathering systems of $42 million primarily as a result of fewer capital projects between periods.

Financing activities. Net cash used in financing activities was $101 million and $141 million for the three months ended March 31, 2022 and 2023, respectively. The increase in cash flows used in financing activities between periods was primarily due to net repayments on our Credit Facility of $31 million during the three months ended March 31, 2023, as compared to net borrowings on our Credit Facility of $9 million during the three months ended March 31, 2022.

2023 Capital Investment

On April 26, 2023, we announced a revised capital budget with a range of $180 million to $200 million, which includes growth capital supporting the increased volumes expected from Antero Resources’ drilling partnership in addition to its maintenance capital program for 2023. Our capital budgets may be adjusted as business conditions warrant. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to maintain our capital efficiency.

For the three months ended March 31, 2023, our capital expenditures were $34 million, including $21 million for our gathering systems and facilities and $13 million for our water handling facilities.

Debt Agreements

See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K for information on our debt agreements.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended March 31,
(in thousands)	2022	2023
Net income	$80,040	86,507
Interest expense, net	44,279	54,624
Income tax expense	28,067	31,670
Depreciation expense	28,300	35,196
Accretion of asset retirement obligations	64	44
Equity-based compensation	2,832	6,327
Amortization of customer relationships	17,668	17,668
Equity in earnings of unconsolidated affiliates	(23,232)	(24,456)
Distributions from unconsolidated affiliates	31,130	34,105
Loss on settlement of asset retirement obligations	—	341
Gain on asset sale	(118)	(245)
Adjusted EBITDA	$209,030	241,781

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments in the 2022 Form 10-K. We believe these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At March 31, 2023, we had $751 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $2 million increase in interest expense for the three months ended March 31, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Veolia and the Antero Defendants each filed partial motions to dismiss and motions for summary judgment directed at certain claims asserted by the opposing party. A bench trial on the remaining claims was held from January 24 through February 10, 2022 and concluded on February 24, 2022. At trial, Antero Treatment sought damages from Veolia of $450 million, which represents the Company’s out-of-pocket costs associated with the Clearwater Facility project. In the alternative, Antero Treatment sought damages related to multiple breaches of the DBA, totaling $370 million. Also, at trial, Veolia sought monetary damages of $118 million, including alleged delay and extra-contractual costs and a contract balance relating to an allegation that Antero Defendants improperly terminated the DBA.

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023 the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. Antero was also awarded costs and attorneys’ fees, the amount of which will be determined in separate proceedings. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment and reduced the damages award by $27 million. The Court has not yet entered an amended judgment, which, once entered, will be subject to appeal.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2022 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan
January 1, 2023 – January 31, 2023	79,455	$11.21	—	$149,767,409
February 1, 2023 – February 28, 2023	25,654	10.74	—	N/A
March 1, 2023 – March 31, 2023	—	—	—	N/A
Total	105,109	$11.10	—	$149,767,409
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended March 31, 2023, we did not make any repurchases under this program.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

3.3

Amended and Restated Bylaws of Antero Midstream Corporation, dated February 14, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 15, 2023).

3.4

Certificate of Designations of Antero Midstream Corporation, dated March 12, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on March 12, 2019).

10.1*	†	Form of Stock Award Grant Notice and Stock Award Agreement (Form for Non-Employee Directors) under the Antero Midstream Corporation Long-Term Incentive Plan.
31.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended March 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Quarterly Report on Form 10-Q.

†Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President -Finance and Treasurer

Date:	April 26, 2023