Form 10-Q
period 2023-06-30
Antero Midstream Corp
filed 2023-07-26
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had 479,678,273 shares of common stock outstanding as of July 21, 2023.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	impacts of geopolitical events, including the Russia-Ukraine conflict, and world health events;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	our ability to execute our return of capital program;
●	competition;
●	government regulations and changes in laws;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	expectations regarding the amount and timing of litigation awards;
●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruptions, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes or changes in law, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events, cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	June 30,
	2022	2023
Assets
Current assets:
Accounts receivable–Antero Resources	$86,152	91,621
Accounts receivable–third party	575	550
Income tax receivable	940	940
Other current assets	1,326	795
Total current assets	88,993	93,906

Property and equipment, net	3,751,431	3,756,496
Investments in unconsolidated affiliates	652,767	639,887
Customer relationships	1,286,103	1,250,767
Other assets, net	12,026	11,827
Total assets	$5,791,320	5,752,883

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$5,436	2,921
Accounts payable–third party	22,865	17,947
Accrued liabilities	72,715	74,924
Other current liabilities	1,061	817
Total current liabilities	102,077	96,609
Long-term liabilities:
Long-term debt	3,361,282	3,306,667
Deferred income tax liability	131,215	191,979
Other	4,428	4,589
Total liabilities	3,599,002	3,599,844

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2022 and June 30, 2023
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2022 and June 30, 2023	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 478,497 and 479,656 issued and outstanding as of December 31, 2022 and June 30, 2023, respectively	4,785	4,797
Additional paid-in capital	2,104,740	2,061,230
Retained earnings	82,793	87,012
Total stockholders' equity	2,192,318	2,153,039
Total liabilities and stockholders' equity	$5,791,320	5,752,883

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2022	2023
Revenue:
Gathering and compression–Antero Resources	$184,071	211,068
Water handling–Antero Resources	62,262	64,613
Water handling–third party	242	274
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	228,907	258,287
Operating expenses:
Direct operating	43,299	52,595
General and administrative (including $5,641 and $8,499 of equity-based compensation in 2022 and 2023, respectively)	16,079	18,162
Facility idling	1,185	637
Depreciation	35,675	35,233
Impairment of property and equipment	3,702	—
Accretion of asset retirement obligations	64	44
Loss on settlement of asset retirement obligations	539	279
Loss (gain) on asset sale	(32)	5,814
Total operating expenses	100,511	112,764
Operating income	128,396	145,523
Other income (expense):
Interest expense, net	(45,426)	(55,388)
Equity in earnings of unconsolidated affiliates	22,824	25,972
Total other expense	(22,602)	(29,416)
Income before income taxes	105,794	116,107
Income tax expense	(26,399)	(29,095)
Net income and comprehensive income	$79,395	87,012

Net income per share–basic	$0.17	0.18
Net income per share–diluted	$0.17	0.18

Weighted average common shares outstanding:
Basic	478,317	479,502
Diluted	480,270	481,512

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2022	2023
Revenue:
Gathering and compression–Antero Resources	$366,514	410,644
Water handling–Antero Resources	115,583	141,908
Water handling–third party	637	546
Amortization of customer relationships	(35,336)	(35,336)
Total revenue	447,398	517,762
Operating expenses:
Direct operating	85,311	110,468
General and administrative (including $8,473 and $14,826 of equity-based compensation in 2022 and 2023, respectively)	34,010	35,509
Facility idling	2,333	1,211
Depreciation	63,975	70,429
Impairment of property and equipment	3,702	—
Accretion of asset retirement obligations	128	88
Loss on settlement of asset retirement obligations	539	620
Loss (gain) on asset sale	(150)	5,569
Total operating expenses	189,848	223,894
Operating income	257,550	293,868
Other income (expense):
Interest expense, net	(89,705)	(110,012)
Equity in earnings of unconsolidated affiliates	46,056	50,428
Total other expense	(43,649)	(59,584)
Income before income taxes	213,901	234,284
Income tax expense	(54,466)	(60,765)
Net income and comprehensive income	$159,435	173,519

Net income per share–basic	$0.33	0.36
Net income per share–diluted	$0.33	0.36

Weighted average common shares outstanding:
Basic	477,983	479,059
Diluted	480,329	481,420

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

					Retained
				Additional	Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2021	$—	477,495	$4,775	2,414,398	(132,475)	2,286,698
Dividends to stockholders	—	—	—	(108,287)	—	(108,287)
Equity-based compensation	—	—	—	2,832	—	2,832
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	188	2	(1,331)	—	(1,329)
Net income and comprehensive income	—	—	—	—	80,040	80,040
Balance at March 31, 2022	—	477,683	4,777	2,307,612	(52,435)	2,259,954
Dividends to stockholders	—	—	—	(109,433)	—	(109,433)
Equity-based compensation	—	—	—	5,641	—	5,641
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	754	7	(5,445)	—	(5,438)
Net income and comprehensive income	—	—	—	—	79,395	79,395
Balance at June 30, 2022	$—	478,437	$4,784	2,198,375	26,960	2,230,119

Balance at December 31, 2022	$—	478,497	$4,785	2,104,740	82,793	2,192,318
Dividends to stockholders	—	—	—	(25,709)	(82,793)	(108,502)
Equity-based compensation	—	—	—	6,327	—	6,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	148	1	(1,167)	—	(1,166)
Net income and comprehensive income	—	—	—	—	86,507	86,507
Balance at March 31, 2023	—	478,645	4,786	2,084,191	86,507	2,175,484
Dividends to stockholders	—	—	—	(24,267)	(86,507)	(110,774)
Equity-based compensation	—	—	—	8,499	—	8,499
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,011	11	(7,193)	—	(7,182)
Net income and comprehensive income	—	—	—	—	87,012	87,012
Balance at June 30, 2023	$—	479,656	$4,797	2,061,230	87,012	2,153,039

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2023
Cash flows provided by (used in) operating activities:
Net income	$159,435	173,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	63,975	70,429
Accretion of asset retirement obligations	128	88
Impairment of property and equipment	3,702	—
Deferred income tax expense	54,466	60,765
Equity-based compensation	8,473	14,826
Equity in earnings of unconsolidated affiliates	(46,056)	(50,428)
Distributions from unconsolidated affiliates	60,505	63,570
Amortization of customer relationships	35,336	35,336
Amortization of deferred financing costs	2,828	2,957
Settlement of asset retirement obligations	(916)	(695)
Loss on settlement of asset retirement obligations	539	620
Loss (gain) on asset sale	(150)	5,569
Changes in assets and liabilities:
Accounts receivable–Antero Resources	6,099	(5,470)
Accounts receivable–third party	517	481
Other current assets	158	(800)
Accounts payable–Antero Resources	(2,427)	(2,515)
Accounts payable–third party	9,480	(889)
Accrued liabilities	(1,911)	942
Net cash provided by operating activities	354,181	368,305
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(131,665)	(59,156)
Additions to water handling systems	(30,369)	(25,583)
Investments in unconsolidated affiliates	—	(262)
Acquisition of gathering systems and facilities	—	(266)
Cash received in asset sales	147	1,071
Change in other assets	—	(15)
Change in other liabilities	(805)	—
Net cash used in investing activities	(162,692)	(84,211)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(217,445)	(218,971)
Dividends to preferred stockholders	(275)	(275)
Payments of deferred financing costs	(302)	—
Borrowings (repayments) on bank credit facilities, net	33,300	(56,500)
Employee tax withholding for settlement of equity compensation awards	(6,767)	(8,348)
Net cash used in financing activities	(191,489)	(284,094)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$86,688	107,607
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$2,822	(2,814)

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2022 and June 30, 2023, the results of the Company’s operations for the three and six months ended June 30, 2022 and 2023, and the Company’s cash flows for the six months ended June 30, 2022 and 2023. The Company has no items of other comprehensive income; therefore, net income is equal to comprehensive income.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 19 years, which reflects the remaining economic life of the relationships as of June 30, 2023. The changes in the carrying amount of customer relationships were as follows (in thousands):

Customer relationships as of December 31, 2022	$1,286,103
Amortization of customer relationships	(35,336)
Customer relationships as of June 30, 2023	$1,250,767

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2023	$35,336
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Thereafter	932,743
Total	$1,250,767

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and six months ended June 30, 2022 and 2023 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $3 million and $4 million during the three months ended June 30, 2022 and 2023, respectively and $7 million and $9 million during the six months ended June 30, 2022 and 2023, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $8 million and $7 million during the three months ended June 30, 2022 and 2023, respectively, and $16 million and $15 million during the six months ended June 30, 2022 and 2023, respectively.  These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, except costs attributable to noncash equity-based compensation.  For further information on equity-based compensation, see Note 9—Equity-Based Compensation and Cash Awards.

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

The 2019 gathering and compression agreement includes a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. Antero Resources’ throughput gathered under the Marcellus gathering and compression agreements is not considered in low pressure gathering volume targets. Antero Resources achieved the first level volumetric target during each of the first and second quarters of 2022 and 2023. Accordingly, Antero Resources earned rebates of $12 million for each of the three months ended June 30, 2022 and 2023 and $24 million for each of the six months ended June 30, 2022 and 2023. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

The Company determined that its gathering and compression agreements are operating leases as Antero Resources obtains substantially all of the economic benefit of the assets and has the right to direct the use of the assets. Each gathering and compression system is an identifiable asset, and consists of a network of assets that may include underground low pressure pipelines that connect and deliver gas from specific well pads to compressor stations to compress the gas before delivery to underground high pressure pipelines that transport the gas to a third-party pipeline, third-party processing plant or a Joint Venture processing plant. Each compression system is an identifiable asset, and consists of a network of assets that include compressor stations that connect to underground high pressure pipelines that transport the gas to a third-party pipeline, third-party processing plant or a Joint Venture processing plant. Each set of assets in an agreement is considered to be a single lease due to the interrelated network of the assets required to provide services under each respective agreement. When a modification to an agreement occurs, the Company reassesses the classification of the lease. The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering systems, which are performed on time-elapsed measures.

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of June 30, 2023 are as follows (in thousands):

Remainder of year ending December 31, 2023	$144,632
Year ending December 31, 2024	316,492
Year ending December 31, 2025	298,143
Year ending December 31, 2026	284,327
Year ending December 31, 2027	224,150
Thereafter	382,434
Total	$1,650,178

(b)	Water Handling

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

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. For additional information on reportable segments, see Note 15—Reportable Segments.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2023	2022	2023	Reportable Segment
Type of service
Gathering—low pressure	$91,660	105,042	181,097	204,679	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	(12,000)	(24,000)	(24,000)	Gathering and Processing (1)
Compression	51,486	61,565	103,098	119,955	Gathering and Processing (1)
Gathering—high pressure	52,925	56,461	106,319	110,010	Gathering and Processing (1)
Fresh water delivery	41,120	40,399	73,164	87,225	Water Handling
Other fluid handling	21,384	24,488	43,056	55,229	Water Handling
Amortization of customer relationships	(9,272)	(9,272)	(18,543)	(18,543)	Gathering and Processing
Amortization of customer relationships	(8,396)	(8,396)	(16,793)	(16,793)	Water Handling
Total	$228,907	258,287	447,398	517,762

Type of contract
Per Unit Fixed Fee	$196,071	223,068	390,514	434,644	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	(12,000)	(24,000)	(24,000)	Gathering and Processing (1)
Per Unit Fixed Fee	41,362	40,673	73,801	87,772	Water Handling
Cost plus 3%	16,400	18,797	32,038	43,242	Water Handling
Cost of service fee	4,742	5,417	10,381	11,440	Water Handling
Amortization of customer relationships	(9,272)	(9,272)	(18,543)	(18,543)	Gathering and Processing
Amortization of customer relationships	(8,396)	(8,396)	(16,793)	(16,793)	Water Handling
Total	$228,907	258,287	447,398	517,762
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2022 and June 30, 2023, were $86 million and $92 million, respectively.

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	June 30,
(in thousands)	Useful Lives	2022	2023
Land	n/a	$31,668	31,668
Gathering systems and facilities	40-50 years (1)	3,281,872	3,317,470
Permanent buried pipelines and equipment	7-20 years	601,347	632,748
Surface pipelines and equipment	1-7 years	66,726	77,858
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	2,953	5,130
Construction-in-progress	n/a	158,977	153,412
Total property and equipment		4,148,700	4,223,443
Less accumulated depreciation		(397,269)	(466,947)
Property and equipment, net		$3,751,431	3,756,496
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(b)	Asset Acquisitions

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2022	2023
Credit Facility (a)	$782,000	725,500
7.875% senior notes due 2026 (b)	550,000	550,000
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
5.375% senior notes due 2029 (e)	750,000	750,000
Total principal	3,382,000	3,325,500
Unamortized debt premiums	1,698	1,496
Unamortized debt issuance costs	(22,416)	(20,329)
Total long-term debt	$3,361,282	3,306,667

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2022 and June 30, 2023. The Credit Facility matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the Credit Facility will mature on such date. As of June 30, 2023, the Credit Facility had an available borrowing capacity of $524 million.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2022 and June 30, 2023.

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

As of December 31, 2022, the Borrower had outstanding borrowings under the Credit Facility of $782 million with a weighted average interest rate of 6.17%. As of June 30, 2023, the Borrower had outstanding borrowings under the Credit Facility of $726 million with a weighted average interest rate of 6.96%. No letters of credit under the Credit Facility were outstanding as of December 31, 2022 or June 30, 2023.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	7.875% Senior Notes Due 2026

On November 10, 2020, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corp (“Finance Corp,” and together with Antero Midstream Partners, the “Issuers”) issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 (the “2026 Notes”) at par. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on May 15 and November 15 of each year. Antero Midstream Partners may redeem all or part of the 2026 Notes at any time on or after May 15, 2023 at redemption prices ranging from 103.938% currently to 100.00% on or after May 15, 2025. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2026 Notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

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

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par.  The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time on or after January 15, 2023 at redemption prices ranging from 102.875% currently to 100.00% on or after January 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

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

During the three and six months ended June 30, 2022 and 2023, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2022	2023
Capital expenditures	$16,597	17,811
Operating expenses	11,118	10,764
Interest expense	37,947	37,395
Ad valorem taxes	5,661	6,918
Other	1,392	2,036
Total accrued liabilities	$72,715	74,924

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(9) Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

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

AR LTIP

Equity-based compensation expense allocated to Antero Midstream from Antero Resources, which includes expense related to the Converted AM RSU Awards (as defined below), for the three and six months ended June 30, 2022 was $0.1 million and $0.3 million, respectively, and for the three and six months ended June 30, 2023 was zero and less than $0.1 million, respectively. All grants made prior to March 12, 2019 were fully amortized during the first quarter of 2023. Therefore, there will be no further allocation of equity-based compensation expense from Antero Resources to the Company. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

AM LTIP

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AM LTIP under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board of Directors (the “Board”). As of June 30, 2023, a total of 4,620,235 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2023	2022	2023
Restricted stock units (1)	$4,425	6,549	6,913	11,610
Performance share units (1)	988	1,723	1,105	2,784
Equity awards issued to directors	228	227	455	432
Total expense	$5,641	8,499	8,473	14,826
(1)	Amounts include equity-based compensation expense allocated to the Company by Antero Resources.

(b)	Restricted Stock Unit Awards

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the RSU awards activity, which included the Converted AM RSU Awards, is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2022	4,877,258	$9.79
Granted	3,103,722	10.59
Vested	(1,900,773)	9.59
Forfeited	(74,520)	10.21
Total AM LTIP RSUs awarded and unvested—June 30, 2023	6,005,687	$10.26

As of June 30, 2023, unamortized equity-based compensation expense of $55 million related to the unvested RSUs is expected to be recognized over a weighted average period of 2.2 years.

(c)	Performance Share Unit Awards

2023 Performance Share Unit Awards

In March 2023, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2025 as compared to a targeted ROIC (“2023 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2023 ROIC PSUs ranges from zero to 200% of the target number of 2023 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2023 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2023 ROIC PSU awards was probable as of June 30, 2023.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2022	439,935	$11.28
Granted	512,166	10.58
Total AM LTIP PSUs awarded and unvested—June 30, 2023	952,101	$10.90

As of June 30, 2023, unamortized equity-based compensation expense of $16 million related to the unvested PSUs is expected to be recognized over a weighted average period of 2.3 years.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vested ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2022 and June 30, 2023, the Company has accrued $0.5 million and $0.1 million, respectively, in other liabilities in the unaudited condensed consolidated balance sheets related to unvested cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2021	January 26, 2022	February 9, 2022	$108,149	$0.2250
*	February 14, 2022	February 14, 2022	138	*
Q1 2022	April 27, 2022	May 11, 2022	109,296	0.2250
*	May 16, 2022	May 16, 2022	137	*
Q2 2022	July 27, 2022	August 10, 2022	107,675	0.2250
*	August 15, 2022	August 15, 2022	138	*
Q3 2022	October 26, 2022	November 9, 2022	107,705	0.2250
*	November 14, 2022	November 14, 2022	137	*
	Total 2022		$433,375

Q4 2022	January 25, 2023	February 8, 2023	$108,364	$0.2250
*	February 14, 2023	February 14, 2023	138	*
Q1 2023	April 26, 2023	May 10, 2023	110,607	0.2250
*	May 15, 2023	May 15, 2023	137	*
	Total 2023		$219,246
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Earnings Per Common Share.

On July 12, 2023, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended June 30, 2023. The dividend is payable on August 9, 2023 to stockholders of record as of July 26, 2023. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream that is payable on August 14, 2023 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Earnings Per Common Share. As of June 30, 2023, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2023	2022	2023
Basic weighted average number of shares outstanding	478,317	479,502	477,983	479,059
Add: Dilutive effect of RSUs	794	797	1,081	1,225
Add: Dilutive effect of PSUs	54	351	160	274
Add: Dilutive effect of Series A Preferred Stock	1,105	862	1,105	862
Diluted weighted average number of shares outstanding	480,270	481,512	480,329	481,420

Weighted average number of outstanding equity awards excluded from calculation of net income per share—diluted (1):
RSUs	2,457	—	1,170	—
PSUs	744	—	375	—
(1)	The potential dilutive effects of these awards were excluded from the computation of net income per share—diluted because the inclusion of these awards would have been anti-dilutive.
(c)	Net Income Per Share

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2022	2023	2022	2023
Net income	$79,395	87,012	159,435	173,519
Less preferred stock dividends	(137)	(137)	(275)	(275)
Net income available to common shareholders	$79,258	86,875	159,160	173,244

Net income per share–basic	$0.17	0.18	0.33	0.36
Net income per share–diluted	$0.17	0.18	0.33	0.36

Weighted average common shares outstanding–basic	478,317	479,502	477,983	479,059
Weighted average common shares outstanding–diluted	480,270	481,512	480,329	481,420

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2022		June 30, 2023
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$556,985	545,416	555,500	546,012
2027 Notes	612,365	646,610	624,065	646,955
2028 Notes	601,575	644,776	615,875	645,232
2029 Notes	685,650	742,480	696,600	742,968
Total	$2,456,575	2,579,282	2,492,040	2,581,167
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.
(b)	Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2022 and June 30, 2023 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2022 and June 30, 2023 approximated fair value because the variable interest rates are reflective of current market conditions.

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

The Company’s net income includes its proportionate share of the net income of the Joint Venture and Stonewall. When the Company records its proportionate share of net income, it increases equity income in the unaudited condensed consolidated statements of operations and comprehensive income and the carrying value of that investment on its condensed consolidated balance sheet. When distributions on the Company’s proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the unaudited condensed consolidated balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the distribution approach under FASB ASC Topic 230, Statement of Cash Flows. The Company uses the equity method of accounting to account for its investments in the Joint Venture and Stonewall because it exercises significant influence, but not control, over the entities. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as its ownership interest, representation on the applicable Board of Directors and participation in policy-making decisions of the Joint Venture and Stonewall.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2022	$526,652	126,115	652,767
Additional investments	—	262	262
Equity in earnings of unconsolidated affiliates (1)	46,754	3,674	50,428
Distributions from unconsolidated affiliates	(54,345)	(9,225)	(63,570)
Balance as of June 30, 2023	$519,061	120,826	639,887
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3, 2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which includes pre-judgment interest through April 30, 2023. Antero Treatment was also awarded costs and attorneys’ fees, the amount of which will be determined in separate proceedings. On May 26, 2023, Veolia filed a notice of appeal of the final judgment. On June 9, 2023, Antero Treatment filed a notice of cross-appeal.

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

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended June 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$184,071	62,262	—	246,333
Revenue–third-party	—	242	—	242
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	174,799	54,108	—	228,907
Operating expenses:
Direct operating	19,343	23,956	—	43,299
General and administrative	10,490	3,849	1,740	16,079
Facility idling	—	1,185	—	1,185
Depreciation	22,854	12,821	—	35,675
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	64	—	64
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(32)	—	—	(32)
Total operating expenses	53,785	44,986	1,740	100,511
Operating income	$121,014	9,122	(1,740)	128,396

Equity in earnings of unconsolidated affiliates	$22,824	—	—	22,824
Additions to property and equipment	$60,931	16,836	—	77,767

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$211,068	64,613	—	275,681
Revenue–third-party	—	274	—	274
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	201,796	56,491	—	258,287
Operating expenses:
Direct operating	25,154	27,441	—	52,595
General and administrative	11,370	4,861	1,931	18,162
Facility idling	—	637	—	637
Depreciation	22,196	13,037	—	35,233
Accretion of asset retirement obligations	—	44	—	44
Loss on settlement of asset retirement obligations	—	279	—	279
Loss on asset sale	5,814	—	—	5,814
Total operating expenses	64,534	46,299	1,931	112,764
Operating income	$137,262	10,192	(1,931)	145,523

Equity in earnings of unconsolidated affiliates	$25,972	—	—	25,972
Additions to property and equipment, net	$29,959	11,823	—	41,782

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Six Months Ended June 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$366,514	115,583	—	482,097
Revenue–third-party	—	637	—	637
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	347,971	99,427	—	447,398
Operating expenses:
Direct operating	36,525	48,786	—	85,311
General and administrative	20,191	10,590	3,229	34,010
Facility idling	—	2,333	—	2,333
Depreciation	38,661	25,314	—	63,975
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	128	—	128
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(63)	(87)	—	(150)
Total operating expenses	96,444	90,175	3,229	189,848
Operating income	$251,527	9,252	(3,229)	257,550

Equity in earnings of unconsolidated affiliates	$46,056	—	—	46,056
Additions to property and equipment	$131,665	30,369	—	162,034

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$410,644	141,908	—	552,552
Revenue–third-party	—	546	—	546
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	392,101	125,661	—	517,762
Operating expenses:
Direct operating	49,272	61,196	—	110,468
General and administrative	21,550	11,069	2,890	35,509
Facility idling	—	1,211	—	1,211
Depreciation	44,259	26,170	—	70,429
Accretion of asset retirement obligations	—	88	—	88
Loss on settlement of asset retirement obligations	—	620	—	620
Loss (gain) on asset sale	5,572	(3)	—	5,569
Total operating expenses	120,653	100,351	2,890	223,894
Operating income	$271,448	25,310	(2,890)	293,868

Equity in earnings of unconsolidated affiliates	$50,428	—	—	50,428
Additions to property and equipment, net	$59,156	25,583	—	84,739

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

The summarized total assets of the Company’s reportable segments are as follows:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2022	2023
Gathering and Processing	$4,711,069	4,686,552
Water Handling	1,079,297	1,065,123
Unallocated (1)	954	1,208
Total assets	$5,791,320	5,752,883
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil have decreased during the three and six months ended June 30, 2023 as compared to the same periods of 2022. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to past levels, Antero Resources is pursuing a maintenance capital program. Therefore, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

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

During the three months ended June 30, 2022 and 2023, Antero Resources delivered low pressure gathering volumes under the 2019 gathering and compression agreement of 2,970 MMcf/d and 3,118 MMcf/d, respectively, and as a result, earned a quarterly fee reduction of $12 million during both periods. During the six months ended June 30, 2022 and 2023, Antero Resources earned $24 million in fee reductions during both periods.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the first half of 2023. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 9% from June 2021 to June 2022 and an additional 3% from June 2022 to June 2023 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and May 2023, the Federal Reserve increased the federal funds interest rate by 5.0%. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for additional information.

The economy also continues to be impacted by global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions on Russia and other global trade restrictions, among others. However, neither our nor Antero Resources’ supply chain has experienced any significant interruptions due to such events.

Inflationary pressures and supply chain disruptions could result in further increases to our operating and capital costs that are not fixed. However, our gathering and compression and water agreements provide for annual CPI-based adjustments that mitigate a portion of such inflationary pressures.

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

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2023

The operating results of our reportable segments are as follows:

	Three Months Ended June 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$196,071	62,262	—	258,333
Revenue–third-party	—	242	—	242
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	174,799	54,108	—	228,907
Operating expenses:
Direct operating	19,343	23,956	—	43,299
General and administrative (excluding equity-based compensation)	6,268	2,658	1,512	10,438
Equity-based compensation	4,222	1,191	228	5,641
Facility idling	—	1,185	—	1,185
Depreciation	22,854	12,821	—	35,675
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	64	—	64
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(32)	—	—	(32)
Total operating expenses	53,785	44,986	1,740	100,511
Operating income	121,014	9,122	(1,740)	128,396
Other income (expense):
Interest expense, net	—	—	(45,426)	(45,426)
Equity in earnings of unconsolidated affiliates	22,824	—	—	22,824
Total other income (expense)	22,824	—	(45,426)	(22,602)
Income before income taxes	143,838	9,122	(47,166)	105,794
Income tax expense	—	—	(26,399)	(26,399)
Net income and comprehensive income	$143,838	9,122	(73,565)	79,395

Adjusted EBITDA (2)				$221,028
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Three Months Ended June 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$223,068	64,613	—	287,681
Revenue–third-party	—	274	—	274
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	201,796	56,491	—	258,287
Operating expenses:
Direct operating	25,154	27,441	—	52,595
General and administrative (excluding equity-based compensation)	5,126	2,832	1,705	9,663
Equity-based compensation	6,244	2,029	226	8,499
Facility idling	—	637	—	637
Depreciation	22,196	13,037	—	35,233
Accretion of asset retirement obligations	—	44	—	44
Loss on settlement of asset retirement obligations	—	279	—	279
Loss on asset sale	5,814	—	—	5,814
Total operating expenses	64,534	46,299	1,931	112,764
Operating income	137,262	10,192	(1,931)	145,523
Other income (expense):
Interest expense, net	—	—	(55,388)	(55,388)
Equity in earnings of unconsolidated affiliates	25,972	—	—	25,972
Total other income (expense)	25,972	—	(55,388)	(29,416)
Income before income taxes	163,234	10,192	(57,319)	116,107
Income tax expense	—	—	(29,095)	(29,095)
Net income and comprehensive income	$163,234	10,192	(86,414)	87,012

Adjusted EBITDA (2)				$242,525
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Three Months Ended		Amount of
	June 30,		Increase	Percentage
	2022	2023	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	270,302	300,706	30,404	11%
Compression (MMcf)	252,644	295,801	43,157	17%
Gathering—high pressure (MMcf)	256,537	265,890	9,353	4%
Fresh water delivery (MBbl)	10,048	9,585	(463)	(5)%
Other fluid handling (MBbl)	4,128	4,953	825	20%
Wells serviced by fresh water delivery	15	23	8	53%
Gathering—low pressure (MMcf/d)	2,970	3,304	334	11%
Compression (MMcf/d)	2,776	3,251	475	17%
Gathering—high pressure (MMcf/d)	2,819	2,922	103	4%
Fresh water delivery (MBbl/d)	110	105	(5)	(5)%
Other fluid handling (MBbl/d)	45	54	9	20%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.34	0.35	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.21	—	*
Average fresh water delivery fee ($/Bbl)	$4.09	4.21	0.12	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	132,664	145,645	12,981	10%
Fractionation—Joint Venture (MBbl)	3,368	3,553	185	5%
Processing—Joint Venture (MMcf/d)	1,458	1,600	142	10%
Fractionation—Joint Venture (MBbl/d)	37	39	2	5%
*	Not meaningful or applicable.

Revenues. Total revenues increased by 13%, from $229 million for the three months ended June 30, 2022 to $258 million for the three months ended June 30, 2023. Total revenues included amortization of customer relationships of $18 million for the three months ended June 30, 2022 and 2023. Gathering and processing revenues increased by 15%, from $175 million for the three months ended June 30, 2022 to $202 million for the three months ended June 30, 2023. Water handling revenues increased by 4%, from $54 million for the three months ended June 30, 2022 to $56 million for the three months ended June 30, 2023. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $13 million period over period primarily due to increased throughput volumes of 30 Bcf, or 334 MMcf/d, and increases in our low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 338 additional wells being connected to our system since June 30, 2022, of which 253 wells were connected to the assets we acquired during the fourth quarter of 2022.
●	Compression revenue increased $10 million period over period primarily due to increased throughput volumes of 43 Bcf, or 475 MMcf/d, and increases in our compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to 338 additional wells being connected to our system since June 30, 2022, of which 253 were connected to the assets we acquired during the fourth quarter of 2022, and the addition of 12 compressor stations that were acquired during the fourth quarter of 2022.
●	High pressure gathering revenue increased $4 million period over period primarily due to increased throughput volumes of 9 Bcf, or 103 MMcf/d, and an increase to the high pressure gathering rate as a result of annual CPI-based adjustments. High pressure gathering volumes increased between periods primarily due to 85 additional wells being connected to our system since June 30, 2022. The assets acquired during 2022 were already connected to high pressure systems operated by us or third-parties prior to such acquisitions, and therefore, the 253 wells connected to the acquired assets did not increase the throughput on our high pressure gathering system.

Water Handling

●	Fresh water delivery revenue decreased $1 million period over period primarily due to lower fresh water delivery volumes between periods, partially offset by a 3% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes decreased between periods due to timing of well completions by Antero Resources.
●	Other fluid handling services revenue increased $3 million period over period primarily due to increased costs, partially due to inflationary pressures that impact our cost plus 3% and cost of service rates during the three months ended June 30, 2023 and higher other fluid handling volumes of 1 MMBbl, or 9 MBbl/d, between periods.

Direct operating expenses. Direct operating expenses increased by 21%, from $43 million for the three months ended June 30, 2022 to $53 million for the three months ended June 30, 2023. Gathering and processing direct operating expenses increased by 30%, from $19 million for the three months ended June 30, 2022 to $25 million for the three months ended June 30, 2023 primarily due to 12 compressor stations that were acquired during the fourth quarter of 2022 and increased heavy maintenance expense between periods. Water handling direct operating expenses increased by 15%, from $24 million for the three months ended June 30, 2022 to $28 million for the three months ended June 30, 2023 primarily due to higher wastewater trucking volumes and rates, and higher fresh water expense between periods due to maintenance and repairs.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained consistent at $10 million for the three months ended June 30, 2022 and 2023.

Equity-based compensation expenses. Equity-based compensation expenses increased from $6 million for the three months ended June 30, 2022 to $8 million for the three months ended June 30, 2023 primarily due to an increase in the annual equity awards granted during the first quarter of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 9—Equity-Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense remained relatively consistent at $36 million and $35 million for the three months ended June 30, 2022 and 2023, respectively.

Impairment of property and equipment expense. Impairment of property and equipment expense of $4 million during the three months ended June 30, 2022 was primarily due to (i) a write-down of the Clearwater Facility related to the retirement obligation for the facility and (ii) cancelled projects. There were no impairments of property and equipment during the three months ended June 30, 2023.

Loss (gain) on asset sale. Loss on asset sale of $6 million for the three months ended June 30, 2023 is primarily due to sales of miscellaneous equipment.

Interest expense. Interest expense increased by 22%, from $45 million for the three months ended June 30, 2022 to $55 million for the three months ended June 30, 2023 primarily due to the increased interest rates on our Credit Facility as a result of higher benchmark rates during the three months ended June 30, 2023 and higher Credit Facility borrowings between periods primarily as a result of our asset acquisitions in the fourth quarter of 2022.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 14%, from $23 million for the three months ended June 30, 2022 to $26 million for the three months ended June 30, 2023 primarily due to higher processing and fractionation fees as a result of annual CPI-based adjustments and increased volumes between periods.

Income tax expense. Income tax expense for the three months ended June 30, 2022 and 2023 was $26 million and $29 million, respectively, which reflects effective tax rates of 25.0% and 25.1%, respectively.

Net income. Net income increased by 10%, from $79 million for the three months ended June 30, 2022 to $87 million for the three months ended June 30, 2023. The increase was primarily due to higher gathering, compression and other fluid handling revenues and higher equity in earnings from unconsolidated affiliates, partially offset by higher direct operating expenses, interest expense and equity-based compensation expense between periods.

Adjusted EBITDA. Adjusted EBITDA increased by 10%, from $221 million for the three months ended June 30, 2022 to $243 million for the three months ended June 30, 2023. The increase between periods was primarily due to higher gathering, compression and other fluid handling revenues, partially offset by higher direct operating expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2023

The operating results of our reportable segments are as follows:

	Six Months Ended June 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$390,514	115,583	—	506,097
Revenue–third-party	—	637	—	637
Gathering—low pressure fee rebate	(24,000)	—	—	(24,000)
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	347,971	99,427	—	447,398
Operating expenses:
Direct operating	36,525	48,786	—	85,311
General and administrative (excluding equity-based compensation)	13,833	8,930	2,774	25,537
Equity-based compensation	6,358	1,660	455	8,473
Facility idling	—	2,333	—	2,333
Depreciation	38,661	25,314	—	63,975
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	128	—	128
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(63)	(87)	—	(150)
Total operating expenses	96,444	90,175	3,229	189,848
Operating income	251,527	9,252	(3,229)	257,550
Other income (expense):
Interest expense, net	—	—	(89,705)	(89,705)
Equity in earnings of unconsolidated affiliates	46,056	—	—	46,056
Total other income (expense)	46,056	—	(89,705)	(43,649)
Income before income taxes	297,583	9,252	(92,934)	213,901
Income tax expense	—	—	(54,466)	(54,466)
Net income and comprehensive income	$297,583	9,252	(147,400)	159,435

Adjusted EBITDA (2)				$430,058
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Six Months Ended June 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$434,644	141,908	—	576,552
Revenue–third-party	—	546	—	546
Gathering—low pressure fee rebate	(24,000)	—	—	(24,000)
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	392,101	125,661	—	517,762
Operating expenses:
Direct operating	49,272	61,196	—	110,468
General and administrative (excluding equity-based compensation)	10,898	7,326	2,459	20,683
Equity-based compensation	10,652	3,743	431	14,826
Facility idling	—	1,211	—	1,211
Depreciation	44,259	26,170	—	70,429
Accretion of asset retirement obligations	—	88	—	88
Loss on settlement of asset retirement obligations	—	620	—	620
Loss (gain) on asset sale	5,572	(3)	—	5,569
Total operating expenses	120,653	100,351	2,890	223,894
Operating income	271,448	25,310	(2,890)	293,868
Other income (expense):
Interest expense, net	—	—	(110,012)	(110,012)
Equity in earnings of unconsolidated affiliates	50,428	—	—	50,428
Total other income (expense)	50,428	—	(110,012)	(59,584)
Income before income taxes	321,876	25,310	(112,902)	234,284
Income tax expense	—	—	(60,765)	(60,765)
Net income and comprehensive income	$321,876	25,310	(173,667)	173,519

Adjusted EBITDA (2)				$484,306
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Six Months Ended		Amount of
	June 30,		Increase	Percentage
	2022	2023	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	534,029	586,129	52,100	10%
Compression (MMcf)	506,118	578,163	72,045	14%
Gathering—high pressure (MMcf)	515,579	518,019	2,440	*
Fresh water delivery (MBbl)	17,922	20,695	2,773	15%
Other fluid handling (MBbl)	8,331	9,918	1,587	19%
Wells serviced by fresh water delivery	36	46	10	28%
Gathering—low pressure (MMcf/d)	2,950	3,238	288	10%
Compression (MMcf/d)	2,796	3,194	398	14%
Gathering—high pressure (MMcf/d)	2,849	2,862	13	*
Fresh water delivery (MBbl/d)	99	114	15	15%
Other fluid handling (MBbl/d)	46	55	9	20%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.34	0.35	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.21	—	*
Average fresh water delivery fee ($/Bbl)	$4.08	4.21	0.13	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	268,906	281,386	12,480	5%
Fractionation—Joint Venture (MBbl)	6,445	6,775	330	5%
Processing—Joint Venture (MMcf/d)	1,486	1,555	69	5%
Fractionation—Joint Venture (MBbl/d)	36	37	1	3%
*	Not meaningful or applicable.

Revenues. Total revenues increased by 16%, from $447 million for the six months ended June 30, 2022 to $518 million for the six months ended June 30, 2023. Total revenues included amortization of customer relationships of $35 million for the six months ended June 30, 2022 and 2023. Gathering and processing revenues increased by 13%, from $348 million for the six months ended June 30, 2022 to $392 million for the six months ended June 30, 2023. Water handling revenues increased by 26%, from $99 million for the six months ended June 30, 2022 to $126 million for the six months ended June 30, 2023. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $23 million period over period primarily due to increased throughput volumes of 52 Bcf, or 288 MMcf/d, and increases in our low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 338 additional wells being connected to our system since June 30, 2022, of which 253 wells were connected to the assets we acquired during the fourth quarter of 2022.
●	Compression revenue increased $17 million period over period primarily due to increased throughput volumes of 72 Bcf, or 398 MMcf/d, and increases in our compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to the 338 additional wells being connected to our system since June 30, 2022, of which 253 were connected to the assets we acquired during the fourth quarter of 2022, and the addition of 12 compressor stations that were acquired during the fourth quarter of 2022.
●	High pressure gathering revenue increased $4 million period over period primarily due to an increase to the high pressure gathering rate as a result of an annual CPI-based adjustment and increased throughput volumes of 2 Bcf, or 13 MMcf/d. The high pressure gathering volumes increased period over period primarily due to 85 additional wells being connected to our high pressure system since June 30, 2022. The assets acquired during 2022 were already connected to high pressure systems operated by us or third-parties prior to such acquisitions, and therefore, the 253 wells connected to the acquired assets did not increase the throughput on our high pressure gathering system.

Water Handling

●	Fresh water delivery revenue increased $14 million period over period primarily due to increased fresh water delivery volumes of 3 MMBbl, or 15 MBbl/d, and a 3% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes increased between periods due to higher well completions by Antero Resources.
●	Other fluid handling services revenue increased $13 million period over period primarily due to increased costs, partially due to inflationary pressures that impact our cost plus 3% and cost of service rates during the six months ended June 30, 2023, and higher other fluid handling volumes of 2 MMBl, or 9 MBbl/d, between periods.

Direct operating expenses. Direct operating expenses increased by 29%, from $85 million for the six months ended June 30, 2022 to $110 million for the six months ended June 30, 2023. Gathering and processing direct operating expenses increased by 35%, from $36 million for the six months ended June 30, 2022 to $49 million for the six months ended June 30, 2023 primarily due to 12 compressor stations that were acquired during the fourth quarter of 2022 and increased heavy maintenance expense between periods. Water handling direct operating expenses increased by 25%, from $49 million for the six months ended June 30, 2022 to $61 million for the six months ended June 30, 2023 primarily due to higher wastewater trucking volumes and rates, and an increased number of locations connected to our water blending system between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 19%, from $26 million for the six months ended June 30, 2022 to $21 million for six months ended June 30, 2023 primarily due to lower legal costs associated with the Veolia legal matter between periods and lower costs allocated to us from Antero Resources. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

Equity-based compensation expenses. Equity-based compensation expenses increased from $8 million for the six months ended June 30, 2022 to $15 million for the six months ended June 30, 2023 primarily due to an increase in the annual equity awards granted during the first half of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 9—Equity-Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 10%, from $64 million for the six months ended June 30, 2022 to $70 million for the six months ended June 30, 2023. This increase is primarily due to (i) $3 million for our assets acquired during the fourth quarter of 2022, (ii) $2 million of higher expense on the phased early retirement of an underutilized compressor station and (iii) $1 million related to assets placed in service between periods. The phased early retirement of the underutilized compressor station began in the second quarter of 2022 and was completed during the first half of 2023, and allowed us to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and/or (ii) contribute to a new compressor station. There were certain costs associated with the underutilized compressor station that could not be relocated or reused, and such costs were fully depreciated during the first half of 2023.

Impairment of property and equipment expense. Impairment of property and equipment expense of $4 million during the six months ended June 30, 2022 was primarily due to (i) a write-down of the Clearwater Facility related to the retirement obligation for the facility and (ii) cancelled projects. There were no impairments of property and equipment during the six months ended June 30, 2023.

Loss (gain) on asset sale. Loss on asset sale of $6 million for the six months ended June 30, 2023 is primarily due to sales of miscellaneous equipment.

Interest expense. Interest expense increased by 23%, from $90 million for the six months ended June 30, 2022 to $110 million for the six months ended June 30, 2023 primarily due to increased interest rates on our Credit Facility due to higher benchmark rates during the six months ended June 30, 2023 and higher borrowings on our Credit Facility between periods primarily as a result of our asset acquisitions in the fourth quarter of 2022.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 9%, from $46 million for the six months ended June 30, 2022 to $50 million for the six months ended June 30, 2023 primarily due to higher processing and fractionation fees as a result of annual CPI-based adjustments and increased volumes between periods.

Income tax expense. Income tax expense increased by 12%, from $54 million for the six months ended June 30, 2022 to $61 million for the six months ended June 30, 2023, which reflects effective tax rates of 25.5% and 25.9%, respectively. This income tax expense increase was primarily due to higher pre-tax income between periods.

Net income. Net income increased by 9%, from $159 million for the six months ended June 30, 2022 to $174 million for the six months ended June 30, 2023 primarily due to higher gathering, compression and water handling revenues and lower general and administrative costs, excluding equity-based compensation expense between periods, partially offset by higher direct operating expenses, interest expense, depreciation expense and equity-based compensation expense between periods.

Adjusted EBITDA. Adjusted EBITDA increased by 13%, from $430 million for the six months ended June 30, 2022 to $484 million for the six months ended June 30, 2023. The increase between periods was primarily due to higher gathering, compression and water handling revenues, lower general and administrative costs, excluding equity-based compensation expense, and higher distributions from unconsolidated affiliates, partially offset by higher direct operating expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures” below.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flows and available borrowings under our Credit Facility and capital market transactions. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash dividends for at least the next 12 months.

Our Board of Directors (the “Board”) declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended June 30, 2023. The dividend is payable on August 9, 2023 to stockholders of record as of July 26, 2023. Our Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock that is payable on August 14, 2023 in accordance with their terms as discussed in Note 11—Equity and Earnings Per Common Share. As of June 30, 2023, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of June 30, 2023, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2023:

	Six Months Ended June 30,
(in thousands)	2022	2023
Net cash provided by operating activities	$354,181	368,305
Net cash used in investing activities	(162,692)	(84,211)
Net cash used in financing activities	(191,489)	(284,094)
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $354 million and $368 million for the six months ended June 30, 2022 and 2023, respectively. The increase in cash flows provided by operations between periods was primarily the result of higher gathering, compression and water handling revenues as well as higher distributions from unconsolidated affiliates between periods, partially offset by changes in working capital, higher direct operating expenses and higher interest expense.

Investing activities. Net cash flows used in investing activities was $163 million and $84 million for the six months ended June 30, 2022 and 2023, respectively. The decrease in cash flows used in investing activities between periods was primarily due to decreased capital spending for our gathering systems and facilities and water handling systems of $73 million and $5 million, respectively, primarily as a result of fewer capital projects between periods.

Financing activities. Net cash used in financing activities was $191 million and $284 million for the six months ended June 30, 2022 and 2023, respectively. The increase in cash flows used in financing activities between periods was primarily due to net repayments on our Credit Facility of $57 million during the six months ended June 30, 2023, as compared to net borrowings on our Credit Facility of $33 million during the six months ended June 30, 2022.

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

Our capital expenditures were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2023	June 30, 2023
Gathering systems and facilities	$34,475	55,724
Water handling systems	13,847	26,201
Investments in unconsolidated affiliates	262	262
Total capital expenditures	$48,584	82,187

Debt Agreements

See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2022 Form 10-K for information on our debt agreements.

Non-GAAP Financial Measures

We use Adjusted EBITDA as an important indicator of our performance. We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation, impairment of property and equipment, accretion of asset retirement obligations, equity-based compensation, excluding equity in earnings of unconsolidated affiliates, amortization of customer relationships, loss on early extinguishment of debt, loss on settlement of asset retirement obligations, loss (gain) on asset sale and including distributions from unconsolidated affiliates.

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2023	2022	2023
Net income	$79,395	87,012	159,435	173,519
Interest expense, net	45,426	55,388	89,705	110,012
Income tax expense	26,399	29,095	54,466	60,765
Depreciation expense	35,675	35,233	63,975	70,429
Impairment of property and equipment	3,702	—	3,702	—
Accretion of asset retirement obligations	64	44	128	88
Equity-based compensation	5,641	8,499	8,473	14,826
Amortization of customer relationships	17,668	17,668	35,336	35,336
Equity in earnings of unconsolidated affiliates	(22,824)	(25,972)	(46,056)	(50,428)
Distributions from unconsolidated affiliates	29,375	29,465	60,505	63,570
Loss on settlement of asset retirement obligations	539	279	539	620
Loss (gain) on asset sale	(32)	5,814	(150)	5,569
Adjusted EBITDA	$221,028	242,525	430,058	484,306

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At June 30, 2023, we had $726 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $4 million increase in interest expense for the six months ended June 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans (2)	Under the Plan (2)
April 1, 2023 – April 30, 2023	676,220	$10.62	—	$149,767,409
May 1, 2023 – May 31, 2023	—	—	—	N/A
June 1, 2023 – June 30, 2023	—	—	—	N/A
Total	676,220	$10.62	—	$149,767,409
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In August 2019, the Board authorized a $300 million share repurchase program, which was extended through June 30, 2023 during the first quarter of 2021. During the three months ended June 30, 2023, we did not make any repurchases under this program, and the program expired on June 30, 2023.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

3.3

Certificate of Amendment to Certificate of Incorporation of Antero Midstream Corporation, dated June 8, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 8, 2023).

3.4

Amended and Restated Bylaws of Antero Midstream Corporation, dated February 14, 2023 (incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 15, 2023).

3.5

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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended June 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	July 26, 2023