Form 10-Q
period 2023-09-30
Antero Midstream Corp
filed 2023-10-25
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Number of shares of the registrant’s common stock outstanding as of October 20, 2023 (in thousands): 479,713

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East, and world health events;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	our ability to execute our return of capital program;
●	competition;
●	government regulations and changes in laws;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	expectations regarding the amount and timing of litigation awards;
●	uncertainty regarding our future operating results; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	September 30,
	2022	2023
Assets
Current assets:
Accounts receivable–Antero Resources	$86,152	93,019
Accounts receivable–third party	575	764
Income tax receivable	940	940
Other current assets	1,326	811
Total current assets	88,993	95,534

Property and equipment, net	3,751,431	3,782,554
Investments in unconsolidated affiliates	652,767	635,954
Customer relationships	1,286,103	1,233,099
Other assets, net	12,026	11,570
Total assets	$5,791,320	5,758,711

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$5,436	3,669
Accounts payable–third party	22,865	24,683
Accrued liabilities	72,715	81,628
Other current liabilities	1,061	669
Total current liabilities	102,077	110,649
Long-term liabilities:
Long-term debt	3,361,282	3,258,537
Deferred income tax liability	131,215	228,636
Other	4,428	9,749
Total liabilities	3,599,002	3,607,571

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2022 and September 30, 2023
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2022 and September 30, 2023	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 478,497 and 479,678 issued and outstanding as of December 31, 2022 and September 30, 2023, respectively	4,785	4,797
Additional paid-in capital	2,104,740	2,048,523
Retained earnings	82,793	97,820
Total stockholders' equity	2,192,318	2,151,140
Total liabilities and stockholders' equity	$5,791,320	5,758,711

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2022	2023
Revenue:
Gathering and compression–Antero Resources	$185,640	214,992
Water handling–Antero Resources	61,411	66,132
Water handling–third party	1,651	383
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	231,034	263,839
Operating expenses:
Direct operating	46,648	51,914
General and administrative (including $5,553 and $8,349 of equity-based compensation in 2022 and 2023, respectively)	13,587	17,633
Facility idling	865	722
Depreciation	34,206	30,745
Accretion of asset retirement obligations	50	45
Loss (gain) on asset sale	(2,092)	467
Total operating expenses	93,264	101,526
Operating income	137,770	162,313
Other income (expense):
Interest expense, net	(47,835)	(55,233)
Equity in earnings of unconsolidated affiliates	24,411	27,397
Total other expense	(23,424)	(27,836)
Income before income taxes	114,346	134,477
Income tax expense	(30,332)	(36,657)
Net income and comprehensive income	$84,014	97,820

Net income per share–basic	$0.18	0.20
Net income per share–diluted	$0.17	0.20

Weighted average common shares outstanding:
Basic	478,460	479,676
Diluted	480,318	482,840

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2022	2023
Revenue:
Gathering and compression–Antero Resources	$552,154	625,636
Water handling–Antero Resources	176,994	208,040
Water handling–third party	2,288	929
Amortization of customer relationships	(53,004)	(53,004)
Total revenue	678,432	781,601
Operating expenses:
Direct operating	131,959	162,382
General and administrative (including $14,026 and $23,175 of equity-based compensation in 2022 and 2023, respectively)	47,597	53,142
Facility idling	3,198	1,933
Depreciation	98,181	101,174
Impairment of property and equipment	3,702	—
Accretion of asset retirement obligations	178	133
Loss on settlement of asset retirement obligations	539	620
Loss (gain) on asset sale	(2,242)	6,036
Total operating expenses	283,112	325,420
Operating income	395,320	456,181
Other income (expense):
Interest expense, net	(137,540)	(165,245)
Equity in earnings of unconsolidated affiliates	70,467	77,825
Total other expense	(67,073)	(87,420)
Income before income taxes	328,247	368,761
Income tax expense	(84,798)	(97,422)
Net income and comprehensive income	$243,449	271,339

Net income per share–basic	$0.51	0.57
Net income per share–diluted	$0.51	0.56

Weighted average common shares outstanding:
Basic	478,144	479,267
Diluted	480,342	481,908

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

					Retained
				Additional	Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2021	$—	477,495	$4,775	2,414,398	(132,475)	2,286,698
Dividends to stockholders	—	—	—	(108,287)	—	(108,287)
Equity-based compensation	—	—	—	2,832	—	2,832
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	188	2	(1,331)	—	(1,329)
Net income and comprehensive income	—	—	—	—	80,040	80,040
Balance at March 31, 2022	—	477,683	4,777	2,307,612	(52,435)	2,259,954
Dividends to stockholders	—	—	—	(109,433)	—	(109,433)
Equity-based compensation	—	—	—	5,641	—	5,641
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	754	7	(5,445)	—	(5,438)
Net income and comprehensive income	—	—	—	—	79,395	79,395
Balance at June 30, 2022	—	478,437	4,784	2,198,375	26,960	2,230,119
Dividends to stockholders	—	—	—	(80,853)	(26,960)	(107,813)
Equity-based compensation	—	—	—	5,553	—	5,553
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	25	—	(18)	—	(18)
Net income and comprehensive income	—	—	—	—	84,014	84,014
Balance at September 30, 2022	$—	478,462	$4,784	2,123,057	84,014	2,211,855

Balance at December 31, 2022	$—	478,497	$4,785	2,104,740	82,793	2,192,318
Dividends to stockholders	—	—	—	(25,709)	(82,793)	(108,502)
Equity-based compensation	—	—	—	6,327	—	6,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	148	1	(1,167)	—	(1,166)
Net income and comprehensive income	—	—	—	—	86,507	86,507
Balance at March 31, 2023	—	478,645	4,786	2,084,191	86,507	2,175,484
Dividends to stockholders	—	—	—	(24,267)	(86,507)	(110,774)
Equity-based compensation	—	—	—	8,499	—	8,499
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,011	11	(7,193)	—	(7,182)
Net income and comprehensive income	—	—	—	—	87,012	87,012
Balance at June 30, 2023	—	479,656	4,797	2,061,230	87,012	2,153,039
Dividends to stockholders	—	—	—	(21,053)	(87,012)	(108,065)
Equity-based compensation	—	—	—	8,349	—	8,349
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	22	—	(3)	—	(3)
Net income and comprehensive income	—	—	—	—	97,820	97,820
Balance at September 30, 2023	$—	479,678	$4,797	2,048,523	97,820	2,151,140

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2023
Cash flows provided by (used in) operating activities:
Net income	$243,449	271,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98,181	101,174
Accretion of asset retirement obligations	178	133
Impairment of property and equipment	3,702	—
Deferred income tax expense	84,798	97,422
Equity-based compensation	14,026	23,175
Equity in earnings of unconsolidated affiliates	(70,467)	(77,825)
Distributions from unconsolidated affiliates	90,470	94,900
Amortization of customer relationships	53,004	53,004
Amortization of deferred financing costs	4,268	4,463
Settlement of asset retirement obligations	(1,395)	(869)
Loss on settlement of asset retirement obligations	539	620
Loss (gain) on asset sale	(2,242)	6,036
Changes in assets and liabilities:
Accounts receivable–Antero Resources	5,596	(6,867)
Accounts receivable–third party	(822)	436
Other current assets	242	(1,307)
Accounts payable–Antero Resources	(2,006)	(1,766)
Accounts payable–third party	12,228	1,214
Accrued liabilities	(2,773)	5,460
Net cash provided by operating activities	530,976	570,742
Cash flows provided by (used in) investing activities:
Additions to gathering systems and facilities	(190,407)	(90,175)
Additions to water handling systems	(45,747)	(39,850)
Investments in unconsolidated affiliates	—	(262)
Return of investment in unconsolidated affiliate	17,000	—
Acquisition of gathering systems and facilities	—	(266)
Cash received in asset sales	4,026	1,071
Change in other assets	(24)	(26)
Change in other liabilities	(804)	—
Net cash used in investing activities	(215,956)	(129,508)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(325,120)	(326,871)
Dividends to preferred stockholders	(413)	(413)
Payments of deferred financing costs	(302)	—
Borrowings (repayments) on bank credit facilities, net	17,600	(105,600)
Employee tax withholding for settlement of equity compensation awards	(6,785)	(8,350)
Net cash used in financing activities	(315,020)	(441,234)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$130,236	159,019
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(17,130)	9,171

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2022 and September 30, 2023, the results of the Company’s operations for the three and nine months ended September 30, 2022 and 2023, and the Company’s cash flows for the nine months ended September 30, 2022 and 2023. The Company has no items of other comprehensive income; therefore, net income is equal to comprehensive income.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 18 years, which reflects the remaining economic life of the relationships as of September 30, 2023. The changes in the carrying amount of customer relationships were as follows (in thousands):

Customer relationships as of December 31, 2022	$1,286,103
Amortization of customer relationships	(53,004)
Customer relationships as of September 30, 2023	$1,233,099

Future amortization expense is as follows (in thousands):

Remainder of year ending December 31, 2023	$17,668
Year ending December 31, 2024	70,672
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Thereafter	932,743
Total	$1,233,099

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and nine months ended September 30, 2022 and 2023 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $3 million and $5 million during the three months ended September 30, 2022 and 2023, respectively and $10 million and $13 million during the nine months ended September 30, 2022 and 2023, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets.  General and administrative expense includes costs charged to the Company by Antero Resources of $6 million and $7 million during the three months ended September 30, 2022 and 2023, respectively, and $22 million during each of the nine months ended September 30, 2022 and 2023. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation.  These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable.  The Company reimburses Antero Resources directly for all general and administrative costs charged to it, except costs attributable to noncash equity-based compensation.  For further information on equity-based compensation, see Note 9—Equity-Based Compensation and Cash Awards.

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

The 2019 gathering and compression agreement includes a growth incentive fee program whereby low pressure gathering fees will be reduced from 2020 through 2023 to the extent Antero Resources achieves certain quarterly volumetric targets during such time. Antero Resources’ throughput gathered under the Marcellus gathering and compression agreements is not considered in low pressure gathering volume targets. Antero Resources achieved the first level volumetric target during each of the first three quarters of 2022 and 2023. Accordingly, Antero Resources earned rebates of $12 million for each of the three months ended September 30, 2022 and 2023 and $36 million for each of the nine months ended September 30, 2022 and 2023. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of September 30, 2023 are as follows (in thousands):

Remainder of year ending December 31, 2023	$54,905
Year ending December 31, 2024	316,492
Year ending December 31, 2025	298,143
Year ending December 31, 2026	284,327
Year ending December 31, 2027	224,150
Thereafter	382,435
Total	$1,560,452

(b)	Water Handling

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2023	2022	2023	Reportable Segment
Type of service
Gathering—low pressure	$92,091	106,731	273,188	311,410	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	(12,000)	(36,000)	(36,000)	Gathering and Processing (1)
Compression	52,364	62,903	155,462	182,858	Gathering and Processing (1)
Gathering—high pressure	53,185	57,358	159,504	167,368	Gathering and Processing (1)
Fresh water delivery	38,445	40,989	111,609	128,214	Water Handling
Other fluid handling	24,617	25,526	67,673	80,755	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	(27,814)	(27,814)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	(25,190)	(25,190)	Water Handling
Total	$231,034	263,839	678,432	781,601

Type of contract
Per Unit Fixed Fee	$197,640	226,992	588,154	661,636	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	(12,000)	(36,000)	(36,000)	Gathering and Processing (1)
Per Unit Fixed Fee	38,921	41,371	112,722	129,143	Water Handling
Cost plus 3%	19,346	19,789	51,384	63,031	Water Handling
Cost of service fee	4,795	5,355	15,176	16,795	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	(27,814)	(27,814)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	(25,190)	(25,190)	Water Handling
Total	$231,034	263,839	678,432	781,601
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2022 and September 30, 2023, were $86 million and $93 million, respectively.

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	September 30,
(in thousands)	Useful Lives	2022	2023
Land	n/a	$31,668	31,668
Gathering systems and facilities	40-50 years (1)	3,281,872	3,328,513
Permanent buried pipelines and equipment	7-20 years	601,347	633,113
Surface pipelines and equipment	1-7 years	66,726	80,048
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	2,953	5,130
Construction-in-progress	n/a	158,977	196,619
Total property and equipment		4,148,700	4,280,248
Less accumulated depreciation		(397,269)	(497,694)
Property and equipment, net		$3,751,431	3,782,554
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(b)	Asset Acquisitions

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2022	2023
Credit Facility (a)	$782,000	676,400
7.875% senior notes due 2026 (b)	550,000	550,000
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
5.375% senior notes due 2029 (e)	750,000	750,000
Total principal	3,382,000	3,276,400
Unamortized debt premiums	1,698	1,393
Unamortized debt issuance costs	(22,416)	(19,256)
Total long-term debt	$3,361,282	3,258,537

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2022 and September 30, 2023. The Credit Facility matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the Credit Facility will mature on such date. As of September 30, 2023, the Credit Facility had an available borrowing capacity of $574 million.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2022 and September 30, 2023.

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

As of December 31, 2022, the Borrower had outstanding borrowings under the Credit Facility of $782 million with a weighted average interest rate of 6.17%. As of September 30, 2023, the Borrower had outstanding borrowings under the Credit Facility of $676 million with a weighted average interest rate of 7.04%. No letters of credit under the Credit Facility were outstanding as of December 31, 2022 or September 30, 2023.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	7.875% Senior Notes Due 2026

On November 10, 2020, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corp (“Finance Corp,” and together with Antero Midstream Partners, the “Issuers”) issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 (the “2026 Notes”) at par. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on May 15 and November 15 of each year. Antero Midstream Partners may redeem all or part of the 2026 Notes at any time at redemption prices ranging from 103.938% currently to 100.00% on or after May 15, 2025. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2026 Notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(c)	5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par. The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes. The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2027 Notes is payable on March 1 and September 1 of each year.  Antero Midstream Partners may redeem all or part of the 2027 Notes at any time at redemption prices ranging from 101.917% currently to 100.00% on or after March 1, 2025.  If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

(d)	5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par.  The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries.  Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time at redemption prices ranging from 102.875% currently to 100.00% on or after January 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

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

During the three and nine months ended September 30, 2022 and 2023, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2022	2023
Capital expenditures	$16,597	25,164
Operating expenses	11,118	11,519
Interest expense	37,947	39,709
Ad valorem taxes	5,661	3,509
Other	1,392	1,727
Total accrued liabilities	$72,715	81,628

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(9) Equity-Based Compensation and Cash Awards

(a)	Summary of Equity-Based Compensation

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

AR LTIP

Equity-based compensation expense allocated to Antero Midstream from Antero Resources, which includes expense related to the Converted AM RSU Awards (as defined below), for the three and nine months ended September 30, 2022 was $0.1 million and $0.4 million, respectively, and for the three and nine months ended September 30, 2023 was zero and less than $0.1 million, respectively. All grants made prior to March 12, 2019 were fully amortized during the first quarter of 2023. Therefore, there will be no further allocation of equity-based compensation expense from Antero Resources to the Company. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

AM LTIP

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AM LTIP under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. The Company is authorized to grant up to 15,398,901 shares of AM common stock to employees and directors under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board of Directors (the “Board”). As of September 30, 2023, a total of 4,694,623 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2023	2022	2023
Restricted stock units (1)	$4,525	6,358	11,438	17,969
Performance share units (1)	833	1,741	1,938	4,525
Equity awards issued to directors	195	250	650	681
Total expense	$5,553	8,349	14,026	23,175
(1)	Amounts include equity-based compensation expense allocated to the Company by Antero Resources.

(b)	Restricted Stock Unit Awards

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

A summary of the RSU awards activity, which included the Converted AM RSU Awards, is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2022	4,877,258	$9.79
Granted	3,103,722	10.59
Vested	(1,901,400)	9.59
Forfeited	(170,365)	10.39
Total AM LTIP RSUs awarded and unvested—September 30, 2023	5,909,215	$10.26

As of September 30, 2023, unamortized equity-based compensation expense of $48 million related to the unvested RSUs is expected to be recognized over a weighted average period of 2.0 years.

(c)	Performance Share Unit Awards

2023 Performance Share Unit Awards

In March 2023, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2025 as compared to a targeted ROIC (“2023 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2023 ROIC PSUs ranges from zero to 200% of the target number of 2023 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2023 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2023 ROIC PSU awards was probable as of September 30, 2023.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2022	439,935	$11.28
Granted	512,166	10.58
Total AM LTIP PSUs awarded and unvested—September 30, 2023	952,101	$10.90

As of September 30, 2023, unamortized equity-based compensation expense of $14 million related to the unvested PSUs is expected to be recognized over a weighted average period of 2.1 years.

(d)	Cash Awards

In January 2020, the Company granted cash awards of $2.2 million to certain executives under the AM LTIP that vested ratably over a period of up to three years. In July 2020, the Company granted additional cash awards of $0.7 million to certain non-executive employees under the AM LTIP that vest ratably over a period of four years. The compensation expense for these awards is recognized ratably over the applicable vesting period. As of December 31, 2022 and September 30, 2023, the Company has accrued $0.5 million and $0.1 million, respectively, in accrued liabilities in the condensed consolidated balance sheets related to unvested cash awards.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2021	January 26, 2022	February 9, 2022	$108,149	$0.2250
*	February 14, 2022	February 14, 2022	138	*
Q1 2022	April 27, 2022	May 11, 2022	109,296	0.2250
*	May 16, 2022	May 16, 2022	137	*
Q2 2022	July 27, 2022	August 10, 2022	107,675	0.2250
*	August 15, 2022	August 15, 2022	138	*
Q3 2022	October 26, 2022	November 9, 2022	107,705	0.2250
*	November 14, 2022	November 14, 2022	137	*
	Total 2022		$433,375

Q4 2022	January 25, 2023	February 8, 2023	$108,364	$0.2250
*	February 14, 2023	February 14, 2023	138	*
Q1 2023	April 26, 2023	May 10, 2023	110,607	0.2250
*	May 15, 2023	May 15, 2023	137	*
Q2 2023	July 26, 2023	August 9, 2023	107,900	0.2250
*	August 14, 2023	August 14, 2023	138	*
	Total 2023		$327,284
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Earnings Per Common Share.

On October 11, 2023, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended September 30, 2023. The dividend is payable on November 8, 2023 to stockholders of record as of October 25, 2023. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock of Antero Midstream that is payable on November 14, 2023 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Earnings Per Common Share. As of September 30, 2023, there were dividends in the amount of $69 thousand accumulated in arrears on the Company’s Series A Preferred Stock.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Company. Holders of the Series A Preferred Stock do not have any voting rights in the Company, except as required by law, or any preemptive rights.

(b)	Weighted Average Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average shares outstanding to diluted weighted average shares outstanding:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2023	2022	2023
Basic weighted average number of shares outstanding	478,460	479,676	478,144	479,267
Add: Dilutive effect of RSUs	769	1,670	1,003	1,401
Add: Dilutive effect of PSUs	—	659	106	405
Add: Dilutive effect of Series A Preferred Stock	1,089	835	1,089	835
Diluted weighted average number of shares outstanding	480,318	482,840	480,342	481,908

Weighted average number of outstanding equity awards excluded from calculation of net income per share—diluted (1):
RSUs	2,685	—	1,662	—
PSUs	880	—	545	—
(1)	The potential dilutive effects of these awards were excluded from the computation of net income per share—diluted because the inclusion of these awards would have been anti-dilutive.
(c)	Net Income Per Share

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2022	2023	2022	2023
Net income	$84,014	97,820	243,449	271,339
Less preferred stock dividends	(138)	(138)	(413)	(413)
Net income available to common shareholders	$83,876	97,682	243,036	270,926

Net income per share–basic	$0.18	0.20	0.51	0.57
Net income per share–diluted	$0.17	0.20	0.51	0.56

Weighted average common shares outstanding–basic	478,460	479,676	478,144	479,267
Weighted average common shares outstanding–diluted	480,318	482,840	480,342	481,908

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2022		September 30, 2023
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$556,985	545,416	553,190	546,320
2027 Notes	612,365	646,610	621,010	647,131
2028 Notes	601,575	644,776	613,730	645,467
2029 Notes	685,650	742,480	688,500	743,219
Total	$2,456,575	2,579,282	2,476,430	2,582,137
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.
(b)	Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2022 and September 30, 2023 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2022 and September 30, 2023 approximated fair value because the variable interest rates are reflective of current market conditions.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2022	$526,652	126,115	652,767
Additional investments	—	262	262
Equity in earnings of unconsolidated affiliates (1)	72,539	5,286	77,825
Distributions from unconsolidated affiliates	(82,120)	(12,780)	(94,900)
Balance as of September 30, 2023	$517,071	118,883	635,954
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

Water Handling

The Company’s water handling segment includes two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways. Portions of these water handling systems are also utilized to transport flowback and produced water. The water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments to transport water throughout the systems used to deliver water for well completions.

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended September 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$185,640	61,411	—	247,051
Revenue–third-party	—	1,651	—	1,651
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	176,369	54,665	—	231,034
Operating expenses:
Direct operating	19,813	26,835	—	46,648
General and administrative	9,890	2,425	1,272	13,587
Facility idling	—	865	—	865
Depreciation	21,177	13,029	—	34,206
Accretion of asset retirement obligations	—	50	—	50
Gain on asset sale	(2,056)	(36)	—	(2,092)
Total operating expenses	48,824	43,168	1,272	93,264
Operating income	$127,545	11,497	(1,272)	137,770

Equity in earnings of unconsolidated affiliates	$24,411	—	—	24,411
Additions to property and equipment	$58,742	15,378	—	74,120

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$214,992	66,132	—	281,124
Revenue–third-party	—	383	—	383
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	205,721	58,118	—	263,839
Operating expenses:
Direct operating	23,547	28,367	—	51,914
General and administrative	12,240	4,039	1,354	17,633
Facility idling	—	722	—	722
Depreciation	17,710	13,035	—	30,745
Accretion of asset retirement obligations	—	45	—	45
Loss on asset sale	467	—	—	467
Total operating expenses	53,964	46,208	1,354	101,526
Operating income	$151,757	11,910	(1,354)	162,313

Equity in earnings of unconsolidated affiliates	$27,397	—	—	27,397
Additions to property and equipment, net	$31,019	14,267	—	45,286

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Nine Months Ended September 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$552,154	176,994	—	729,148
Revenue–third-party	—	2,288	—	2,288
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	524,340	154,092	—	678,432
Operating expenses:
Direct operating	56,338	75,621	—	131,959
General and administrative	30,081	13,015	4,501	47,597
Facility idling	—	3,198	—	3,198
Depreciation	59,838	38,343	—	98,181
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	178	—	178
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(2,119)	(123)	—	(2,242)
Total operating expenses	145,268	133,343	4,501	283,112
Operating income	$379,072	20,749	(4,501)	395,320

Equity in earnings of unconsolidated affiliates	$70,467	—	—	70,467
Additions to property and equipment	$190,407	45,747	—	236,154

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$625,636	208,040	—	833,676
Revenue–third-party	—	929	—	929
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	597,822	183,779	—	781,601
Operating expenses:
Direct operating	72,819	89,563	—	162,382
General and administrative	33,790	15,108	4,244	53,142
Facility idling	—	1,933	—	1,933
Depreciation	61,969	39,205	—	101,174
Accretion of asset retirement obligations	—	133	—	133
Loss on settlement of asset retirement obligations	—	620	—	620
Loss (gain) on asset sale	6,039	(3)	—	6,036
Total operating expenses	174,617	146,559	4,244	325,420
Operating income	$423,205	37,220	(4,244)	456,181

Equity in earnings of unconsolidated affiliates	$77,825	—	—	77,825
Additions to property and equipment, net	$90,175	39,850	—	130,025

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

The summarized total assets of the Company’s reportable segments are as follows:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2022	2023
Gathering and Processing	$4,711,069	4,697,346
Water Handling	1,079,297	1,060,290
Unallocated (1)	954	1,075
Total assets	$5,791,320	5,758,711
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil have decreased during the three and nine months ended September 30, 2023 as compared to the same periods of 2022. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to historical levels, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

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

The growth incentive fee rebate program expires December 31, 2023, and the following table summarizes the remaining low pressure gathering growth incentive targets through the remainder of 2023:

	Low Pressure Gathering	Quarterly Fee
	Volume Growth Incentive	Reduction
	Targets (MMcf/d)	(in millions)
Calendar Year 2023
Threshold 1	>2,900 and <3,150	$12.0
Threshold 2	>3,150 and <3,400	15.5
Threshold 3	>3,400	19.0

During the three months ended September 30, 2022 and 2023, Antero Resources delivered low pressure gathering volumes under the 2019 gathering and compression agreement of 2,952 MMcf/d and 3,135 MMcf/d, respectively, and as a result, earned a quarterly fee reduction of $12 million during both periods. During the nine months ended September 30, 2022 and 2023, Antero Resources earned $36 million in fee reductions during each of the periods.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the first three quarters of 2023. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 8% from September 2021 to September 2022 and an additional 4% from September 2022 to September 2023 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for additional information.

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

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2023

The operating results of our reportable segments are as follows:

	Three Months Ended September 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$197,640	61,411	—	259,051
Revenue–third-party	—	1,651	—	1,651
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	176,369	54,665	—	231,034
Operating expenses:
Direct operating	19,813	26,835	—	46,648
General and administrative (excluding equity-based compensation)	5,657	1,300	1,077	8,034
Equity-based compensation	4,233	1,125	195	5,553
Facility idling	—	865	—	865
Depreciation	21,177	13,029	—	34,206
Accretion of asset retirement obligations	—	50	—	50
Gain on asset sale	(2,056)	(36)	—	(2,092)
Total operating expenses	48,824	43,168	1,272	93,264
Operating income	127,545	11,497	(1,272)	137,770
Other income (expense):
Interest expense, net	—	—	(47,835)	(47,835)
Equity in earnings of unconsolidated affiliates	24,411	—	—	24,411
Total other income (expense)	24,411	—	(47,835)	(23,424)
Income before income taxes	151,956	11,497	(49,107)	114,346
Income tax expense	—	—	(30,332)	(30,332)
Net income and comprehensive income	$151,956	11,497	(79,439)	84,014

Adjusted EBITDA (2)				$223,120
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Three Months Ended September 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$226,992	66,132	—	293,124
Revenue–third-party	—	383	—	383
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	205,721	58,118	—	263,839
Operating expenses:
Direct operating	23,547	28,367	—	51,914
General and administrative (excluding equity-based compensation)	5,797	2,383	1,104	9,284
Equity-based compensation	6,443	1,656	250	8,349
Facility idling	—	722	—	722
Depreciation	17,710	13,035	—	30,745
Accretion of asset retirement obligations	—	45	—	45
Loss on asset sale	467	—	—	467
Total operating expenses	53,964	46,208	1,354	101,526
Operating income	151,757	11,910	(1,354)	162,313
Other income (expense):
Interest expense, net	—	—	(55,233)	(55,233)
Equity in earnings of unconsolidated affiliates	27,397	—	—	27,397
Total other income (expense)	27,397	—	(55,233)	(27,836)
Income before income taxes	179,154	11,910	(56,587)	134,477
Income tax expense	—	—	(36,657)	(36,657)
Net income and comprehensive income	$179,154	11,910	(93,244)	97,820

Adjusted EBITDA (2)				$250,917
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Three Months Ended		Amount of
	September 30,		Increase	Percentage
	2022	2023	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	271,569	305,676	34,107	13%
Compression (MMcf)	257,025	300,967	43,942	17%
Gathering—high pressure (MMcf)	257,757	269,986	12,229	5%
Fresh water delivery (MBbl)	9,515	9,750	235	2%
Other fluid handling (MBbl)	5,280	4,961	(319)	(6)%
Wells serviced by fresh water delivery	18	15	(3)	(17)%
Gathering—low pressure (MMcf/d)	2,952	3,323	371	13%
Compression (MMcf/d)	2,794	3,271	477	17%
Gathering—high pressure (MMcf/d)	2,802	2,935	133	5%
Fresh water delivery (MBbl/d)	103	106	3	3%
Other fluid handling (MBbl/d)	57	54	(3)	(5)%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.34	0.35	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.21	—	*
Average fresh water delivery fee ($/Bbl)	$4.04	4.20	0.16	4%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	135,611	148,672	13,061	10%
Fractionation—Joint Venture (MBbl)	3,287	3,680	393	12%
Processing—Joint Venture (MMcf/d)	1,474	1,616	142	10%
Fractionation—Joint Venture (MBbl/d)	36	40	4	11%
*	Not meaningful or applicable.

Revenues. Total revenues increased by 14%, from $231 million for the three months ended September 30, 2022 to $264 million for the three months ended September 30, 2023. Total revenues included amortization of customer relationships of $18 million for each of the three months ended September 30, 2022 and 2023. Gathering and processing revenues increased by 17%, from $176 million for the three months ended September 30, 2022 to $206 million for the three months ended September 30, 2023. Water handling revenues increased by 6%, from $55 million for the three months ended September 30, 2022 to $58 million for the three months ended September 30, 2023. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $15 million period over period primarily due to increased throughput volumes of 34 Bcf, or 371 MMcf/d, and increases in our low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 336 additional wells being connected to our system since September 30, 2022, of which 253 wells were connected to the assets we acquired during the fourth quarter of 2022.
●	Compression revenue increased $11 million period over period primarily due to increased throughput volumes of 44 Bcf, or 477 MMcf/d, and increases in our compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to 336 additional wells being connected to our system since September 30, 2022, of which 253 were connected to the assets we acquired during the fourth quarter of 2022, and the addition of 12 compressor stations that were acquired during the fourth quarter of 2022.
●	High pressure gathering revenue increased $4 million period over period primarily due to increased throughput volumes of 12 Bcf, or 133 MMcf/d, and an increase to the high pressure gathering rate as a result of annual CPI-based adjustments. High pressure gathering volumes increased between periods primarily due to 83 additional wells being connected to our system since September 30, 2022. The assets acquired during 2022 were already connected to high pressure systems operated by us or third-parties prior to such acquisitions, and therefore, the 253 wells connected to the acquired assets did not increase the throughput on our high pressure gathering system.

Water Handling

●	Fresh water delivery revenue increased $2 million period over period primarily due to a 3% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment and higher fresh water delivery volumes of 235 MBbl, or 3 MBbl/d, between periods. Fresh water delivery volumes increased between periods due to timing of well completions by Antero Resources.
●	Other fluid handling services revenue increased $1 million period over period primarily due to increased costs related to inflationary pressures that impact our cost plus 3% and cost of service rates during the three months ended September 30, 2023, partially offset by lower other fluid handling volumes of 319 MBbl, or 3 MBbl/d, between periods.

Direct operating expenses. Direct operating expenses increased by 11%, from $47 million for the three months ended September 30, 2022 to $52 million for the three months ended September 30, 2023. Gathering and processing direct operating expenses increased by 19%, from $20 million for the three months ended September 30, 2022 to $24 million for the three months ended September 30, 2023 primarily due to 12 compressor stations that were acquired during the fourth quarter of 2022. Water handling direct operating expenses increased by 6%, from $27 million for the three months ended September 30, 2022 to $28 million for the three months ended September 30, 2023 primarily due to higher fresh water delivery volumes between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $8 million and $9 million for the three months ended September 30, 2022 and 2023, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased from $6 million for the three months ended September 30, 2022 to $8 million for the three months ended September 30, 2023 primarily due to an increase in the annual equity awards granted during the first quarter of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 9—Equity-Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense decreased from $34 million for the three months ended September 30, 2022 to $31 million for the three months ended September 30, 2023 primarily due to $5 million of lower expense between periods on the phased early retirement of an underutilized compressor station, partially offset by $1 million for our assets acquired during the fourth quarter of 2022 and $1 million related to assets placed in service between periods. The phased early retirement of the underutilized compressor station began in the second quarter of 2022 and was completed during the first half of 2023, and allowed us to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and (ii) contribute to a new compressor station. There were certain costs associated with the underutilized compressor station that could not be relocated or reused, and such costs were fully depreciated during the first half of 2023.

Interest expense. Interest expense increased by 15%, from $48 million for the three months ended September 30, 2022 to $55 million for the three months ended September 30, 2023 primarily due to the increased interest rates on our Credit Facility as a result of higher benchmark rates during the three months ended September 30, 2023 and higher Credit Facility borrowings between periods primarily as a result of our asset acquisitions in the fourth quarter of 2022.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 12%, from $24 million for the three months ended September 30, 2022 to $27 million for the three months ended September 30, 2023 primarily due to increased processing and fractionation volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Income tax expense. Income tax expense for the three months ended September 30, 2022 and 2023 was $30 million and $37 million, respectively, which reflects effective tax rates of 26.5% and 27.3%, respectively. This income tax expense increase was primarily due to higher pre-tax income between periods.

Net income. Net income increased by 16%, from $84 million for the three months ended September 30, 2022 to $98 million for the three months ended September 30, 2023. The increase was primarily due to higher revenues from the gathering and processing and water handling segments, higher equity in earnings from unconsolidated affiliates and lower depreciation expense between periods, partially offset by higher interest expense, direct operating expenses and equity-based compensation expense between periods.

Adjusted EBITDA. Adjusted EBITDA increased by 12%, from $223 million for the three months ended September 30, 2022 to $251 million for the three months ended September 30, 2023. The increase between periods was primarily due to higher revenues in the gathering and processing and water handling segments and higher distributions from unconsolidated affiliates, partially offset by higher direct operating expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, read “—Non-GAAP Financial Measures” below.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2023

The operating results of our reportable segments are as follows:

	Nine Months Ended September 30, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$588,154	176,994	—	765,148
Revenue–third-party	—	2,288	—	2,288
Gathering—low pressure fee rebate	(36,000)	—	—	(36,000)
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	524,340	154,092	—	678,432
Operating expenses:
Direct operating	56,338	75,621	—	131,959
General and administrative (excluding equity-based compensation)	19,490	10,230	3,851	33,571
Equity-based compensation	10,591	2,785	650	14,026
Facility idling	—	3,198	—	3,198
Depreciation	59,838	38,343	—	98,181
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	178	—	178
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(2,119)	(123)	—	(2,242)
Total operating expenses	145,268	133,343	4,501	283,112
Operating income	379,072	20,749	(4,501)	395,320
Other income (expense):
Interest expense, net	—	—	(137,540)	(137,540)
Equity in earnings of unconsolidated affiliates	70,467	—	—	70,467
Total other income (expense)	70,467	—	(137,540)	(67,073)
Income before income taxes	449,539	20,749	(142,041)	328,247
Income tax expense	—	—	(84,798)	(84,798)
Net income and comprehensive income	$449,539	20,749	(226,839)	243,449

Adjusted EBITDA (2)				$653,178
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

	Nine Months Ended September 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$661,636	208,040	—	869,676
Revenue–third-party	—	929	—	929
Gathering—low pressure fee rebate	(36,000)	—	—	(36,000)
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	597,822	183,779	—	781,601
Operating expenses:
Direct operating	72,819	89,563	—	162,382
General and administrative (excluding equity-based compensation)	16,695	9,709	3,563	29,967
Equity-based compensation	17,095	5,399	681	23,175
Facility idling	—	1,933	—	1,933
Depreciation	61,969	39,205	—	101,174
Accretion of asset retirement obligations	—	133	—	133
Loss on settlement of asset retirement obligations	—	620	—	620
Loss (gain) on asset sale	6,039	(3)	—	6,036
Total operating expenses	174,617	146,559	4,244	325,420
Operating income	423,205	37,220	(4,244)	456,181
Other income (expense):
Interest expense, net	—	—	(165,245)	(165,245)
Equity in earnings of unconsolidated affiliates	77,825	—	—	77,825
Total other income (expense)	77,825	—	(165,245)	(87,420)
Income before income taxes	501,030	37,220	(169,489)	368,761
Income tax expense	—	—	(97,422)	(97,422)
Net income and comprehensive income	$501,030	37,220	(266,911)	271,339

Adjusted EBITDA (2)				$735,223
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.
(2)	Adjusted EBITDA is a non-GAAP financial measure. For a discussion of this measure, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures.”

The operating data for Antero Midstream is as follows:

	Nine Months Ended		Amount of
	September 30,		Increase	Percentage
	2022	2023	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	805,598	891,805	86,207	11%
Compression (MMcf)	763,143	879,130	115,987	15%
Gathering—high pressure (MMcf)	773,336	788,005	14,669	2%
Fresh water delivery (MBbl)	27,437	30,445	3,008	11%
Other fluid handling (MBbl)	14,182	14,879	697	5%
Wells serviced by fresh water delivery	54	61	7	13%
Gathering—low pressure (MMcf/d)	2,951	3,267	316	11%
Compression (MMcf/d)	2,795	3,220	425	15%
Gathering—high pressure (MMcf/d)	2,833	2,886	53	2%
Fresh water delivery (MBbl/d)	101	112	11	11%
Other fluid handling (MBbl/d)	52	55	3	6%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.34	0.35	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.21	—	*
Average fresh water delivery fee ($/Bbl)	$4.07	4.21	0.14	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	404,517	430,058	25,541	6%
Fractionation—Joint Venture (MBbl)	9,732	10,455	723	7%
Processing—Joint Venture (MMcf/d)	1,482	1,575	93	6%
Fractionation—Joint Venture (MBbl/d)	36	38	2	6%
*	Not meaningful or applicable.

Revenues. Total revenues increased by 15%, from $678 million for the nine months ended September 30, 2022 to $782 million for the nine months ended September 30, 2023. Total revenues included amortization of customer relationships of $53 million for each of the nine months ended September 30, 2022 and 2023. Gathering and processing revenues increased by 14%, from $524 million for the nine months ended September 30, 2022 to $598 million for the nine months ended September 30, 2023. Water handling revenues increased by 19%, from $154 million for the nine months ended September 30, 2022 to $184 million for the nine months ended September 30, 2023. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $38 million period over period primarily due to increased throughput volumes of 86 Bcf, or 316 MMcf/d, and increases in our low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 336 additional wells being connected to our system since September 30, 2022, of which 253 wells were connected to the assets we acquired during the fourth quarter of 2022.
●	Compression revenue increased $28 million period over period primarily due to increased throughput volumes of 116 Bcf, or 425 MMcf/d, and increases in our compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to the 336 additional wells being connected to our system since September 30, 2022, of which 253 were connected to the assets we acquired during the fourth quarter of 2022, and the addition of 12 compressor stations that were acquired during the fourth quarter of 2022.
●	High pressure gathering revenue increased $8 million period over period primarily due to an increase to the high pressure gathering rate as a result of an annual CPI-based adjustment and increased throughput volumes of 15 Bcf, or 53 MMcf/d. The high pressure gathering volumes increased period over period primarily due to 83 additional wells being connected to our high pressure system since September 30, 2022. The assets acquired during 2022 were already connected to high pressure systems operated by us or third-parties prior to such acquisitions, and therefore, the 253 wells connected to the acquired assets did not increase the throughput on our high pressure gathering system.

Water Handling

●	Fresh water delivery revenue increased $17 million period over period primarily due to increased fresh water delivery volumes of 3 MMBbl, or 11 MBbl/d, and a 3% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes increased between periods due to higher well completions by Antero Resources.
●	Other fluid handling services revenue increased $13 million period over period primarily due to increased costs, partially due to inflationary pressures that impact our cost plus 3% and cost of service rates during the nine months ended September 30, 2023 and higher other fluid handling volumes of 1 MMBl, or 3 MBbl/d, between periods.

Direct operating expenses. Direct operating expenses increased by 23%, from $132 million for the nine months ended September 30, 2022 to $162 million for the nine months ended September 30, 2023. Gathering and processing direct operating expenses increased by 29%, from $56 million for the nine months ended September 30, 2022 to $73 million for the nine months ended September 30, 2023 primarily due to 12 compressor stations that were acquired during the fourth quarter of 2022 and increased heavy maintenance expense between periods. Water handling direct operating expenses increased by 18%, from $76 million for the nine months ended September 30, 2022 to $89 million for the nine months ended September 30, 2023 primarily due to higher wastewater trucking rates and volumes, and an increased number of locations connected to our water blending system between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased by 11%, from $34 million for the nine months ended September 30, 2022 to $30 million for the nine months ended September 30, 2023 primarily due to lower legal costs associated with the Veolia legal matter between periods and lower costs allocated to us from Antero Resources. See Note 14—Contingencies to the unaudited condensed consolidated financial statements for additional information.

Equity-based compensation expenses. Equity-based compensation expenses increased from $14 million for the nine months ended September 30, 2022 to $23 million for the nine months ended September 30, 2023 primarily due to an increase in the annual equity awards granted during the first half of 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 9—Equity-Based Compensation and Cash Awards to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 3%, from $98 million for the nine months ended September 30, 2022 to $101 million for the nine months ended September 30, 2023. This increase was primarily due to $4 million for our assets acquired during the fourth quarter of 2022 and $1 million related to assets placed in service between periods, partially offset by $2 million of lower expense on the phased early retirement of an underutilized compressor station. The phased early retirement of the underutilized compressor station began in the second quarter of 2022 and was completed during the first half of 2023, and allowed us to relocate and reuse the compressor units and equipment to (i) expand an existing compressor station and (ii) contribute to a new compressor station. There were certain costs associated with the underutilized compressor station that could not be relocated or reused, and such costs were fully depreciated during the first half of 2023.

Impairment of property and equipment expense. Impairment of property and equipment expense of $4 million during the nine months ended September 30, 2022 was primarily due to (i) a write-down of the Clearwater Facility related to the retirement obligation for the facility and (ii) cancelled projects. There were no impairments of property and equipment during the nine months ended September 30, 2023.

Loss (gain) on asset sale. Gain on asset sale of $2 million for the nine months ended September 30, 2022 was primarily due to (i) the sale of four compressor engines, (ii) reimbursement of certain cancelled project costs and (iii) sales of miscellaneous equipment and excess pipe inventory. Loss on asset sale of $6 million for the nine months ended September 30, 2023 was primarily due to sales of miscellaneous equipment.

Interest expense. Interest expense increased by 20%, from $138 million for the nine months ended September 30, 2022 to $165 million for the nine months ended September 30, 2023 primarily due to increased interest rates on our Credit Facility due to higher benchmark rates during the nine months ended September 30, 2023 and higher borrowings on our Credit Facility between periods primarily as a result of our asset acquisitions in the fourth quarter of 2022.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 10%, from $70 million for the nine months ended September 30, 2022 to $78 million for the nine months ended September 30, 2023 primarily due to increased processing and fractionation volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Income tax expense. Income tax expense increased by 15%, from $85 million for the nine months ended September 30, 2022 to $97 million for the nine months ended September 30, 2023, which reflects effective tax rates of 25.8% and 26.4%, respectively. This income tax expense increase was primarily due to higher pre-tax income between periods.

Net income. Net income increased by 11%, from $243 million for the nine months ended September 30, 2022 to $271 million for the nine months ended September 30, 2023 primarily due to higher revenues from the gathering and processing and water handling segments, higher equity in earnings from unconsolidated affiliates and lower general and administrative costs, excluding equity-based compensation expense between periods, partially offset by higher direct operating expenses, interest expense, depreciation expense and equity-based compensation expense between periods.

Adjusted EBITDA. Adjusted EBITDA increased by 13%, from $653 million for the nine months ended September 30, 2022 to $735 million for the nine months ended September 30, 2023. The increase between periods was primarily due to higher revenues in the gathering and processing and water handling segments, lower general and administrative costs, excluding equity-based compensation expense, and higher distributions from unconsolidated affiliates, partially offset by higher direct operating expenses. For a discussion of the non-GAAP financial measure Adjusted EBITDA, including a reconciliation to its most directly comparable financial measure calculated and presented in accordance with GAAP, see “—Non-GAAP Financial Measures” below.

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

Our Board of Directors (the “Board”) declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended September 30, 2023. The dividend is payable on November 8, 2023 to stockholders of record as of October 25, 2023. Our Board also declared a cash dividend of $138 thousand on the shares of Series A Preferred Stock that is payable on November 14, 2023 in accordance with their terms as discussed in Note 11—Equity and Earnings Per Common Share. As of September 30, 2023, there were dividends in the amount of $69 thousand accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of September 30, 2023, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2023:

	Nine Months Ended September 30,
(in thousands)	2022	2023
Net cash provided by operating activities	$530,976	570,742
Net cash used in investing activities	(215,956)	(129,508)
Net cash used in financing activities	(315,020)	(441,234)
Net increase in cash and cash equivalents	$—	—

Operating activities. Net cash provided by operating activities was $531 million and $571 million for the nine months ended September 30, 2022 and 2023, respectively. The increase in cash flows provided by operations between periods was primarily the result of higher revenues in the gathering and processing and water handling segments as well as higher distributions from unconsolidated affiliates, partially offset by higher direct operating and interest expenses and changes in working capital.

Investing activities. Net cash flows used in investing activities was $216 million and $130 million for the nine months ended September 30, 2022 and 2023, respectively. The decrease in cash flows used in investing activities between periods was primarily due to decreased capital spending for our gathering systems and facilities and water handling systems of $100 million and $6 million, respectively, primarily as a result of fewer capital projects between periods, partially offset by a $17 million return of capital distribution from the Joint Venture for a processing plant held in inventory that was sold by the Joint Venture during the third quarter of 2022 and a $3 million decrease in asset sale proceeds between periods.

Financing activities. Net cash used in financing activities was $315 million and $441 million for the nine months ended September 30, 2022 and 2023, respectively. The increase in cash flows used in financing activities between periods was primarily due to net repayments on our Credit Facility of $106 million during the nine months ended September 30, 2023, as compared to net borrowings on our Credit Facility of $18 million during the nine months ended September 30, 2022.

2023 Capital Investment

On April 26, 2023, we announced a revised capital budget with a range of $180 million to $200 million, which reflects a decrease in our expected capital spending of $15 million. This revised capital budget continues to include growth capital supporting the increased volumes expected from Antero Resources’ drilling partnership in addition to its development capital program for 2023. Our capital budgets may be adjusted as business conditions warrant. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to optimize our capital efficiency.

Our capital expenditures were as follows:

	Three Months Ended	Nine Months Ended
(in thousands)	September 30, 2023	September 30, 2023
Gathering systems and facilities	$42,579	98,303
Water handling systems	14,692	40,893
Investments in unconsolidated affiliates	—	262
Total capital expenditures	$57,271	139,458

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

The following table represents a reconciliation of our Adjusted EBITDA to the most directly comparable GAAP financial measure for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2023	2022	2023
Net income	$84,014	97,820	243,449	271,339
Interest expense, net	47,835	55,233	137,540	165,245
Income tax expense	30,332	36,657	84,798	97,422
Depreciation expense	34,206	30,745	98,181	101,174
Impairment of property and equipment	—	—	3,702	—
Accretion of asset retirement obligations	50	45	178	133
Equity-based compensation	5,553	8,349	14,026	23,175
Amortization of customer relationships	17,668	17,668	53,004	53,004
Equity in earnings of unconsolidated affiliates	(24,411)	(27,397)	(70,467)	(77,825)
Distributions from unconsolidated affiliates	29,965	31,330	90,470	94,900
Loss on settlement of asset retirement obligations	—	—	539	620
Loss (gain) on asset sale	(2,092)	467	(2,242)	6,036
Adjusted EBITDA	$223,120	250,917	653,178	735,223

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At September 30, 2023, we had $676 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $5 million increase in interest expense for the nine months ended September 30, 2023.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans	Under the Plan
July 1, 2023 – July 31, 2023	208	$11.74	—	$—
August 1, 2023 – August 31, 2023	—	—	—	—
September 1, 2023 – September 30, 2023	—	—	—	—
Total	208	$11.74	—
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

Item 5. Other INFORMATION.

None.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended September 30, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	October 25, 2023