Form 10-K
period 2023-12-31
Antero Midstream Corp
filed 2024-02-14
CIK 1623925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 001-38075

ANTERO MIDSTREAM CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	61-1748605 (IRS Employer Identification No.)
1615 Wynkoop Street Denver, Colorado (Address of principal executive offices)	80202 (Zip Code)

(303) 357-7310

(Registrant’s telephone number, including area code)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	AM	New York Stock Exchange

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $3.9 billion based on the $11.60 per share closing price of Antero Midstream Corporation’s common stock as reported on that day on the New York Stock Exchange.

Number of shares of the registrant’s common stock outstanding as of February 9, 2024 (in thousands): 479,738

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

“GAAP.” Generally accepted accounting principles in the United States of America.

i

“GHG.” Greenhouse gas.

“High pressure pipelines.” Pipelines gathering or transporting natural gas that has been dehydrated and compressed to the pressure of the downstream pipelines or processing plants.

“Hydrocarbon.” An organic compound containing only carbon and hydrogen.

“IRS.” The Internal Revenue Service of the United States of America.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources expected production and development plan;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to execute our business strategy;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	our ability to execute our share repurchase program;
●	natural gas, NGLs and oil prices;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East, and world health events;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all and the ability of such assets to operate as designed or at expected levels;
●	our ability to execute our return of capital program;
●	competition;
●	government regulations and changes in laws;
●	actions taken by third-party producers, operators, processors and transporters;
●	pending legal or environmental matters;
●	costs of conducting our operations;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions;
●	credit markets;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	expectations regarding the amount and timing of litigation awards;
●	uncertainty regarding our future operating results; and

●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

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

v

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

PART I

Items 1 and 2. Business and Properties

Overview

Antero Midstream Corporation together with its consolidated subsidiaries (“Antero Midstream,” the “Company,” “we,” “us” or “our”) is a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets that primarily service Antero Resources’ production and completion activity in the Appalachian Basin located in West Virginia and Ohio. Our assets consist of gathering systems and compression facilities, water handling and blending facilities and interests in processing and fractionation plants. We conduct our operations and own our operating assets and ownership interests in the Joint Venture and Stonewall through Antero Midstream Partners and its subsidiaries, all of which are wholly-owned. Additionally, Antero Resources has a 29.0% ownership interest in us as of December 31, 2023.

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

Additionally, we own a 50% equity interest in the Joint Venture to develop processing and fractionation assets in Appalachia and a 15% equity interest in the Stonewall gas gathering system. These investments provide us with greater exposure to the midstream value chain.

Disciplined Capital Investment

We utilize a flexible, just-in-time capital budgeting approach through integrated planning with Antero Resources, which allows us to avoid long lead-times in our capital investments in order to maximize our returns on invested capital.  We believe this just-in-time capital budgeting approach is unique to Antero Midstream and allows us to generate sustainable free cash flow.

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

Experienced Management Team

Our management team has worked together for many years and has established a successful track record of developing integrated business models that are capable of delivering consistent returns on invested capital. We intend to leverage our management team’s significant industry expertise and experience developing natural gas resource plays to continue building out our premier midstream energy company to service Antero Resources and the other operators in the Appalachian Basin.

Culture of Continuous Improvement and Responsible Stewardship

We are committed to a culture of continuous improvement, which serves as our foundation to develop and achieve our ESG goals as well as further our goal of environmental stewardship. Innovation, collaboration, technology and establishing meaningful goals have enabled us to improve our safety record, recycle or reuse a substantial majority of Antero Resources’ produced and flowback water and further our commitment to lowering GHG emissions intensity across our operations. We believe natural gas is key to the energy transition because of its ability to provide energy security to developing nations and replace more GHG-intensive sources of fuel. We embrace our role in providing the infrastructure that supports a low-carbon future and seek to build upon past GHG emission reduction efforts. Our 2022 ESG Report, available on our website at www.anteromidstream.com/esg, includes more information on our ESG goals, as well as specific initiatives we have in place to help achieve these goals. Our 2022 ESG Report and other information on our website is not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and is not a part of them. Additionally, see “—Regulation of Environmental and Occupational Safety and Health Matters” for more information on GHG emissions and “Item 1A. Risk Factors” for risks and uncertainties related to our business operations.

Operating Segments

Our operations are located in the United States and are organized into two reportable segments: (1) gathering and processing and (2) water handling. Financial information for our reportable segments is located under Note 16—Reportable Segments to our consolidated financial statements.

Acquisitions

On October 25, 2022, we acquired certain Marcellus gas gathering and compression assets from Crestwood Equity Partners LP (NYSE: CEQP) (“Crestwood”) for $205 million in cash, before closing adjustments. These assets included 72 miles of dry gas gathering pipelines and nine compressor stations with approximately 700 MMcf/d of compression capacity. The throughput of these acquired assets was approximately 200 MMcf/d at the time of acquisition, resulting in significant available capacity for growth.

Additionally, on December 21, 2022, we acquired certain Utica compression assets from EnLink Midstream LLC (NYSE: ENLC) (“EnLink”) for $10 million in cash, before closing adjustments. These assets included four compressor stations with approximately 380 MMcf/d of compression capacity. The acquired compression assets are interconnected with the Company’s existing low pressure and high pressure gathering systems and service Antero Resources’ production. The throughput of these assets was approximately 100 MMcf/d at the time of acquisition. See Note 6—Property and Equipment to the consolidated financial statements for more information on our asset acquisitions.

Our Assets

Our gathering and processing assets consist of high and low pressure gathering pipelines, compressor stations and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in West Virginia and Ohio. Our water handling assets include two independent systems that deliver water from sources, including the Ohio River, local reservoirs and several regional waterways. Portions of these systems are also utilized to transport flowback and produced water. The water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments to transport water throughout the systems used to deliver water to Antero Resources’ well completions.

The following table provides information regarding our gathering and processing systems and water handling systems as of December 31, 2023:

	Gathering and Processing Systems			Water Handling Systems
	Low Pressure	High Pressure	Compression	Buried	Surface
	Pipeline	Pipeline	Capacity	Water Pipeline	Water Pipeline
	(miles)	(miles)	(Bcf/d)	(miles)	(miles)
Appalachian Basin	401	230	4.5	232	146

During the year ended December 31, 2023, we added 17 miles of low pressure pipeline, 6 miles of buried water pipeline and 9 miles of surface water pipeline in the Appalachian Basin. In addition, our compression capacity declined by 0.1 Bcf/d during the year ended December 31, 2023 as a result of our program to repurpose underutilized compressor units to expand existing or construct new compressor stations. We plan to redeploy the compressor units taken offline during the year ended December 31, 2023 on the construction of new or expansion of existing compression stations. As of December 31, 2023, we had the ability to store 5.5 million barrels of water in 36 impoundments. Additionally, we built water blending and storage infrastructure to support other fluid handling services that we provide to Antero Resources for well completion and production activities. We also own water treatment assets, including the Antero Clearwater Facility (the “Clearwater Facility”), which we idled in September 2019. Since idling the Clearwater Facility, we have satisfied our obligation to handle Antero Resources’ flowback and produced water through our other fluid handling services.

Our Relationship with Antero Resources

Antero Resources is our most significant customer and is one of the largest producers of natural gas and NGLs in North America. As of December 31, 2023, substantially all of Antero Resources’ approximate 570,000 gross acres (515,000 net acres) are dedicated to us for gathering, compression and water services. During the year ended December 31, 2023, Antero Resources produced, on average, 3.4 Bcfe/d net (34% liquids). As of December 31, 2023, Antero Resources’ estimated net proved reserves were 18.1 Tcfe, which were comprised of 59% natural gas, 40% NGLs and 1% oil. As of December 31, 2023, Antero Resources’ drilling inventory consisted of 1,588 identified gross potential horizontal well locations (all of which were located on acreage dedicated to us) for gathering and compression and water handling services, which provides us with significant opportunities for growth as Antero Resources’ active drilling program continues.

Antero Resources announced its 2024 drilling and completion budget is $650 million to $700 million, and includes plans to complete 55 to 60 gross wells in the Appalachian Basin. Additionally, Antero Resources’ 2024 capital budget includes $75 million to $100 million for leasehold expenditures, all of which will be dedicated to us. Antero Resources relies significantly on us to deliver the midstream infrastructure necessary to accommodate its development program. For additional information regarding our contracts with Antero Resources, see “—Operational and Managerial Arrangements with Antero Resources.”

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

Operational and Managerial Arrangements with Antero Resources

Gathering and Compression

Our gathering and compression service agreements with Antero Resources include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement acquired with the Crestwood assets (the “Marcellus gathering and compression agreement”) and (iii) a compression agreement acquired with the EnLink assets (the “Utica compression agreement” and, together with the 2019 gathering and compression agreement and the Marcellus gathering and compression agreement, the “gathering and compression agreements”). See “—Acquisitions” and Note 6—Property and Equipment for additional information. Pursuant to these gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us for gathering and compression services. Our 2019 gathering and compression agreement and Marcellus gathering and compression agreement have initial terms through 2038 and 2031, respectively, and our Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of the Marcellus gathering and compression agreement and Utica compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. We also have an option to gather and compress natural gas produced by Antero Resources on any undedicated acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement.

Under the gathering and compression agreements, we receive a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual CPI-based adjustments. If and to the extent Antero Resources requests that we construct new low pressure lines, high pressure lines and/or compressor stations, our 2019 gathering and compression agreement contains options at our election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows us to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment. In addition, the Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. Minimum volume commitments are aggregated such that there is a single minimum volume commitment for the respective service each year for each agreement. Additional gathering lines and compressor stations installed on our own initiative are not subject to these minimum volume commitment or cost of service fee options. These minimum volume commitments and rate of return options are intended to support the stability of our cash flows.

Our 2019 gathering and compression agreement included a growth incentive fee program that allowed for a reduction in our low pressure gathering fees if Antero Resources achieved certain volumetric targets. Antero Resources’ throughput gathered under the Marcellus gathering and compression agreement was not considered in low pressure gathering volume targets. Antero Resources earned $52 million in fee rebates during the year ended December 31, 2023 by achieving the first level volumetric target during the first, second and third quarters of 2023 and the second level volumetric target during the fourth quarter of 2023. The growth incentive fee rebate program expired on December 31, 2023.

Water Handling Services

Pursuant to the water services agreement, we provide certain water handling services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia. We also have certain rights of first offer with respect to water services for acreage located outside of the existing dedicated areas. Antero Resources agreed to pay us for all water handling services provided by us in accordance with the terms of the water services agreement, under which Antero Resources has no minimum volume commitments. Under the agreement, Antero Resources will pay a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Antero Resources also agreed to pay us a fixed fee per barrel for water treatment at the Clearwater Facility, which was idled in the third quarter of 2019 and we expect will remain idled for the foreseeable future. Under the agreement, we receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, we also provide other fluid handling services. These operations, along with our fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract. For other fluid handling services provided by third parties, Antero Resources reimburses our third-party out-of-pocket costs plus 3%. For other fluid handling services provided by us, we charge Antero Resources a cost of service fee. The initial term of the water services agreement runs to 2035.

Gas Processing and NGLs Fractionation

The Joint Venture was formed in February 2017 to develop processing and fractionation assets in Appalachia. In connection with our entry into the Joint Venture with MarkWest, we released to the Joint Venture our right to provide certain processing and fractionation services on 195,000 gross acres held by Antero Resources in the Appalachian Basin. We have a right-of-first-offer agreement with Antero Resources for the provision of processing and fractionation services pursuant to which Antero Resources, subject to certain exceptions, may not procure any gas processing or NGLs fractionation services with respect to its production (other than production subject to a pre-existing dedication) without first offering us the right to provide such services.

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

Competition

As a result of our relationship with Antero Resources, we do not compete for the portion of Antero Resources’ existing operations for which we currently provide midstream services and will not compete for future portions of Antero Resources’ operations that are dedicated to us pursuant to: (i) our gathering and compression agreements; (ii) our water handling services agreement; and (iii) our right-of-first-offer agreement with Antero Resources for the provision of processing and fractionation services. For a description of these contracts, see “—Our Relationship with Antero Resources—Operational and Managerial Arrangements with Antero Resources.” However, we face competition in attracting third-party volumes to our gathering and compression and water handling systems. In addition, these third parties may develop their own gathering and compression and water handling systems in lieu of employing our assets.

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

Unlike natural gas gathering under the NGA, there is no exemption for the gathering of crude oil or NGLs under the Interstate Commerce Act (“ICA”). Whether a crude oil or NGLs shipment is in interstate commerce under the ICA depends on the fixed and persistent intent of the shipper as to the crude oil’s or NGLs’ final destination, absent a break in the interstate movement. Antero Midstream believes that the crude oil and NGLs pipelines in its gathering system meet the traditional tests the FERC has used to determine that a pipeline is not providing transportation service in interstate commerce subject to FERC ICA jurisdiction. However, the determination of the interstate or intrastate character of shipments on Antero Midstream’s crude oil and NGLs pipelines depends on the shipper’s intentions and the transportation of the crude oil or NGLs outside of Antero Midstream’s system, and may change over time. If the FERC were to consider the status of an individual facility and the character of a crude oil or NGLs shipment, and determine that the shipment is in interstate commerce, the rates for, and terms and conditions of, transportation services provided by such facility would be subject to regulation by the FERC under the ICA. Such FERC regulation could decrease revenue, increase operating costs and, depending on the facility in question, could adversely affect Antero Midstream’s results of operations and cash flows. In addition, if any of Antero Midstream’s facilities were found to have provided services or otherwise operated in violation of the ICA, this could result in the imposition of administrative and civil remedies and criminal penalties, as well as a requirement to disgorge charges collected for such services in excess of the rate established by the FERC.

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

In January 2024, FERC issued an order (Order No. 903) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of up to $1,544,521 per violation per day.

Pipeline Safety Regulation

Some of our gas pipelines are subject to regulation by the Pipeline and Hazardous Materials Safety Administration (“PHMSA”), pursuant to the Natural Gas Pipeline Safety Act of 1968 (“NGPSA”), with respect to natural gas, and the Hazardous Liquids Pipeline Safety Act of 1979 (“HLPSA”), with respect to crude oil and NGLs. Both the NGPSA and the HLPSA were amended by the Pipeline Safety Act of 1992, the Accountable Pipeline Safety and Partnership Act of 1996, the Pipeline Safety Improvement Act of 2002 (“PSIA”), as reauthorized and amended by the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006, the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011 (“2011 Pipeline Safety Act”) and the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2020. The NGPSA and HLPSA regulate safety requirements in the design, construction, operation and maintenance of natural gas, crude oil and NGLs pipeline facilities, while the PSIA establishes mandatory inspections for all U.S. crude oil, NGLs and natural gas transmission pipelines in certain high risk areas, such as high-consequence areas (“HCAs”) or moderate consequence areas (“MCAs”).

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

The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In January 2024, those maximum civil penalties were increased to $266,015 and $2,660,135, respectively, to account for inflation. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations.

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in November 2021, PHMSA issued a final rule that imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities in accordance with the PIPES Act of 2020. PHMSA, together with state regulators, completed inspection of these plans in 2022. Additionally, in August 2022, PHMSA finalized the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments,” which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs and strengthened integrity management assessment requirements, among other items. We do not expect our operations to be affected by these new rules any differently than other similarly situated midstream companies.

Separately, in the Fiscal Year 2021 Omnibus Appropriations Bill, Congress directed PHMSA to move forward with several regulatory actions, the promulgation of rules related to changes in class location of existing pipelines, pipeline leak detection and repair and the management of idled pipelines, amongst other matters. A Notice of Proposed Rulemaking was published in May 2023 to address the management of methane emissions and other matters, and PHMSA is in the process of analyzing comments. While we cannot predict the full scope of these regulations at this time, more stringent requirements may require us to incur significant costs to maintain compliance, which may have a negative impact on our business performance and results of operations.

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

Site Remediation

The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the Superfund law, and comparable state laws impose liability without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for disposal of hazardous substances at offsite locations, such as landfills. Although petroleum as well as natural gas is excluded from CERCLA’s definition of “hazardous substance,” in the course of our ordinary operations, our operations generate wastes that may be designated as hazardous substances. CERCLA authorizes the EPA, states, and, in some cases, third parties to take actions in response to releases or threatened releases of hazardous substances into the environment and to seek to recover from the classes of responsible persons the costs they incur to address the release. Under CERCLA, we could be subject to strict joint and several liabilities for the costs of cleaning up and restoring sites where hazardous substances have been released into the environment and for damages to natural resources.

We currently own or lease, and may have in the past owned or leased, properties that have been used for the gathering and compression of natural gas and the gathering and transportation of oil. Although we typically used operating and disposal practices that were standard in the industry at the time, petroleum hydrocarbons or wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where such substances have been taken for disposal. Such petroleum hydrocarbons or wastes may have migrated to property adjacent to our owned and leased sites or the disposal sites. In addition, some of the properties may have been operated by third parties or by previous owners whose treatment and disposal or release of petroleum hydrocarbons or wastes was not under our control. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed wastes, including waste disposed of by prior owners or operators; remediate contaminated property, including groundwater contamination, whether from prior owners or operators or other historic activities or spills; or perform remedial operations to prevent future contamination. We are not currently a potentially responsible party in any federal or state Superfund site remediation and there are no current, pending or anticipated Superfund response or remedial activities at or implicating our facilities or operations.

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations and potentially criminal enforcement actions. These laws are frequently subject to change. For example, in October 2015, the EPA lowered the National Ambient Air Quality Standard, for ozone from 75 to 70 parts per billion, and completed attainment/non-attainment designations in July 2018. Subsequently, in 2020, the Trump Administration decided to leave this standard in place, but the Biden Administration has announced plans to formally review this decision and consider instituting a more stringent standard. The EPA’s reconsideration of this standard remains ongoing. These decisions are subject to legal challenge, and any proposed rule will likely be subject to legal challenge as well. Several EPA new source performance standards (“NSPS”), and national emission standards for hazardous air pollutants (“NESHAP”), also apply to our facilities and operations. These NSPS and NESHAP standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the “affected facilities” covered by these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi-annual reporting requirements.

Water Discharges

The Federal Water Pollution Control Act, also known as the Clean Water Act (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into federal and state waters. The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. The scope of regulated waters has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump

Administrations each published final rules attempting to define the federal jurisdictional reach over waters of the United States (“WOTUS”). However, both of these rulemakings were subject to legal challenge. In January 2023, the EPA and Corps published a final rule based on the pre-2015 definition, with updates to incorporate existing Supreme Court decisions and regulatory guidance. However, the January 2023 rule was challenged and is currently enjoined in 27 states. In May 2023, the U.S. Supreme Court released its opinion in Sackett v. EPA, which involved issues relating to the legal tests used to determine whether wetlands qualify as WOTUS. The Sackett decision invalidated certain parts of the January 2023 rule and significantly narrowed its scope, resulting in a revised rule being issued in September 2023. However, due to the injunction on the January 2023 rule, the implementation of the September 2023 rule currently varies by state. In the 27 states, subject to the injunction, the agencies are interpreting the definition of WOTUS consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision, which utilizes the “continuous surface connection” test to determine if wetlands qualify as WOTUS. In the remaining 23 states, the agencies are implementing the September 2023 rule, which did not define the term “continuous surface connection.” Therefore, some uncertainty remains as to how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. To the extent the implementation of the final rule, results of the litigation, or any action further expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Separately, in April 2020, the federal district court for the District of Montana determined that the Corps CWA Section 404 Nationwide Permit (“NWP”) 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited to the particular pipeline in that case pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the CWA Section 401 certification process. This vacatur was subsequently stayed by the U.S. Supreme Court in April 2022, and the EPA published a final rule to update and replace the relevant regulations in September 2023. Litigation regarding the use of NWP 12 is ongoing. Additionally, in March 2022, the Corps announced it would seek stakeholder input on a formal review of NWP 12, which is also ongoing. While the full extent and impact of these actions is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps.

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

Endangered Species

The federal Endangered Species Act (“ESA”), provides for the protection of endangered and threatened species. Pursuant to the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act. We conduct operations and have pipeline construction and maintenance projects in areas where certain species that are listed as threatened or endangered are known to exist and where other species that potentially could be listed as threatened or endangered under the ESA may exist. The U.S. Fish and Wildlife Service (the “USFWS”), may designate critical habitat and suitable habitat areas that it believes are necessary for survival of a threatened or endangered species. A critical habitat or suitable habitat designation could result in further material restrictions to federal land use and may materially delay or prohibit access to protected areas for natural gas and oil development. Moreover, as a result of a settlement, the USFWS was required to make a determination as to whether more than 250 species classified as endangered or threatened should be listed under the ESA by the completion of the agency’s 2017 fiscal year. For example, in April 2015, the USFWS listed the northern long-eared bat, whose habitat includes the areas in which we operate, as a threatened species under the ESA; however, following a 2020 court order to reconsider this decision the USFWS redesignated this species as endangered in November 2022, which became effective March 1, 2023. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where we conduct operations could cause us to incur increased costs arising from species protection measures or could result in limitations on our pipeline construction activities or the exploration and production activities of Antero Resources, any of which could have an adverse impact on our results of operations.

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

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized new regulations, known as Subpart OOOOa, that set emissions standards for methane and volatile organic compounds (“VOC”) from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden's executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc, in December 2023. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources. The requirements include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems and zero-emission requirements for certain devices. This rule also establishes a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely, however, that the final rule and its requirements will be subject to legal challenges. Moreover, compliance with the new rules may affect the amount we owe under the IRA 2022’s methane fee described below because compliance with EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. The requirements of the EPA’s final methane rules have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. These rules (and any additional regulations) could impose new compliance costs and permitting burdens on natural gas operations.

In the United States, no comprehensive climate change legislation has been implemented at the federal level, though recently passed legislation such as the IRA 2022 advances numerous climate-related objectives. President Biden has highlighted that addressing climate change is a priority of his administration. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the oil and natural gas industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued by the Biden Administration may include the imposition of more restrictive requirements for the establishment of pipeline infrastructure or the permitting of LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorization. The pause is intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, and to ensure adequate guards against health risks are in place. In August 2022 the Inflation Reduction Act (“IRA 2022”) was signed into law, appropriating significant federal funding for renewable energy initiatives and, for the first time ever, imposing a federal fee on excess methane emissions from certain oil and gas facilities. The emissions fee and renewable and low-carbon energy funding provisions of the law could increase our operating costs and accelerate the transition away from oil and natural gas, which could in turn adversely affect our business and results of operations, as well as those of our customers. Internationally, the Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years beginning in 2020. President Biden recommitted the United States to the Paris Agreement in February 2021, and in April 2021, established a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, in November 2021, the international community gathered again in Glasgow at the 26th Conference to the Parties on the UN Framework Convention on Climate Change (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain oil and natural gas subsidies and pursue further action on non-CO2 GHGs. These goals were reaffirmed at the 27th Conference of the Parties in November 2022, and countries were called upon to accelerate efforts towards the phase-out of inefficient oil and natural gas subsidies, though no firm commitment or timeline was made. At the 28th Conference of the Parties (“COP28”) in December 2023, the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of COP28 could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the exploration and production of fossil fuels. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” an initiative committing to a collective goal of reducing global methane emissions by at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, COP28 or other international conventions cannot be predicted at this time.

Since 2017, we have published an annual ESG Report, which highlights our most significant environmental program improvements and initiatives. As highlighted in our ESG Report, our methane leak loss rate in 2022 was 0.031%, which was calculated in accordance with OneFuture, a voluntary industry partnership focused on reducing methane emissions from the natural gas sector, well below the OneFuture voluntary industry target of 1%.

During 2023, our GHG/methane emission reduction efforts included the following activities:

●	Conducted quarterly facility LDAR inspections on all of our compressor stations.
●	Conducted three aerial flyovers of nine compressor station locations as part of our emissions monitoring initiatives.
●	Installed pigging blowdown capture systems at eight locations including six compressor stations and two pipeline interchanges.
●	Implemented a double-pig capture process that reduces the frequency of pig receiver blowdowns, which has the effect of reducing emissions and improving labor efficiency.
●	Conducted a successful field pilot test with major engine manufacturer to reduce total carbon emissions while increasing the efficiency of the engine by adding additional horsepower, and developed a solution to deploy such technology on additional engines within our fleet.
●	Utilized continuous monitoring technology over a tank farm at one of our compressor stations to identify and correct fugitive emissions that may occur between forward-looking infrared camera inspections.
●	Developed, field tested and submitted patent pending technology that passed proof of concept examination for hydraulic emission displacement designed to eliminate GHG emissions from pipeline maintenance activities.
●	Held meetings with our ESG Advisory Council that is comprised of a cross-disciplinary group of internal subject matter experts who partner with our GHG/Methane Reduction Team to manage ESG (including climate change) risks, opportunities and strategies.
●	Held quarterly meetings with our GHG/Methane Reduction Team comprised of internal subject matter experts to review emerging methane detection and quantification technologies applicable to midstream operations.
●	Developed a marginal abatement cost curve (“MACC”) to effectively and systematically model emission reduction projects across our operations. Our MACC process is instrumental in evaluating the capital improvements required to achieve our net zero scope 1 and scope 2 emissions targets by 2050.

We continue to assess various opportunities for emission reductions. However, we cannot guarantee that we will be able to implement any of the opportunities that we may review or explore. For any such opportunities that we do choose to implement, we cannot guarantee that we will be able to implement them within a specific timeframe or across all operational assets, or their ultimate effectiveness. We did not have any material capital or other non-recurring expenditures in complying with environmental laws or environmental remediation matters in 2023. However, we cannot guarantee that we will not incur material costs related to compliance with or liability under environmental laws and regulations in the future. For risks and uncertainties related to ESG matters, see “Item 1A. Risk Factors—Business Operations—Increasing attention to ESG matters and conservation measures may adversely impact our business.”

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

Additionally, our access to capital may be impacted by climate change policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. Many of the largest U.S. banks have made net zero commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. For example, at COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, financial institutions may be required to adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. For example, the Federal Reserve has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector and, in November 2021, issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. In January 2023, the Federal Reserve released instructions for a pilot climate scenario analysis being undertaken by six of the U.S.’s largest banks, which took place throughout 2023. While we cannot predict what policies may result from this, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services.

In addition, in 2022 the SEC proposed a rule requiring registrants to include certain climate-related disclosures, including Scope 1, 2 and 3 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. The final rule is expected in the second quarter of 2024. Similarly, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-Related Financial Disclosures (“TCFD”) recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s (“ISSB”) climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of at least $500 million. Reporting under both laws would begin in 2026. Currently, the ultimate impact of these laws on our business is uncertain. The Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the law, but, absent clarification or revisions to the law, alongside the SEC proposed rule, finalization and implementation may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. Although the final form and substance of these requirements is not yet known, and we cannot predict what any such rules may require to the extent the rules impose additional reporting obligations, we could face increased costs. Additionally, we cannot predict how financial institutions and investors might consider any information disclosed under a final rule when making investment decisions, and it is possible as a result that we could face increases with respect to the costs of, or restrictions imposed on, our access to capital. Separately, the SEC has also from time to time applied additional scrutiny to existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.

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

All of our executive officers and other personnel who provide corporate, general and administrative services to our business are, when providing services to us, concurrently employed by Antero Resources and us pursuant to the terms of a services agreement. In addition, our operational personnel are seconded to us by Antero Resources pursuant to the terms of a secondment agreement and individuals are concurrently employed by Antero Resources and us during such secondment. As of December 31, 2023, 604 people were concurrently employed by us and Antero Resources pursuant to these arrangements.  We and Antero Resources consider our relations with these employees to be generally good.

Total Rewards

We have demonstrated a history of investing in our workforce by offering competitive salaries, fair living wages and comprehensive benefits.  To foster a stronger sense of ownership and align the interests of our personnel with shareholders, we provide long-term incentive programs that include restricted stock units, performance share units and cash awards.  Additionally, we offer short-term cash incentive programs, which are discretionary and are based on individual and company performance factors, among others.  Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week.  To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel.  Among other benefits, these include:

●	comprehensive health insurance, including vision and dental; we have not increased employee premiums in over 16 years;
●	employee Health Savings Accounts, including contributions to these accounts by us;
●	401(k) retirement savings plan with discretionary contribution matching opportunities;
●	competitive paid time off and sick leave programs;
●	paid parental leave;
●	student loan repayment matching opportunities; and

●	wellness support benefits including an employee assistance program, short-term and long-term disability coverage and gym membership and/or fitness subscription reimbursement, among others.

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

Diversity, Inclusion and Workplace Culture

We are committed to building a culture where diversity and inclusion are core philosophies across our operations. We embrace an approach that values diversity, and we are also committed to making opportunities for development and progress available to all employees so their talents can be fully developed to maximize our and their success. We believe that creating an environment that cultivates a sense of belonging requires encouraging employees to continue to educate themselves about each other’s experiences, and we strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about diversity, inclusion and belonging. Finally, in line with our commitments to equal employment opportunity and diversity and inclusion, we expect recruiters operating on our behalf to provide us with a diverse pool of candidates.

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

See Item 1A, “Risk Factors” in Antero Resources’ Annual Report on Form 10-K for the year ended December 31, 2023 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full disclosure of the risks associated with Antero Resources’ business.

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

The daily spot prices for NYMEX Henry Hub natural gas ranged from a high of $3.78 per MMBtu to a low of $1.74 per MMBtu in 2023, and the daily spot prices for NYMEX West Texas Intermediate crude oil ranged from a high of $93.67 per barrel to a low of $66.61 per barrel during the same period. While oil and natural gas prices were substantially lower in 2023 than they were in 2022, the markets for these commodities have historically been volatile, and these markets will likely continue to be volatile in the future. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Appalachian region in recent years. Because Antero Resources’ production and reserves predominantly consist of natural gas (59% of equivalent proved reserves), changes in natural gas prices have significantly greater impact on Antero Resources’ financial results than oil prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at Antero Resources’ ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

The industry shift towards maintenance capital development programs compelled most natural gas and oil producers, including Antero Resources, to reduce the level of exploration, drilling and production activity and capital budgets compared to prior years. This shift had a significant effect on our capital resources, liquidity and expected operating results. Natural gas and oil prices directly affect Antero Resources’ production. If prices decrease from current levels, our revenues, cash flows and results of operations could continue to be adversely affected. Sustained reductions in development or production activity in our areas of operation could lead to reduced utilization of our services and cash flows.

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

Finally, the 2019 gathering and compression agreement, Marcellus gathering and compression agreement, water services agreement and right-of-first-offer agreement between us and Antero Resources permits Antero Resources to sell, transfer, convey, assign, grant or otherwise dispose of dedicated properties free of the dedication under such agreements, provided that the number of net acres of dedicated properties so disposed of, when added to the number of net acres of dedicated properties previously disposed of free of the dedication since the respective effective dates of the agreements, does not exceed the aggregate number of net acres of dedicated properties acquired by Antero Resources since such effective dates. Accordingly, under certain circumstances, Antero Resources may dispose of a significant number of net acres of dedicated properties free from dedication without our consent, and we have no control over the timing or extent of such dispositions. Any such dispositions could adversely affect our business and operating results. Even if the disposed property remains dedicated to us, the goals and intention of the acquiror with respect to such property may differ significantly from those of Antero Resources.  For example, a subsequent owner of a property could choose to invest less capital in the development of such property or to otherwise drill fewer wells than Antero Resources.  There can be no assurance that a subsequent owner of dedicated properties would choose to, or be able to, grow or maintain current rates of production from the properties, which could adversely impact us.

Business Operations

A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.

The marketing of the natural gas, NGLs and oil of our producer customers is substantially dependent upon the existence of adequate markets for their products. Imbalances between the supply of and demand for these products could cause extreme market volatility and a substantial adverse effect on commodity prices. For example, in response to the coronavirus pandemic, governments tried to slow the spread of the virus by imposing social distancing guidelines, travel restrictions and stay-at-home orders, which caused a significant decrease in the demand for oil, natural gas and NGLs. Also, a supply and demand imbalance for oil, natural gas and NGLs in the future could result in storage capacity constraints. During times of supply and demand imbalance, if Antero Resources or any of our other customers are unable to sell their production or enter into additional storage arrangements on commercially reasonable terms or at all, they may be forced to temporarily shut-in a portion of their production or delay or discontinue drilling and completion plans and commercial production. Although Antero Resources has not been required to temporarily shut-in a portion of its production due to storage capacity constraints, it may do so in the future. Production curtailments or shut-ins by our producer customers will reduce volumes flowing through our gathering and processing system. In addition, if our customers delay or discontinue drilling or completion activities, it will reduce the volumes of water that we handle. A material reduction in volumes on our systems could adversely affect our business, revenue and cash flows and could adversely affect our ability to return capital to our stockholders through dividends and/or repurchases of shares of AM common stock.

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

The construction of additions or modifications to our existing systems and the construction or purchase of new assets involves numerous regulatory, environmental, political and legal uncertainties beyond our control and may require the expenditure of significant amounts of capital. Financing may not be available on economically acceptable terms or at all. If we undertake these projects, we may not be able to complete them on schedule, at the budgeted cost or at all, or they may not operate as designed or at the expected levels. Moreover, our revenues may not increase immediately upon the expenditure of funds on a particular project. In addition, we may construct facilities to capture anticipated future production growth in an area in which such growth does not materialize. As a result, new gathering and compression, water handling or other assets may not be able to attract enough throughput to achieve our expected investment return, which could adversely affect our financial condition and results of operations. Furthermore, adding to our existing assets may require us to obtain new rights-of-way prior to constructing new pipelines or facilities. We may be unable to timely obtain such rights-of-way to connect new natural gas supplies to our existing gathering pipelines or capitalize on other attractive expansion opportunities. Additionally, it may become more expensive for us to obtain new rights-of-way or to expand or renew existing rights-of-way. If the cost of renewing or obtaining new rights-of-way increases, our cash flows could be adversely affected.

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

We currently generate all of our revenues pursuant to fee-based contracts under which we are paid based on the volumes of natural gas that we gather, process and compress and water that we handle and treat, rather than the underlying value of the commodity. Consequently, our existing operations and cash flows have little direct exposure to commodity price risk. Although we intend to enter into similar fee-based contracts with new customers in the future, our efforts to negotiate such contractual terms may not be successful. In addition, we may acquire or develop additional midstream assets in a manner that increases our exposure to commodity price risk. Future exposure to the volatility of natural gas, NGLs and oil prices, especially in light of the recent declines, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business includes fresh water delivery for use in our customers’ natural gas, NGLs and oil exploration and production activities. Water is an essential component of natural gas, NGLs and oil production during the drilling, and in particular, the hydraulic fracturing process. We derive a significant portion of our revenues from providing fresh water to Antero Resources. Antero Resources implemented efficiency improvements and water initiatives during 2020, which reduced the amount of fresh water needed to complete their operations. Furthermore, the availability of water supply for our operations may be limited due to, among other things, prolonged drought or state and local governmental authorities restricting the use of water for hydraulic fracturing. The availability of water may also change over time in ways that we cannot control, including as a result of climate change-related effects such as shifting meteorological and hydrological patterns. Any decrease in the demand for water handling services, or the water supply we need to provide such services, would adversely affect our business and results of operations.

Increasing attention to ESG matters and conservation measures may adversely impact our business.

Increasing attention to climate change, societal expectations on companies to address climate change, investor, regulatory, and societal expectations regarding voluntary and mandatory ESG disclosures, and consumer demand for alternative forms of energy, may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers, including Antero Resources. To the extent that societal pressures or regulatory or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. And while we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.

Moreover, while we create and publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory ESG-related disclosure is also emerging as an area where we may be, or may become, subject to required disclosures in certain jurisdictions, depending on our purported nexus to such jurisdictions and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established single approach to identifying, measuring and reporting on many ESG matters.  Additionally, while we may also announce various voluntary ESG targets, including our goals to achieve a 100% reduction in pipeline emissions by 2025 and to achieve net zero Scope 1 (direct) and Scope 2 (indirect from the purchase of energy) emissions by 2050, such targets are aspirational.  We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results.  To the extent we do meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our ESG impact instead of actual changes in our ESG performance.  However, given uncertainties related to the use of emerging technologies, the state of markets for and the availability of verified carbon offsets, we cannot predict whether or not we will be able to timely meet these goals, if at all.  In addition, while we may seek to only purchase carbon offsets verified by reputable third parties, we cannot guarantee that any carbon offsets we purchase will achieve the GHG emission reductions represented, and we could face increased costs to purchase additional carbon offsets to cover any gap or loss, particularly if carbon offset markets face capacity constraints as a result of increased demand. Moreover, certain stakeholders may object to the use of offsets generally or with respect to specific transactions we engage in as to any carbon reduction benefits we may claim resulting from such offsets. Furthermore, certain jurisdictions, including California, are instituting new laws that require disclosures related to voluntary carbon offsets and similar constructs. Disclosures under these regimes are novel and it is uncertain whether any disclosures we may make in connection therewith will satisfy the laws and may lead to uncertain consequences, such as private parties criticizing such projects, whether via litigation or otherwise. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations, we cannot guarantee that such participation or certification will have the intended results on our ESG profile. Also, despite these aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other ESG-related goals, but we cannot guarantee that we will be able to implement such goals because of potential costs or technical or operational obstacles.

Furthermore, our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our ESG plans or goals or stakeholder perceptions of statements made by us, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Such statements with respect to ESG matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential ESG benefits. As a result, we may face increased litigation risks from private parties and governmental authorities related to our ESG efforts. Moreover, any alleged claims of greenwashing against us or others in our industry may lead to negative sentiment towards our company or industry. To the extent that the Company is unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources for the Company to rebuild its reputation.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings may be used by some investors to inform their investment and voting decisions.  Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us, Antero Resources and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.  Also, institutional lenders may decide not to provide funding for oil and natural gas companies or the corresponding infrastructure projects based on climate change related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact Antero Resources and our customers, which may adversely impact our business, financial condition or results of operations.

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

World health events may materially adversely affect our business.

World health events may cause disruptions to our business and operational plans, which may include (i) shortages of employees, (ii) unavailability of contractors and subcontractors, (iii) interruption of supplies from third parties upon which we rely, (iv) recommendations of, or restrictions imposed by, government and health authorities, including quarantines and (v) restrictions that we and our contractors and subcontractors impose, including facility shutdowns, to ensure the safety of employees and others. While it is not possible to predict their extent or durations, these disruptions may have a material adverse effect on our business, financial condition and results of operations and could adversely affect our ability to return capital to our stockholders through dividends and/or repurchases of shares of AM common stock.

Further, adverse impacts on Antero Resources’ business resulting from world health events may also adversely affect our business and results of operations. The effects of a pandemic, epidemic or outbreak of an infectious disease and concerns regarding its global spread could negatively impact global demand for crude oil and natural gas, which may contribute to price volatility that could impact the price Antero Resources’ receives for its natural gas, NGLs and oil and materially and adversely affect the demand for and marketability of Antero Resources’ production, as well as lead to temporary curtailment or shut-ins of production due to lack of downstream demand or storage capacity. For further discussion of the business risks of Antero Resources that may impact us, see “—Customer Concentration—Because substantially all of our revenue is currently derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.”

Terrorist attacks, cyberattacks and threats could have a material adverse effect on our business, financial condition and results of operations.

Terrorist attacks or cyberattacks may significantly affect the energy industry, including our operations and those of our suppliers and customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Cyber incidents, including deliberate attacks, have increased in frequency globally. Strategic targets, such as energy related assets, may be at greater risk of future attacks than other targets in the United States. We depend on digital technology in many areas of our business and operations, including, but not limited to, performing many of our gathering and compression and water handling services, processing and recording financial and operating data, oversight and analysis of our operations and communications with the employees supporting our operations and our customers or service providers. We also collect and store sensitive data in the ordinary course of our business, including personally identifiable information as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. The secure processing, maintenance and transmission of information is critical to our operations, and we monitor our key information technology systems in an effort to detect and prevent cyberattacks, security breaches or unauthorized access. Despite our security measures, our information technology systems may undergo cyberattacks or security breaches including as a result of employee error, malfeasance or other threat vectors, which could lead to the corruption, loss, or disclosure of proprietary and sensitive data, misdirected wire transfers, and an inability to: perform services for our customers; complete or settle transactions; maintain our books and records; prevent environmental damage; and maintain communications or operations. Significant liability to the Company or third parties may result. We are not able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until an attack is already underway or significantly thereafter, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes (e.g., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance.

Our information and operational technologies, systems and networks, and those of our vendors, suppliers, customers and other business partners, may become the target of cyberattacks or information security breaches that result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or adversely disrupt our business operations. Although we have written policies and procedures for monitoring cybersecurity risk and identifying and reporting incidents, there can be no guarantee they will be effective at preventing cyberattacks or ensuring incidents are timely identified or reported. Advances in computer capabilities, discoveries in the field of artificial intelligence, cryptography, or other developments may result in a compromise or breach of the technology we use to safeguard confidential, personal or other information. As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. A cyberattack or security breach could result in liability resulting from data privacy or cybersecurity claims, liability under data privacy laws, regulatory penalties, damage to our reputation, long-lasting loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations. To date, we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. No security measure is infallible. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

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

Declines in commodity prices or the financial condition or prospects of Antero Resources may cause the financial markets to exert downward pressure on our stock price and credit capacity.  For example, for portions of 2020, the market for senior unsecured notes was unfavorable for high-yield issuers such as us. Our plans for growth may require access to the capital and credit markets. Although the market for high-yield debt securities has improved since 2020, if the high-yield market deteriorates, or if we are unable to access alternative means of debt or equity financing on acceptable terms or at all, we may be unable to carry out our business plan, which could have a material adverse effect on our financial condition and results of operations and impair our ability to service our indebtedness.

Restrictions in our existing and future debt agreements could adversely affect our business, financial condition and results of operations.

Our revolving credit facility limits our ability to, among other things:

●	incur or guarantee additional debt;
●	redeem or repurchase stock or make distributions under certain circumstances;
●	make certain investments;
●	enter into mergers;
●	incur certain liens or permit them to exist;
●	enter into certain types of transactions with affiliates;
●	merge or consolidate with another company; and
●	transfer, sell or otherwise dispose of assets.

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

The provisions of our revolving credit facility and the indentures governing our senior notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility or the indentures governing our senior notes could result in a default or an event of default that could enable our lenders or noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If our obligations to repay our debt are accelerated, our assets may be insufficient to repay such debt in full, and you could experience a partial or total loss of your investment. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity.”

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue growth opportunities, reduce cash flow used for our services and place us at a competitive disadvantage. For example, during 2023, we had average outstanding borrowings under our revolving credit facility of $774 million, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of $8 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to carry out our business plan.

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

In connection with acquisitions, we perform a review of the subject assets that we believe to be generally consistent with industry practices. However, our review will not reveal all existing or potential problems. For example, certain environmental problems are not necessarily observable even when an inspection is undertaken. Even when problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of the problems. Even if we are able to obtain contractual indemnification rights, there is no assurance that the seller will be capable of performing under any indemnification obligation.

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

We do not operate the MarkWest fractionators, and the operations of the MarkWest’s and Joint Venture’s processing facilities and the MarkWest fractionators could be partially or completely shut down, temporarily or permanently, as the result of circumstances not within its control, such as:

●	unscheduled turnarounds or catastrophic events, including damages to facilities, related equipment and surrounding properties caused by earthquakes, tornadoes, hurricanes, floods, fires, severe weather, explosions and other natural disasters;
●	restrictions imposed by governmental authorities or court proceedings;
●	labor difficulties that result in a work stoppage or slowdown;
●	a disruption in the supply of gas to MarkWest’s or the Joint Venture’s processing and fractionation plants and associated facilities;
●	disruption in the supply of power, water and other resources necessary to operate MarkWest’s or the Joint Venture’s facilities;
●	damage to MarkWest’s or the Joint Venture’s facilities resulting from gas that does not comply with applicable specifications; and
●	inadequate fractionation capacity or market access to support production volumes, including lack of availability of rail cars, barges, pipeline capacity or market constraints, including reduced demand or limited markets for certain NGLs.

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

In addition, new or additional regulations, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act and analogous state laws, or that impose new permitting requirements on our operations could result in increased costs or delays of, or denial of rights to conduct, our development programs. For example, in April 2020, the federal district court for the District of Montana determined that the CWA Section 404 NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited to the particular pipeline in that case pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the CWA Section 401 certification process. The U.S. Supreme Court has since stayed this vacatur and the EPA published a rule to update and replace the relevant regulations in September 2023. Additionally, in March 2022, the Corps announced that it was seeking stakeholder input on a formal review of NWP 12. While the full extent and impact of these actions is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This in turn could have an adverse effect on our business, financial condition and results of operation.

Separately, the definition of WOTUS has been subject to substantial controversy. In 2015 and 2020, respectively, the Obama and Trump Administrations each published final rules attempting to define the federal jurisdictional reach over WOTUS. However, both of these rulemakings were subject to legal challenge. In January 2023, the EPA and Corps published a rule to finalize a rule based on the pre-2015 regulations, incorporating updates from Supreme Court decisions and regulatory guidance. However, the January 2023 rule was challenged and is currently enjoined in 27 states. In May 2023, the U.S. Supreme Court released its opinion in Sackett v. EPA, which involved issues relating to the legal tests used to determine whether wetlands qualify as WOTUS under the rule. The Sackett decision invalidated certain parts of the January 2023 rule and significantly narrowed its scope, resulting in a revised rule being issued in September 2023. However, due to the injunction on the January 2023 rule, the implementation of the September 2023 rule currently varies by state. In the 27 states, subject to the injunction, the agencies are interpreting the definition of WOTUS consistent with the pre-2015 regulatory regime and the changes made by the Sackett decision, which utilizes the “continuous surface connection” test to determine if wetlands qualify as WOTUS. In the remaining 23 states, the agencies are implementing the September 2023 rule, which did not define the term “continuous surface connection.” Therefore, some uncertainty remains as to how broadly the September 2023 rule and the Sackett decision will be interpreted by the agencies. To the extent any action further expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. Further, any discharges of natural gas, NGLs, oil and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. See “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.

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

Moreover, FERC regulations indirectly impact our businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our financial condition, cash flows and results of operations. The FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,544,521 per day for each violation and disgorgement of profits associated with any violation.

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

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that established emission standards for methane and VOCs from new and modified oil and natural gas production and natural gas processing and transmission facilities. In September 2020, the EPA finalized amendments to the 2016 standards that removed the transmission and storage segment from the oil and natural gas source category and rescinded the methane-specific requirements for production and processing facilities. However, President Biden signed an executive order on his first day in office calling for the suspension, revision or rescission of the September 2020 rule and the reinstatement or issuance of methane emission standards for new, modified and existing oil and gas facilities. Subsequently, the U.S. Congress approved, and President Biden has signed into law, a resolution under the Congressional Review Act to repeal the September 2020 revisions to the methane standards, effectively reinstating the prior standards. In response to President Biden's executive order calling on the EPA to revisit federal regulations regarding methane, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc, in December 2023. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources. The requirements include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems and zero-emission requirements for certain devices. The rule also establishes a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. It is likely, however, that the final rule and its requirements will be subject to legal challenges. Moreover, compliance with the new rules may affect the amount we owe under the IRA’s methane fee described above because compliance with EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. The requirements of the EPA’s final methane rules have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed their own regulations on methane emissions from oil and gas production activities.

Internationally, the Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years beginning 2020. President Biden recommitted the United States to the Paris Agreement in February 2021 and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. Additionally, in November 2021, the international community gathered again in Glasgow COP26, during which multiple announcements were made, including a call for parties to eliminate certain oil and natural gas subsidies and pursue further action on non-CO2 GHGs. At COP28 in December 2023, the parties signed onto an agreement to transition away from fossil fuels in energy systems and increase renewable energy capacity, though no timeline for doing so was set. While non-binding, the agreements coming out of COP28 could result in increased pressure among financial institutions and various stakeholders to reduce or otherwise impose more stringent limitations on funding for and increase potential opposition to the exploration and production of fossil fuels. Relatedly, the United States and European Union jointly announced the launch of the “Global Methane Pledge,” an initiative committing to a collective goal of reducing global methane pollution by at least 30% by 2030 relative to 2020 levels, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26, COP28 or other international conventions cannot be predicted at this time.

Concern over the threat of climate change has also resulted in increasing political risks in the United States, including climate-change related pledges made by President Biden and other public office representatives. On January 27, 2021, President Biden signed an executive order calling for substantial action on climate change, including among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the oil and natural gas industry and increased emphasis on climate-related risks across agencies and economic sectors. Additionally, in November 2021, the Biden Administration released “The Long-Term Strategy of the United States: Pathways to Net-Zero Greenhouse Gas Emissions by 2050,” which establishes a roadmap to net zero emissions in the United States by 2050 through, among other things, improving energy efficiency; decarbonizing energy sources via electricity, hydrogen and sustainable biofuels; and reducing non-CO2 GHG emissions, such as methane and nitrous oxide. Other actions that could be pursued by the Biden administration include more restrictive requirements for the development of pipeline infrastructure or LNG export facilities, as well as more restrictive GHG emissions limitations for oil and gas facilities. For example, on January 26, 2024, President Biden announced a temporary pause on pending decisions on new exports of LNG to countries that the United States does not have free trade agreements with, pending Department of Energy review of the underlying analyses for authorization. The pause is intended to provide time to integrate certain considerations, including potential energy cost increases for consumers and manufacturers and the latest assessment of the impact of GHG emissions, and to ensure adequate guards against health risks are in place.

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

In addition, in 2022 the SEC proposed a rule requiring registrants to include certain climate-related disclosures, including Scope 1, 2 and 3 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. The final rule is expected in the second quarter of 2024. Similarly, in October 2023, the Governor of California signed the CCDAA and CRFRA into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the TCFD recommendations or equivalent disclosure requirements under the ISSB climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of at least $500 million. Reporting under both laws would begin in 2026. Currently, the ultimate impact of these laws on our business is uncertain—the Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the law—but, absent clarification or revisions to the law, alongside the SEC proposed rule, finalization and implementation may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. Although the final form and substance of these requirements is not yet known, and we cannot predict what any such rules may require to the extent the rules impose additional reporting obligations, we could face increased costs or limitations or restrictions on our access to capital. Separately, the SEC has also from time to time applied additional scrutiny to existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

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

The 2011 Pipeline Safety Act among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, the PHMSA, finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In January 2024, those maximum civil penalties were increased to $266,015 and $2,660,135, respectively, to account for inflation. Should our operations fail to comply with DOT or comparable state regulations, we could be subject to substantial penalties and fines.

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in November 2021, PHMSA issued a final rule that imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities, in accordance with the PIPES Act of 2020. PHMSA, together with state regulators, are expected to commence and complete inspection of these plans in 2022. In August 2022, PHMSA finalized the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments” which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs and strengthened integrity management assessment requirements, among other items. We do not expect our operations to be affected by these new rules any differently than other similarly situated midstream companies. Separately, in the Fiscal Year 2021 Omnibus Appropriations Bill, Congress directed PHMSA to move forward with several regulatory actions, the promulgation of rules related to changes in class location of existing pipelines, pipeline leak detection and repair and the management of idled pipelines, amongst other matters. A Notice of Proposed Rulemaking was published in May 2023 to address management of methane emissions and other matters and PHMSA is in the process of analyzing comments. While we cannot predict the full scope of these regulations at this time, more stringent requirements may require us to incur significant costs to maintain compliance, which may have a negative impact on our business performance and results of operations.

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

Oil and gas operations in our operating areas can be adversely affected by regulations designed to protect various wildlife. For example, following a 2020 court order to reconsider its decision to list the northern long-eared bat as threatened instead of endangered, the USFWS redesignated the bat as endangered under the ESA. The designation of previously unprotected species as threatened or endangered, or redesignation of a threatened species as endangered, in areas where we operate could cause us to incur increased costs arising from species protection measures, result in constraints on our customer’s exploration and production activities and on our pipeline construction and operation activities. This limits our ability to operate in those areas and can intensify competition during those months for drilling rigs, oilfield equipment, services, supplies and qualified personnel, which may lead to periodic shortages. These constraints and the resulting shortages or high costs could delay our operations or the operations of our customers and materially increase our operating and capital costs.

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

All of our officers and certain of our directors are also officers or directors of Antero Resources. Also, as of December 31, 2023, Antero Resources beneficially owned 29.0% of our outstanding common stock. Conflicts of interest will arise between Antero Resources and us. Our directors and officers who are also directors and officers of Antero Resources have a fiduciary duty to manage Antero Resources in a manner that is beneficial to Antero Resources. In resolving these actual or apparent conflicts of interest, these directors and officers may choose strategies that favor Antero Resources over our interests and the interests of our stockholders. These actual and apparent conflicts may in certain cases include, for example, the decision to declare and pay dividends or the decision to repurchase shares of our common stock owned by Antero Resources. The resolution of any conflicts of interest between Antero Resources and its subsidiaries, on one hand, and us and our subsidiaries, on the other, to the extent we can resolve them, may be costly and reduce the amount of time and attention that our directors and officers may spend in operating our business, which, in each case, may adversely affect our business.

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

Taxes

Our future tax liabilities may be greater than expected if we do not generate deductions or net operating loss (“NOL”) carryforwards sufficient to offset taxable income or if tax authorities challenge our tax positions.

We expect to generate deductions and NOL carryforwards that we can use to offset our taxable income. As a result, we do not expect to pay material U.S. federal and state income taxes through 2027. This expectation is based upon assumptions our management has made regarding, among other things, income, capital expenditures and net working capital. Further, the IRS or other tax authorities could challenge one or more tax positions we take, and any change in law may affect our tax positions. While we expect that our deductions and NOL carryforwards will be available to us as a future benefit, in the event that they are not generated as expected, are successfully challenged by the IRS or other tax authorities (in a tax audit or otherwise), or are subject to future limitations, our ability to realize these benefits may be limited.

Changes to applicable tax laws and regulations or exposure to additional income tax liabilities could adversely affect our operating results and cash flows.

We are subject to various complex and evolving U.S. federal, state and local tax laws. U.S. federal, state and local tax laws, policies, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us, in each case, possibly with retroactive effect. Any significant variance in our interpretation of current tax laws or a successful challenge of one or more of our tax positions by the IRS or other tax authorities could increase our future tax liabilities and adversely affect our operating results and cash flows.

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

We are not restricted from issuing additional shares of our common stock out of our authorized capital. In the future, we may issue shares of our common stock to raise cash for future activities, acquisitions or other purposes. We may also acquire interests in other companies by using a combination of cash and shares of our common stock or only shares. We may also issue securities convertible into, or exchangeable for, or that represent the right to receive, shares of our common stock. Any of these events may dilute the ownership interests of our stockholders, reduce our net income per share or have an adverse effect on the price of shares of our common stock.

Sales of a substantial amount of shares of our common stock in the public market could adversely affect the market price of our shares.

Sales of a substantial amount of shares of our common stock in the public market or grants to our directors and officers under the AM LTIP, or the perception that these sales or grants may occur, could reduce the market price of shares of our common stock. All of the shares of our common stock are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by any of our “affiliates” as such term is defined in Rule 144 under the Securities Act. In addition, we are party to a registration rights agreement with Antero Resources, certain members of management and certain funds affiliated with Yorktown, pursuant to which we agreed to register the resale of shares of our common stock issued or paid to them in the transactions that occurred pursuant to the Simplification Agreement, dated as of October 9, 2018. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. CYBERSECURITY

Processes for Assessing, Identifying and Managing Cybersecurity Risks

We are continuously assessing and adopting new processes, systems and resources in an effort to make our business safer from cybersecurity threats. We depend on digital technology in many areas of our business and operations, including, but not limited to, our gathering and compression and water handling services, processing and recording financial and operating data, oversight and analysis of our operations and communications with the employees supporting our operations and our customers and service providers. We also collect and store sensitive data in the ordinary course of our business, including certain personally identifiable information and proprietary information for our business and that of our customers, suppliers, investors and other stakeholders.

Attacks on our assets or security breaches in our systems or infrastructure could lead to the corruption, loss or unauthorized use of such data, delays in production or delivery of our production to customers, difficulty in completing and settling transactions, challenges in maintaining our books and records, environmental damage, communication interruptions or other operational disruptions. We seek to address these risks by safeguarding assets, data and operations through the cybersecurity risk management processes described below:

Risk Assessments

We assess our systems, networks and data infrastructure to identify potential cybersecurity threats and vulnerabilities via continuous automated processes that are complemented by manual processes that are executed on both a routine and ad hoc basis. These processes are designed to prevent, detect and investigate activities and events that could pose a cybersecurity risk or threat to us, and include, but are not limited to, monitoring and evaluating cybersecurity intelligence information published or provided by certain United States federal government agencies as well as private cybersecurity groups. Our risk assessment processes are conducted, monitored and reviewed by our security and compliance team as well as third-party consultants. In addition, we perform cybersecurity tabletop exercises with our information technology (“IT”) department throughout the year. We also engage a third-party consultant to conduct an annual penetration test of our systems, networks and data infrastructure to complement our risk assessment processes and activities. These risk assessments help evaluate the likelihood and potential impact of cybersecurity incidents.

Our Chief Administrative Officer (“CAO”) oversees these risk assessments and meets regularly with the security and compliance team to review cybersecurity risks and threats, and also participates in our enterprise risk management process. In addition, the Company engages several third-party consultants in connection with the risk assessments, and we have established separate processes and procedures to oversee and identify cybersecurity risks associated with third parties. All third parties involved in our cybersecurity risk assessments are required to provide reports designed to allow us to monitor and assess such third parties’ security controls.

We monitor and manage our cybersecurity risk and threat exposure through prioritized remediation efforts. Any cybersecurity risk or threat that requires corrective action is managed by our security and compliance team together with certain business partners and IT specialists, as deemed necessary. Potential solutions are assessed in alignment with risk, business and cybersecurity priorities and our controls and security architecture. Plans to remediate cybersecurity risks are approved and monitored regularly for completion.

Incident Identification and Response

We have implemented a monitoring and detection system, with oversight from our CAO to help promptly identify cybersecurity incidents. In the event of any breach or cybersecurity incident, we have a formal incident response plan designed to provide for immediate action to contain the incident, mitigate the impact and restore normal operations efficiently.

Cybersecurity Training and Awareness

We train our users throughout the year using a wide variety of methods on cybersecurity-related topics, including how to identify and report potential social engineering including phishing through emails, text messages and phone calls. Formal training on cybersecurity practices begins when an employee is hired and is re-administered annually. We also require third-party contractors with access to our systems be trained on these topics. In addition, special training is held both formally and informally for groups that entail higher threat risks.

Policies

Our IT polices are designed to address and manage all aspects of our IT environment, including cybersecurity, and we review and update our policies regularly as part of our risk management processes. We deploy both an internal Protection of Personal Identifiable Information Policy and a publicly available Privacy Notice to help us understand and respect the privacy of the individuals whose data we have custody over. We monitor our data collection practices, policies and notices in an effort to comply with the evolving nature of applicable data privacy and security laws.

Our cybersecurity risk management processes are integrated into our enterprise risk management program. Cybersecurity threats are understood to be dynamic and intersect with various other enterprise risks. As such, cybersecurity is considered to be an important component of our enterprise risk management approach. Our cybersecurity strategies are based on standard cybersecurity frameworks, including the National Institute of Standards and Technology and the International Organization for Standardization.

Board of Directors’ Oversight of Cybersecurity Risks and Management’s Role in Assessing and Responding to Cybersecurity Risks

Cybersecurity risks are overseen at the board level through the Audit Committee. Our CAO, together with the security and compliance team, is responsible for the monitoring, assessment and management of cybersecurity risk, and seeks to maintain the security and continuity of our operations. Our CAO oversees the Company’s cybersecurity strategy, cybersecurity and data privacy policies, measures and controls, and Board of Directors and Audit Committee communications on cybersecurity matters. Our CAO regularly briefs senior management, the Board of Directors and the Audit Committee on cybersecurity issues as part of our overall enterprise risk management program, including quarterly updates to the Audit Committee, which may include information regarding our exposure to privacy and cybersecurity risks, plans and activities to monitor and mitigate privacy and cybersecurity risks, IT governance policies and programs, including our cybersecurity incident response plan, and legislative and regulatory developments that could impact our privacy and cybersecurity risks. Additionally, our Vice President – Risk Management oversees our enterprise risk management process and apprises the Audit Committee and our Board of Directors of all significant risks facing the Company, including cybersecurity risks.

Our CAO, Aaron S.G. Merrick, has more than 25 years of experience in the technology sector and 16 years of experience in managing cybersecurity risk. Mr. Merrick was named CAO in 2022 and previously served as our Vice President – IT since 2016. Prior to joining Antero, he held IT leadership positions of increasing responsibility at Apache Corporation, including Director of IT from 2006 to 2009 and Vice President of IT from 2009 to 2015. Additionally, Mr. Merrick was President of a computer consulting business from 2002 to 2006, and he also held several positions of increasing responsibility at T-NETIX, Inc., including Vice President of IT, during his tenure from 1995 to 2000. Mr. Merrick graduated from Bob Jones University in 1984 with a Bachelor of Science degree in Accounting.

Impact of Risks from Cybersecurity Threats

As of the date of this Annual Report on Form 10-K, we are not aware of any cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future discovery of cybersecurity incidents remains. Please see “Item 1A. Risk Factors” for additional information about cybersecurity risks. Despite the implementation of our cybersecurity programs, our security measures cannot guarantee that a cyberattack with significant impact will not occur. A successful attack on our IT systems could have significant consequences to the business. While we devote resources to our security measures to protect our systems and information, these measures cannot provide absolute security. See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information technology systems.

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

See Note 15—Contingencies to the consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AM.” On February 9, 2024, shares of our common stock were held by 43 holders of record. The number of holders does not include the holders for whom shares of our common stock are held in a “nominee” or “street” name. In addition, as of February 9, 2024, Antero Resources and its subsidiaries owned 139,042,345 shares of our common stock, which represented a 29.0% interest in us.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans	Under the Plan (2)
October 1, 2023 – October 31, 2023	11,560	$12.47	—	—
November 1, 2023 – November 30, 2023	—	—	—	—
December 1, 2023 – December 31, 2023	—	—	—	—
Total	11,560	$12.47	—
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	As of December 31, 2023, we did not have an authorized share repurchase program.

Dividends

On January 10, 2024, the Board declared an aggregate cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended December 31, 2023. The dividend was paid on February 7, 2024 to stockholders of record as of January 24, 2024.

The Board also declared a cash dividend of $137,500 on shares of our Series A Non-Voting Perpetual Preferred Stock, par value $0.01 (the “Series A Preferred Stock”), that was paid on February 14, 2024 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 12—Equity and Net Income Per Common Share to our consolidated financial statements. As of December 31, 2023, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

The amount and timing of future payment of cash dividends on our common stock, if any, is within the discretion of the Board and will depend on our earnings, capital requirements, financial condition and other relevant factors.

Share Repurchase Program

On February 13, 2024, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $500 million of shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2018, in each of (i) our predecessor’s, Antero Midstream GP LP, common shares through March 12, 2019 and our common stock thereafter (assuming reinvestment of dividends), (ii) the Standard & Poor’s 500 (“S&P 500”) Index and (iii) the Alerian Midstream Energy (“AMNA”) Index. We believe the AMNA Index is meaningful because it is an independent, objective view of the performance of similarly-sized midstream energy companies.

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

Financing Highlights

Issuance of Senior Notes

On January 16, 2024, we issued $600 million of 6.625% senior notes due February 1, 2032 (the “2032 Notes”) at par. The 2032 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2032 Notes rank pari passu to our other outstanding senior notes and are guaranteed on a full and unconditional and joint and several senior unsecured basis by our wholly owned subsidiaries and certain of our future restricted subsidiaries. The net proceeds from this offering were used to repay outstanding borrowings on the Credit Facility. See Note 8—Long-Term Debt to the consolidated financial statements for more information.

Share Repurchase Program

On February 13, 2024, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $500 million of shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas, NGLs and oil decreased significantly during the year ended December 31, 2023 as compared to the year ended December 31, 2022. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to historical levels, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Growth Incentive Fee Program with Antero Resources

Our 2019 gathering and compression agreement with Antero Resources included a growth incentive fee program whereby we agreed to provide quarterly fee rebates to Antero Resources through December 31, 2023, contingent upon Antero Resources achieving volumetric growth targets on low pressure gathering. Antero Resources’ throughput gathered under the gathering and compression agreements acquired with the Crestwood assets was not considered in the low pressure gathering volume targets. During the year ended December 31, 2022, Antero Resources earned $48 million in fee rebates by achieving the first level volumetric target during each quarter in 2022. During the year ended December 31, 2023, Antero Resources earned $52 million in fee rebates by achieving the first level volumetric target during the first, second and third quarters of 2023 and the second level volumetric target during the fourth quarter of 2023. The growth incentive fee rebate program expired on December 31, 2023.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2023. For example, CPI for all urban consumers increased 8% from the year ended December 31, 2021 to the year ended December 31, 2022 and an additional 4% from the year ended December 31, 2022 to the year ended December 31, 2023 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and December 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for additional information.

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

Sources of Our Revenues

The following items are the primary components of our revenues:

●	Gathering and Processing. Our low pressure gathering, compression and high pressure gathering services support production operations for Antero Resources. Our gathering and processing revenues are driven by the volumes of natural gas we gather and compress. We receive a low pressure gathering fee per Mcf, a compression fee per Mcf and a high pressure gathering fee per Mcf, as applicable, substantially all of which are subject to annual CPI-based adjustments. Additionally, our gathering and compression agreements provide for certain minimum volume commitments for gathering and compression services that run to 2032. Pursuant to our long-term contracts with Antero Resources, we have secured long-term dedications covering substantially all of Antero Resources’ current and future acreage for gathering and compression services. Our gathering and compression operations are substantially dependent upon natural gas production from Antero Resources’ upstream activity in its areas of operation. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. Although we expect that Antero Resources will continue to devote substantial resources to the development of oil and gas reserves, we have no control over this activity and Antero Resources has the ability to reduce or curtail such development at its discretion. See Note 5—Revenue to the consolidated financial statements for more information on our gathering and compression agreements.
●	Water Handling. Our fresh water delivery systems and other fluid handling services support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract. Our water handling revenues are driven by quantities of fresh water delivered to our customers to support their well completion operations and produced water transported, blended and/or disposed. We receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Our other fluid handling services include wastewater handling, blending and high-rate transfer services. For other fluid handling services provided by us, we charge Antero Resources a cost of service fee. For other fluid handling services provided by third parties, we charge Antero Resources a fee based on our third-party out-of-pocket costs plus 3%. We have a long-term water services agreement covering Antero Resources’ approximately 570,000 gross acres in West Virginia and Ohio, with a right of first offer on all future areas of operation. The initial term of the water services agreement runs to 2035. Our water handling operations are substantially dependent upon the number of wells drilled and completed by Antero Resources, as well as Antero Resources’ production. As of December 31, 2023, Antero Resources had disclosed estimated net proved reserves of 18.1 Tcfe, of which 59% was natural gas, 40% were NGLs and 1% was oil. As of December 31, 2023, Antero Resources’ drilling inventory consisted of 1,588 gross identified potential horizontal well locations, all of which were on acreage dedicated to us, providing us with significant opportunity for future capital investments as Antero Resources’ drilling program continues. See Note 5—Revenue to the consolidated financial statements for more information on our water services agreement.

Principal Components of Our Cost Structure

The following items are the primary components of our operating expenses:

●	Direct Operating. We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. We schedule and conduct preventative maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow. Gathering and compression operating costs consist primarily of labor, water disposal, pigging, fuel, monitoring, repair and maintenance, utilities and contract services. Gathering and compression operating costs vary with the miles of pipeline and number of compressor stations in our gathering and compression system. Fresh water operating expenses consist primarily of labor, pigging, monitoring, repair and maintenance and contract services. Fresh water operating costs vary with the miles of pipeline, number of pumping stations and to a lesser extent the number of well completions in the Appalachian Basin for which we deliver fresh water and number of impoundments in our water system. Other fluid handling costs, relate to contract services performed by us and third parties. Our other fluid handling costs consist of labor, monitoring and repair and maintenance costs. The other primary drivers of our direct operating expense include maintenance and contract services, regulatory and compliance expense and ad valorem taxes.
●	General and Administrative. Our general and administrative expenses include direct charges incurred by us and costs charged by Antero Resources. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. Management believes these allocation methodologies are reasonable. Equity-based compensation includes (i) costs allocated to Antero Midstream by Antero Resources for grants made prior to March 12, 2019 pursuant to the Antero Resources Corporation Long-Term Incentive Plan and (ii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan.
●	Depreciation. Depreciation consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year. Depreciation is computed over the asset’s estimated useful life using the straight-line basis. See Note 6—Property and Equipment to our consolidated financial statements for additional information on our asset classes and estimated lives of our assets.
●	Impairment. We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to their estimated fair value.
●	Interest. We have typically financed a portion of our cash requirements with borrowings under our revolving credit facility and with senior unsecured notes. Our interest expense also includes amortization of deferred financing costs incurred in connection with our revolving credit facility and senior notes and amortization of senior notes premiums. See Note 8—Long-Term Debt to our consolidated financial statements and “—Capital Resources and Liquidity—Debt Agreements” for additional information on our debt agreements.

●	Income tax expense. We are subject to state and federal income taxes but are currently not in a cash tax paying position with respect to state and federal income taxes. The difference between our financial statement income tax expense and our current U.S. federal income tax liability is primarily due to the differences in the tax and financial statement treatment of our investment in Antero Midstream Partners. We have recorded deferred income tax expense to the extent our deferred income tax liabilities exceed our deferred income tax assets. Our deferred income tax assets result primarily from net operating loss carryforwards. As of December 31, 2023, we had U.S. federal NOL carryforwards of $428 million and state NOL carryforwards of $496 million. The Company currently considers all of its deferred income tax assets, except for those related to charitable contributions, realizable. The amount of deferred income tax assets considered realizable, however, could change as we generate taxable income or as estimates of future taxable income are reduced. See Note 7—Income Taxes to our consolidated financial statements for a discussion of our deferred income tax position and income tax expense.

Results of Operations

We have two reportable segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the Joint Venture and Stonewall. The Joint Venture and Stonewall provide processing and fractionation services and high pressure gas gathering services, respectively, in the Appalachian Basin. The water handling segment includes (i) two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2023

The operating results of our reportable segments were as follows:

	Year Ended December 31, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$791,265	244,770	—	1,036,035
Revenue–third-party	—	2,622	—	2,622
Gathering—low pressure fee rebate	(48,000)	—	—	(48,000)
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	706,179	213,806	—	919,985
Operating expenses:
Direct operating	75,889	104,365	—	180,254
General and administrative (excluding equity-based compensation)	24,578	13,080	4,813	42,471
Equity-based compensation	14,394	4,415	845	19,654
Facility idling	—	4,166	—	4,166
Depreciation	81,390	50,372	—	131,762
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	222	—	222
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(2,120)	(131)	—	(2,251)
Total operating expenses	195,261	179,600	5,658	380,519
Operating income	510,918	34,206	(5,658)	539,466
Other income (expense):
Interest expense, net	—	—	(189,948)	(189,948)
Equity in earnings of unconsolidated affiliates	94,218	—	—	94,218
Total other income (expense)	94,218	—	(189,948)	(95,730)
Income before income taxes	605,136	34,206	(195,606)	443,736
Income tax expense	—	—	(117,494)	(117,494)
Net income and comprehensive income	$605,136	34,206	(313,100)	326,242
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Year Ended December 31, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$893,862	268,667	—	1,162,529
Revenue–third-party	—	1,414	—	1,414
Gathering—low pressure fee rebate	(51,500)	—	—	(51,500)
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	805,276	236,495	—	1,041,771
Operating expenses:
Direct operating	95,507	117,658	—	213,165
General and administrative (excluding equity-based compensation)	22,532	12,497	4,433	39,462
Equity-based compensation	23,313	7,362	931	31,606
Facility idling	—	2,459	—	2,459
Depreciation	83,409	52,650	—	136,059
Impairment of property and equipment	133	13	—	146
Accretion of asset retirement obligations	—	177	—	177
Loss on settlement of asset retirement obligations	—	805	—	805
Loss (gain) on asset sale	6,039	(9)	—	6,030
Total operating expenses	230,933	193,612	5,364	429,909
Operating income	574,343	42,883	(5,364)	611,862
Other income (expense):
Interest expense, net	—	—	(217,245)	(217,245)
Equity in earnings of unconsolidated affiliates	105,456	—	—	105,456
Total other income (expense)	105,456	—	(217,245)	(111,789)
Income before income taxes	679,799	42,883	(222,609)	500,073
Income tax expense	—	—	(128,287)	(128,287)
Net income and comprehensive income	$679,799	42,883	(350,896)	371,786
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

	Year Ended		Amount of
	December 31,		Increase	Percentage
	2022	2023	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	1,088,036	1,202,510	114,474	11%
Compression (MMcf)	1,034,052	1,186,641	152,589	15%
Gathering—high pressure (MMcf)	1,027,459	1,068,292	40,833	4%
Fresh water delivery (MBbl)	37,685	39,072	1,387	4%
Other fluid handling (MBbl)	19,059	20,084	1,025	5%
Wells serviced by fresh water delivery	76	76	—	*
Gathering—low pressure (MMcf/d)	2,981	3,295	314	11%
Compression (MMcf/d)	2,833	3,251	418	15%
Gathering—high pressure (MMcf/d)	2,815	2,927	112	4%
Fresh water delivery (MBbl/d)	103	107	4	4%
Other fluid handling (MBbl/d)	52	55	3	6%
Average Realized Fees:
Average gathering—low pressure fee ($/Mcf)	$0.34	0.35	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.21	—	*
Average fresh water delivery fee ($/Bbl)	$4.07	4.21	0.14	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	540,052	581,785	41,733	8%
Fractionation—Joint Venture (MBbl)	13,022	14,135	1,113	9%
Processing—Joint Venture (MMcf/d)	1,480	1,594	114	8%
Fractionation—Joint Venture (MBbl/d)	36	39	3	8%

*Not meaningful or applicable.

Revenues. Total revenues increased by $122 million, from $920 million for the year ended December 31, 2022, to $1,042 million for the year ended December 31, 2023. Total revenues included amortization of customer relationships of $71 million during each of the years ended December 31, 2022 and 2023. Gathering and processing revenues increased by 14%, from $706 million for the year ended December 31, 2022 to $805 million for the year ended December 31, 2023. Water handling revenues increased by 11%, from $214 million for the year ended December 31, 2022 to $237 million for the year ended December 31, 2023. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $47 million period over period primarily due to increased throughput volumes of 114 Bcf, or 314 MMcf/d, and higher low pressure gathering rates as a result of annual CPI-based adjustments, partially offset by higher fee rebates of $4 million between periods. Low pressure gathering volumes increased between periods primarily due to 86 additional wells being connected to our system since December 31, 2022 and 253 wells that were connected to the assets we acquired during the fourth quarter of 2022.
●	Compression revenue increased $37 million period over period due to increased throughput volumes of 153 Bcf, or 418 MMcf/d, and higher compression rates as a result of the annual CPI-based adjustments. Compression volumes increased between periods primarily due to the 86 additional wells connected to our system since December 31, 2022 and 12 compressor stations and 253 wells that were connected to the assets we acquired during the fourth quarter of 2022.
●	High pressure gathering revenue increased $15 million period over period primarily due to increased throughput volumes of 41 Bcf, or 112 MMcf/d, and an increased high pressure gathering rate as a result of an annual CPI-based adjustment. The high pressure gathering volumes increased period over period primarily due to 86 additional wells being connected to our high pressure system since December 31, 2022. The assets acquired during 2022 were already connected to high pressure systems operated by us or third parties prior to such acquisitions, and therefore, the 253 wells connected to the acquired assets did not increase the throughput on our high pressure gathering system.

Water Handling

●	Fresh water delivery revenue increased $11 million period over period primarily due to a 3% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment and higher fresh water delivery volumes of 1 MMBbl, or 4 MBbl/d. Fresh water delivery volumes increased between periods due to higher well completions by Antero Resources.
●	Other fluid handling services revenue increased $12 million period over period primarily due to increased costs, partially due to inflationary pressures that impact our cost plus 3% and cost of service rates during the year ended December 31, 2023, and higher other fluid handling volumes of 1 MMBbl, or 3 MBbl/d, between periods.

Direct operating expenses. Direct operating expenses increased by 18%, from $180 million for the year ended December 31, 2022 to $213 million for the year ended December 31, 2023. Gathering and processing direct operating expenses increased 26% from $76 million for the year ended December 31, 2022 to $96 million for the year ended December 31, 2023 primarily due to 12 compressor stations that were acquired during the fourth quarter of 2022 and increased heavy maintenance expense between periods. Water handling direct operating expenses increased by 13%, from $104 million for the year ended December 31, 2022 to $117 million for the year ended December 31, 2023 primarily due to higher wastewater trucking expenses, an increased number of locations connected to our water blending system and higher fresh water volumes between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) decreased 7%, from $42 million for the year ended December 31, 2022 to $39 million for the year ended December 31, 2023 primarily due to lower legal costs associated with the Veolia legal matter between periods and lower costs allocated to us from Antero Resources. See Note 15—Contingencies to our consolidated financial statements for additional information.

Equity-based compensation expenses. Equity-based compensation expenses increased by 61% from $20 million for the year ended December 31, 2022 to $32 million for the year ended December 31, 2023 primarily due to an increase in the annual equity awards granted during the years ended December 31, 2022 and 2023 as compared to prior years, which were temporarily and significantly reduced during 2020 and supplemented by our cash awards program. Our equity awards vest over three or four year service periods, and our equity incentive program began returning to normal levels in 2021. See Note 10—Equity-Based Compensation to our consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 3% from $132 million for the year ended December 31, 2022 to $136 million for the year ended December 31, 2023. This increase was primarily due to $4 million for our assets acquired during the fourth quarter of 2022 and $3 million related to assets placed in service between periods, partially offset by $3 million of lower expense related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods.

Impairment of property and equipment expense. Impairment of property and equipment expense of $4 million for the year ended December 31, 2022 was primarily due to (i) a write-down of the Clearwater Facility related to the retirement obligation for the facility and (ii) cancelled projects. Impairment of property and equipment expense during the year ended December 31, 2023 related to cancelled projects.

Loss (gain) on asset sale. Gain on asset sale of $2 million for the year ended December 31, 2022 was primarily due to (i) the sale of four compressor engines, (ii) reimbursement of certain cancelled project costs and (iii) sales of miscellaneous equipment and excess pipe inventory. Loss on asset sale of $6 million for the year ended December 31, 2023 was primarily due to sales of miscellaneous equipment.

Interest expense. Interest expense increased by 14%, from $190 million for the year ended December 31, 2022 to $217 million for the year ended December 31, 2023 primarily due to increased interest rates on our Credit Facility due to higher benchmark rates during the year ended December 31, 2023 and higher average borrowings on our Credit Facility between periods as a result of our asset acquisitions during the fourth quarter of 2022.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 12%, from $94 million for the year ended December 31, 2022 to $105 million for the year ended December 31, 2023 primarily due to increased processing and fractionation volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments.

Income tax expense. Income tax expense increased by 9% from $117 million for the year ended December 31, 2022 to $128 million for the year ended December 31, 2023, which reflects effective tax rates of 26.5% and 25.7%, respectively. This income tax expense increase was primarily due to higher pre-tax income between periods.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” in our 2022 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2022.

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

During the year ended December 31, 2023, we paid dividends of $0.90 per share, or a total of $435 million, to holders of our common stock, as applicable, and we paid $550,000 of dividends on our Series A Preferred Stock. On January 10, 2024, the Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended December 31, 2023. The dividend was paid on February 7, 2024 to stockholders of record as of January 24, 2024. Our Board also declared a cash dividend of $137,500 on our Series A Preferred Stock that was paid on February 14, 2024 in accordance with their terms. As of December 31, 2023, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock. See Note 11—Cash Dividends and Note 12—Equity and Net Income Per Common Share to our consolidated financial statements for additional information.

As of December 31, 2023, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2022 and 2023:

	Year Ended December 31,
(in thousands)	2022	2023
Net cash provided by operating activities	$699,604	779,063
Net cash used in investing activities	(493,826)	(183,206)
Net cash used in financing activities	(205,778)	(595,791)
Net increase in cash and cash equivalents	$—	66

Year Ended December 31, 2022 Compared to Year Ended December 31, 2023

Operating Activities. Net cash provided by operating activities was $700 million and $779 million for the years ended December 31, 2022 and 2023, respectively. The increase in cash flows provided by operations between periods was primarily due to (i) higher revenues in the gathering and processing and water handling segments, (ii) higher distributions from unconsolidated affiliates and (iii) a $10 million tax refund received during the year ended December 31, 2023, partially offset by higher direct operating and interest expenses and changes in working capital between periods.

Investing Activities. Net cash flows used in investing activities decreased by $311 million from $494 million for the year ended December 31, 2022 to $183 million for the year ended December 31, 2023 primarily due to decreased asset acquisitions of $217 million and capital spending for our gathering systems and facilities, water handling systems and other assets of $115 million, partially offset by decreased return of investment in the Joint Venture of $17 million and asset sale proceeds of $5 million during the year ended December 31, 2022. The capital spending for our gathering systems, facilities and other and water handling systems decreased between periods primarily as a result of fewer capital projects during the year ended December 31, 2023.

Financing Activities. Net cash used in financing activities was $206 million and $596 million for the years ended December 31, 2022 and 2023, respectively. The increase in cash flows used in financing activities between periods was primarily due to net repayments on our Credit Facility of $152 million during the year ended December 31, 2023, as compared to net borrowings on our Credit Facility of $235 million during the year ended December 31, 2022.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2022

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2022 for a discussion of the cash flows for the year ended December 31, 2021 compared to the year ended December 31, 2022.

Capital Investments

Our capital expenditures were as follows:

	Year Ended December 31,
(in thousands)	2022	2023
Gathering systems and facilities	$208,868	132,112
Water handling systems	73,052	52,620
Investments in (return of investment in) unconsolidated affiliates	(17,000)	262
Total capital expenditures	$264,920	184,994

Our 2024 capital budget is $150 million to $170 million. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate consistent cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to optimize our capital efficiency.

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

The Credit Facility has lender commitments of $1.25 billion and matures on October 26, 2026; provided that if on November 17, 2025 any of the 7.875% senior notes due May 15, 2026 (the “2026 Notes”) are outstanding, the Credit Facility will mature on such date. As of December 31, 2023, we had $630 million of borrowings and no letters of credit outstanding under the Credit Facility.

We have a choice of borrowing at Adjusted Term SOFR or at the base rate. Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable (i) with respect to base rate loans, quarterly and (ii) with respect to SOFR Loans, the last day of each Interest Period (as defined below); provided that if any Interest Period for a SOFR Loan exceeds three months, interest will be payable on the respective dates that fall every three months after the beginning of such Interest Period. SOFR Loans bear interest at a rate per annum equal to the rate for SOFR rate loans for three or six months (the “Interest Period”) plus an applicable margin ranging from 150 to 250 basis points (subject to certain exceptions), depending on the leverage ratio then in effect. Base rate loans bear interest at a rate per annum equal to the greatest of (i) the agent bank’s reference rate, (ii) the federal funds effective rate plus 50 basis points and (iii) the rate for one month SOFR Rate loans plus 100 basis points, plus an applicable margin ranging from 50 to 150 basis points (subject to certain exceptions) depending on the leverage ratio then in effect.

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

We were in compliance with the applicable covenants and ratios as of December 31, 2023.

See Note 8—Long-Term Debt to the consolidated financial statements for more information.

Senior Notes

The following table summarizes the material terms of our senior unsecured notes as of December 31, 2023:

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

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material. See Note 8—Long-Term Debt to the consolidated financial statements for more information.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. Any new accounting policies or updates to existing accounting policies as a result of recently adopted accounting standards have been included in Note 2—Summary of Significant Accounting Policies to our consolidated financial statements. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Accounting estimates and assumptions are considered to be critical if there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts in our consolidated financial statements that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements.

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

Determination of depreciation expense requires judgment regarding the estimated useful lives and salvage values of property and equipment. Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand for the Company’s services in the areas in which it operate. Historically, we have not experienced material changes in our results of operations from revisions to the estimated useful lives or salvage values of our property and equipment. However, these estimates are reviewed periodically and can be subject to revision as circumstances warrant. We believe that the estimates and assumptions related to depreciation expense are critical because the assumptions used to estimate useful lives and salvage values of property and equipment are susceptible to change as circumstances warrant. These assumptions affect depreciation expense and, if changed, could have a material effect on the Company's results of operations and financial position.

Income Taxes

Income taxes are accounted for using the asset and liability approach. Under this approach, deferred income tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record deferred income tax expense to the extent our deferred income tax liabilities exceed our deferred income tax assets. We record a deferred income tax benefit to the extent our deferred income tax assets exceed our deferred income tax liabilities. We are subject to state and federal income taxes, but are currently not in a cash tax paying position with respect to federal income taxes.

We record a valuation allowance when we believe all or a portion of our deferred income tax assets will not be realized. In assessing the realizability of our deferred income tax assets, management considers whether some portion or all of the deferred income tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred income tax assets is dependent upon our ability to generate future taxable income during the periods in which our deferred income tax assets are deductible. Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income and tax planning strategies in making this assessment, estimates of which may be imprecise due to unforeseen future events or conditions outside of our control, including changes in Antero Resources’ production or development plans or changes to tax laws and regulations. The amount of deferred income tax assets considered realizable could change based upon the amounts of taxable income actually generated, or as estimates of future taxable income change. As of December 31, 2023, we have recognized a valuation allowance of $3 million related to charitable contributions.

The calculation of deferred income tax assets and liabilities involves uncertainties in the application of complex tax laws and regulations. We recognize in our financial statements those tax positions which we believe are more-likely-than-not to be sustained upon examination by the IRS or state revenue authorities. We believe that the estimates and assumptions related to income taxes are critical because the assumptions and estimates required to assess the likelihood that our deferred income tax assets will be recovered from future taxable income, as well as the amount and timing of a valuation allowance on our deferred income tax assets is an exercise in judgement and susceptible to change as circumstances warrant. These assumptions affect deferred income tax liability and income tax expense and, if changed, could have a material effect on the Company's financial position and results of operations.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of December 31, 2023, we had $630 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $8 million increase in interest expense for the year ended December 31, 2023.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related STOCKHOLDER Matters

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

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

4.8	Form of 7.875% Senior Note due 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on November 10, 2020).
4.9*	Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.
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
4.12

Indenture, dated as of January 16, 2024, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Computer Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on January 16, 2024).

4.13	Form of 6.625% Senior Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on January 16, 2024).
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

10.17†

Form of Retention Award Grant Notice and Retention Award Agreement under the Antero Midstream Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on April 29, 2020).

10.18†

Form of Retention Award Grant Notice and Retention Award Agreement under the Antero Midstream Corporation Long Term Incentive Plan (Employees) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on October 28, 2020).

10.19†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Midstream Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on July 27, 2022).

10.20†

Form of Stock Award Grant Notice and Stock Award Agreement (Form for Non-Employee Directors) under the Antero Midstream Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on April 26, 2023).

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

21.1*	Subsidiaries of Antero Midstream Corporation.
23.1*	Consent of KPMG LLP.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).

32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1*	Antero Midstream Corporation Incentive Compensation Recovery Policy.
101*

The following financial information from this Form 10-K of Antero Midstream Corporation for the year ended December 31, 2023, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	February 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director,
/s/ PAUL M. RADY	President and Chief Executive Officer	February 14, 2024
Paul M. Rady	(principal executive officer)

Chief Financial Officer,
/s/ BRENDAN E. KRUEGER	Vice President – Finance and Treasurer	February 14, 2024
Brendan E. Krueger	(principal financial officer)

Senior Vice President – Accounting and
/s/ SHERI L. PEARCE	Chief Accounting Officer	February 14, 2024
Sheri L. Pearce	(principal accounting officer)

/s/ MICHAEL N. KENNEDY	Director and Senior Vice President – Finance	February 14, 2024
Michael N. Kennedy

/s/ NANCY E. CHISHOLM	Director	February 14, 2024
Nancy E. Chisholm

/s/ PETER A. DEA	Director	February 14, 2024
Peter A. Dea

/s/ W. HOWARD KEENAN, JR.	Director	February 14, 2024
W. Howard Keenan, Jr.

/s/ DAVID H. KEYTE	Director	February 14, 2024
David H. Keyte

/s/ BROOKS J. KLIMLEY	Director	February 14, 2024
Brooks J. Klimley

/s/ JANINE J. MCARDLE	Director	February 14, 2024
Janine J. McArdle

/s/ JOHN C. MOLLENKOPF	Director	February 14, 2024
John C. Mollenkopf

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Midstream Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Midstream Corporation and subsidiaries (the Company) as of December 31, 2022 and 2023, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Evaluation of impairment triggering events for long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property and equipment (collectively, long-lived assets) for impairment whenever events or changes in circumstances indicate that the related carrying values may not be recoverable (triggering events). The carrying value of property and equipment as of December 31, 2023 was $4 billion.

We identified the evaluation of impairment triggering events for long-lived assets as a critical audit matter. A higher degree of subjective auditor judgment was required to assess whether events or changes in circumstances indicate carrying values may not be recoverable.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of an internal control related to the long-lived assets impairment process. This included a control related to the Company’s process to identify and assess impairment triggering events for long-lived assets and the underlying quantitative data used to perform the analysis. We evaluated the Company’s identification of impairment triggering events for long-lived assets and responses to the factors considered by:

●	evaluating overall macro-economic conditions
●	analyzing historical financial results for long-lived assets to identify significant degradations in the related cash flows
●	evaluating the minimum volume commitments with Antero Resources Corporation and their impact on the recoverability of the long-lived assets
●	examining external information on certain of the Company’s customers’ drilling plans to assess continued development.

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Denver, Colorado

February 14, 2024

ANTERO MIDSTREAM CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2022	2023
Assets
Current assets:
Cash and cash equivalents	$—	66
Accounts receivable–Antero Resources	86,152	88,610
Accounts receivable–third party	575	952
Income tax receivable	940	—
Other current assets	1,326	1,500
Total current assets	88,993	91,128

Property and equipment, net	3,751,431	3,793,523
Investments in unconsolidated affiliates	652,767	626,650
Customer relationships	1,286,103	1,215,431
Other assets, net	12,026	10,886
Total assets	$5,791,320	5,737,618

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$5,436	4,457
Accounts payable–third party	22,865	10,499
Accrued liabilities	72,715	80,630
Other current liabilities	1,061	831
Total current liabilities	102,077	96,417
Long-term liabilities:
Long-term debt	3,361,282	3,213,216
Deferred income tax liability, net	131,215	265,879
Other	4,428	10,375
Total liabilities	3,599,002	3,585,887

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2022 and 2023
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2022 and 2023	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 478,497 and 479,713 issued and outstanding as of December 31, 2022 and 2023, respectively	4,785	4,797
Additional paid-in capital	2,104,740	2,046,487
Retained earnings	82,793	100,447
Total stockholders' equity	2,192,318	2,151,731
Total liabilities and stockholders' equity	$5,791,320	5,737,618

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2022	2023
Revenue:
Gathering and compression–Antero Resources	$749,737	743,265	842,362
Water handling–Antero Resources	218,621	244,770	268,667
Water handling–third party	516	2,622	1,414
Amortization of customer relationships	(70,672)	(70,672)	(70,672)
Total revenue	898,202	919,985	1,041,771
Operating expenses:
Direct operating	157,120	180,254	213,165
General and administrative (including $13,529, $19,654 and $31,606 of equity-based compensation in 2021, 2022 and 2023, respectively)	63,838	62,125	71,068
Facility idling	3,997	4,166	2,459
Depreciation	108,790	131,762	136,059
Impairment of property and equipment	5,042	3,702	146
Accretion of asset retirement obligations	460	222	177
Loss on settlement of asset retirement obligations	—	539	805
Loss (gain) on asset sale	3,628	(2,251)	6,030
Total operating expenses	342,875	380,519	429,909
Operating income	555,327	539,466	611,862
Other income (expense):
Interest expense, net	(175,281)	(189,948)	(217,245)
Equity in earnings of unconsolidated affiliates	90,451	94,218	105,456
Loss on early extinguishment of debt	(21,757)	—	—
Total other expense	(106,587)	(95,730)	(111,789)
Income before income taxes	448,740	443,736	500,073
Income tax expense	(117,123)	(117,494)	(128,287)
Net income and comprehensive income	$331,617	326,242	371,786

Net income per common share–basic	$0.69	0.68	0.77
Net income per common share–diluted	$0.69	0.68	0.77

Weighted average common shares outstanding:
Basic	477,270	478,232	479,378
Diluted	479,736	480,300	482,372

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Additional	Retained Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2020	$—	476,639	$4,766	2,877,612	(464,092)	2,418,286
Dividends to stockholders	—	—	—	(471,721)	—	(471,721)
Equity-based compensation	—	—	—	13,529	—	13,529
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	856	9	(5,022)	—	(5,013)
Net income and comprehensive income	—	—	—	—	331,617	331,617
Balance at December 31, 2021	—	477,495	4,775	2,414,398	(132,475)	2,286,698
Dividends to stockholders	—	—	—	(322,401)	(110,974)	(433,375)
Equity-based compensation	—	—	—	19,654	—	19,654
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,002	10	(6,911)	—	(6,901)
Net income and comprehensive income	—	—	—	—	326,242	326,242
Balance at December 31, 2022	—	478,497	4,785	2,104,740	82,793	2,192,318
Dividends to stockholders	—	—	—	(81,352)	(354,132)	(435,484)
Equity-based compensation	—	—	—	31,606	—	31,606
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,216	12	(8,507)	—	(8,495)
Net income and comprehensive income	—	—	—	—	371,786	371,786
Balance at December 31, 2023	$—	479,713	$4,797	2,046,487	100,447	2,151,731

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2022	2023
Cash flows provided by (used in) operating activities:
Net income	$331,617	326,242	371,786
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	108,790	131,762	136,059
Accretion of asset retirement obligations	460	222	177
Impairment of property and equipment	5,042	3,702	146
Deferred income tax expense	117,123	117,494	134,664
Equity-based compensation	13,529	19,654	31,606
Equity in earnings of unconsolidated affiliates	(90,451)	(94,218)	(105,456)
Distributions from unconsolidated affiliates	118,990	120,460	131,835
Amortization of customer relationships	70,672	70,672	70,672
Amortization of deferred financing costs	5,549	5,716	5,979
Settlement of asset retirement obligations	(1,385)	(5,454)	(1,258)
Loss on settlement of asset retirement obligations	—	539	805
Loss (gain) on asset sale	3,628	(2,251)	6,030
Loss on early extinguishment of debt	21,757	—	—
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(7,475)	(3,354)	(2,458)
Accounts receivable–third party	904	723	359
Income tax receivable	16,311	—	940
Other current assets	550	(313)	(2,041)
Accounts payable–Antero Resources	792	782	(1,267)
Accounts payable–third party	695	7,973	(7,766)
Accrued liabilities	(7,346)	(747)	8,251
Net cash provided by operating activities	709,752	699,604	779,063
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(186,588)	(227,561)	(130,305)
Additions to water handling systems	(46,237)	(71,363)	(53,428)
Investments in unconsolidated affiliates	(2,070)	—	(262)
Return of investment in unconsolidated affiliate	—	17,000	—
Acquisition of gathering systems and facilities	—	(216,726)	(266)
Cash received in asset sales	1,653	5,726	1,087
Change in other assets	—	(98)	(32)
Change in other liabilities	—	(804)	—
Net cash used in investing activities	(233,242)	(493,826)	(183,206)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(471,171)	(432,825)	(434,846)
Dividends to preferred stockholders	(550)	(550)	(550)
Issuance of senior notes	750,000	—	—
Redemption of senior notes	(667,472)	—	—
Payments of deferred financing costs	(16,603)	(302)	—
Borrowings on Credit Facility	1,013,400	1,269,300	1,037,700
Repayments on Credit Facility	(1,079,700)	(1,034,500)	(1,189,600)
Employee tax withholding for settlement of equity compensation awards	(5,013)	(6,901)	(8,495)
Other	(41)	—	—
Net cash used in financing activities	(477,150)	(205,778)	(595,791)
Net increase (decrease) in cash and cash equivalents	(640)	—	66
Cash and cash equivalents, beginning of period	640	—	—
Cash and cash equivalents, end of period	$—	—	66

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$179,748	183,079	213,955
Cash received during the period for income taxes	$16,311	—	9,626
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$26,995	(17,003)	1,288

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

The Company’s gathering and processing assets consist of high and low pressure gathering pipelines, compressor stations and processing and fractionation plants that collect and process natural gas and NGLs from Antero Resources’ wells in the Appalachian Basin. The Company’s water handling assets include two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, which portions of these systems are also utilized to transport flowback and produced water. The Company’s water handling assets also include other flowback and produced water treatment facilities.

Antero Midstream also has a 50% equity interest in the Joint Venture and a 15% equity interest in a gathering system of Stonewall. See Note 14—Investments in Unconsolidated Affiliates.

(2)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2022 and December 31, 2023, and the results of the Company’s operations and its cash flows for the years ended December 31, 2021, 2022 and 2023. The Company has no items of other comprehensive income; therefore, net income is equal to comprehensive income.

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

Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as Antero Midstream’s ownership interest, representation on the Board of Directors and participation in the policy-making decisions of equity method investees. Such investments are included in Investments in unconsolidated affiliates on the Company’s consolidated balance sheets. Income from investees that are accounted for under the equity method is included in Equity in earnings of unconsolidated affiliates on the Company’s consolidated statements of operations and comprehensive income and cash flows. When the Company records its proportionate share of net income, it increases equity income in the statements of operations and comprehensive income (loss) and the carrying value of that investment on the Company’s balance sheet. When a distribution is received, it is recorded as a reduction to the carrying value of that investment on the balance sheet.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

(c)	Use of Estimates

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

(d)	Cash and Cash Equivalents

The Company considers all liquid investments purchased with an initial maturity of three months or less to be cash equivalents. The carrying value of cash and cash equivalents approximates fair value due to the short-term nature of these instruments. From time to time, the Company may be in the position of a “book overdraft” in which outstanding checks exceed cash and cash equivalents. The Company classifies book overdrafts in accounts payable within its consolidated balance sheets, and classifies the change in accounts payable associated with book overdrafts as an operating activity within its consolidated statements of cash flows. As of December 31, 2022, the book overdrafts included within accounts payable were $3 million. As of December 31, 2023, there were no book overdrafts.

(e)	Property and Equipment

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

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives and salvage values of assets. The depreciation of fixed assets recorded under operating lease agreements is included in depreciation expense. Uncertainties that may impact these estimates of useful lives include, among others, changes in laws and regulations relating to environmental matters, including air and water quality, restoration and abandonment requirements, economic conditions and supply and demand for the Company’s services in the areas in which it operates. When assets are placed into service, management makes estimates with respect to useful lives and salvage values that management believes are reasonable. The Company reviews the estimated useful lives of its assets to determine if any changes are necessary as circumstances warrant.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(f)	Investments in Unconsolidated Affiliates

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

(g)	Intangible Assets

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

(h)	Income Taxes

The Company recognizes deferred income tax assets and liabilities for temporary differences resulting from net operating loss and charitable contribution carryforwards and the differences between the financial statement and tax basis of assets and liabilities. The effect of changes in tax laws or tax rates is recognized in income during the period such changes are enacted. Deferred income tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all, of the deferred income tax assets will not be realized. The Company regularly reviews its tax positions in each significant taxing jurisdiction during the process of evaluating its tax provision. The Company makes adjustments to its tax provision when: (i) facts and circumstances regarding a tax position change, causing a change in management’s judgment regarding that tax position; and/or (ii) a tax position is effectively settled with a tax authority at a differing amount.

(i)	Asset Retirement Obligations

The Company’s asset retirement obligations include its obligation to close, maintain and monitor landfill cells and support facilities. After the landfill is certified closed, the Company must continue to maintain and monitor the landfill for a post-closure period, which generally extends for 30 years. The Company records the fair value of its landfill retirement obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For the Company’s individual landfill cells, the required closure and post-closure obligations under the terms of its permits and its intended operation of the landfill cell are triggered and recorded when the cell is placed into service and salt is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting salt. Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs. Actual cash expenditures to perform closure and post-closure activities reduce the retirement obligation liabilities as incurred. After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation. Landfill retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a units-of-consumption basis as the disposal capacity is consumed. During the year ended December 31, 2021, the Company commenced closure and reclamation operations on the landfill, and such closure and reclamation operations were substantially completed during the year ended December 31, 2023.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

(j)	Litigation and Other Contingencies

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

As of December 31, 2022 and December 31, 2023, the Company had not recorded any liabilities for litigation, environmental or other contingencies.

(k)Dividends

Preferred and common dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings were available at the close of the quarter prior to the dividend declaration date, with any excess recorded as a reduction of additional paid-in capital.

(l)	Revenue Recognition

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

(m)	Equity-Based Compensation

The Company’s consolidated financial statements include equity-based compensation costs related to awards granted by its own plans, as in place before and after March 12, 2019, as well as costs allocated by Antero Resources for grants made prior to March 12, 2019. Costs allocated from Antero Resources were offset to additional paid in capital on the consolidated balance sheet. After the first quarter of 2023, the process of allocating equity-based compensation costs from Antero Resources to the Company ended. See Note 4—Transactions with Affiliates for additional information regarding Antero Resources’ allocation of expenses to the Company. For awards granted under its own plan, the Company recognizes compensation cost related to all equity-based awards in the financial statements based on the estimated grant date fair value. The Company is authorized to grant various types of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, dividend equivalent awards and other types of awards. The grant date fair values of such awards are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. See Note 10—Equity-Based Compensation.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(n)	Fair Value Measures

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

The carrying values on the consolidated balance sheets of the Company’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and, other current liabilities approximate fair values due to their short-term maturities. See Note 13—Fair Value Measurement.

(o)	Recently Adopted or Issued Accounting Standards

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

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact that ASU 2023-07 will have on the consolidated financial statements and its plans for adoption, including the adoption date.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, although early adoption is permitted. ASU 2023-07 should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact that ASC 2023-09 will have on the consolidated financial statements and its plans for adoption, including the adoption date and transition method.

(3)  Intangibles

All customer relationships are subject to amortization and are amortized over a weighted-average period of 18 years, which reflects the remaining economic life of the relationships as of December 31, 2023. The Company recorded amortization expense of $71 million for each of the years ended December 31, 2021, 2022 and 2023.

The carrying amount of customer relationships were as follows:

	December 31,
(in thousands)	2022	2023
Gross carrying value of customer relationships	$1,555,000	1,555,000
Accumulated amortization of customer relationships	(268,897)	(339,569)
Customer relationships	$1,286,103	1,215,431

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Future amortization expense as of December 31, 2023 is as follows (in thousands):

Year ending December 31, 2024	$70,672
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Year ending December 31, 2028	70,672
Thereafter	862,071
Total	$1,215,431

(4)  Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned during the years ended December 31, 2021, 2022 and 2023 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $9 million, $14 million and $18 million during the years ended December 31, 2021, 2022 and 2023, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets.  For the years ended December 31, 2021, 2022 and 2023, general and administrative expenses charged to the Company by Antero Resources were $32 million, $30 million and $29 million, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it, except costs attributable to noncash equity-based compensation. For further information on equity-based compensation, see Note 10—Equity-Based Compensation.

(5)  Revenue

All of the Company’s gathering and compression revenues are derived from operating lease agreements, and all of the Company’s water handling revenues are derived from service contracts with customers. The Company earned substantially all of its revenues from Antero Resources.

(a)	Gathering and Compression

The Company’s gathering and compression service agreements with Antero Resources include: (i) the 2019 gathering and compression agreement, (ii) the Marcellus gathering and compression agreement and (iii) the Utica compression agreement. The 2019 gathering and compression agreement and Marcellus gathering and compression agreement have initial terms through 2038 and 2031, respectively, and the Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of the Marcellus gathering and compression service agreement and the Utica compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. Pursuant to the gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional undedicated acreage it acquires during the term of the 2019 gathering and

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

compression agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date.

The 2019 gathering and compression agreement included a growth incentive fee program whereby low pressure gathering fees would be reduced from 2020 through 2023 to the extent Antero Resources achieved certain quarterly volumetric targets during such time. Antero Resources’ throughput gathered under gathering and compression agreements acquired with the Crestwood assets was not considered in the low pressure gathering volume targets. For the years ended December 31, 2021, 2022 and 2023, Antero Resources earned fee rebates of $12 million, $48 million and $52 million, respectively. The growth incentive fee rebate program expired on December 31, 2023.

Under the gathering and compression agreements, the Company receives, where applicable, a low pressure gathering fee, a high pressure gathering fee and a compression fee, substantially all of which are subject to annual CPI-based adjustments (or, in the case of the 2019 gathering and compression agreement, the option in certain cases to elect a cost of service fee when such assets are placed in-service). In addition, under the 2019 gathering and compression agreement, the Company receives a reimbursement for certain variable costs, such as electricity and operating expenses.

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

The 2019 gathering and compression agreement and the Marcellus gathering and compression agreement includes certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. In addition, the Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. All lease payments under the minimum volume commitments and cost of service fees are considered to be in-substance fixed lease payments under the gathering and compression agreements.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of December 31, 2023 are as follows (in thousands):

Year ending December 31, 2024	$318,044
Year ending December 31, 2025	303,012
Year ending December 31, 2026	288,971
Year ending December 31, 2027	227,810
Year ending December 31, 2028	159,483
Thereafter	229,197
Total	$1,526,517

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by either the Company or Antero Resources on or before the 180th day prior to the anniversary of such effective date. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company also provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third parties with which the Company contracts. For these other fluid handling services provided by third parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee.

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

The Company also performs water services for third-party customers, and such contracts are short-term in nature with a contract term of one year or less. Accordingly, the Company is exempt from disclosure of the transaction price allocated to remaining performance obligations if the performance obligation is part of a contract that has an original expected duration of one year or less.

Contract Balances

Under the Company’s water service contracts, the Company invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s water service contracts do not give rise to contract assets or liabilities.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(c)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. See Note 16—Reportable Segments for additional information on reportable segments.

	Year Ended December 31,
(in thousands)	2021	2022	2023	Reportable Segment
Type of service
Gathering—low pressure	$354,941	368,996	420,002	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	(48,000)	(51,500)	Gathering and Processing (1)
Compression	198,992	210,329	246,952	Gathering and Processing (1)
Gathering—high pressure	207,804	211,940	226,908	Gathering and Processing (1)
Fresh water delivery	137,278	153,546	164,641	Water Handling
Other fluid handling	81,859	93,846	105,440	Water Handling
Amortization of customer relationships	(37,086)	(37,086)	(37,086)	Gathering and Processing
Amortization of customer relationships	(33,586)	(33,586)	(33,586)	Water Handling
Total	$898,202	919,985	1,041,771

Type of contract
Per Unit Fixed Fee	$761,737	791,265	893,862	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	(48,000)	(51,500)	Gathering and Processing (1)
Per Unit Fixed Fee	137,278	154,993	166,055	Water Handling
Cost plus 3%	65,007	71,490	81,125	Water Handling
Cost of service fee	16,852	20,909	22,901	Water Handling
Amortization of customer relationships	(37,086)	(37,086)	(37,086)	Gathering and Processing
Amortization of customer relationships	(33,586)	(33,586)	(33,586)	Water Handling
Total	$898,202	919,985	1,041,771
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2022 and December 31, 2023 were $86 million and $89 million, respectively.

(6)  Property and Equipment

(a) Summary of Property and Equipment

Property and equipment, net consisted of the following items:

	Estimated	December 31,
(in thousands)	Useful Lives	2022	2023
Land	n/a	$31,668	31,668
Gathering systems and facilities	40-50 years (1)	3,281,872	3,345,845
Permanent buried pipelines and equipment	7-20 years	601,347	646,469
Surface pipelines and equipment	1-7 years	66,726	90,871
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	2,953	5,130
Other assets	3-20 years	—	8,110
Construction-in-progress	n/a	158,977	192,852
Total property and equipment		4,148,700	4,326,102
Less accumulated depreciation		(397,269)	(532,579)
Property and equipment, net		$3,751,431	3,793,523
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

Additionally, on December 21, 2022, the Company acquired certain Utica compression assets from EnLink for $10 million in cash, before closing adjustments. These assets included four compressor stations with approximately 380 MMcf/d of compression capacity. The acquired compression assets are interconnected with the Company’s existing low pressure and high pressure gathering systems and service Antero Resources’ production. The cash consideration for this asset acquisition was allocated to gathering systems and facilities included in Property and equipment in the consolidated balance sheets.

(7)  Income Taxes

Income tax expense consisted of the following:

	Year Ended December 31,
(in thousands)	2021	2022	2023
Current income tax benefit	$—	—	(6,377)
Deferred income tax expense	117,123	117,494	134,664
Total income tax expense	$117,123	117,494	128,287

Income tax expense differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to income before taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2021	2022	2023
Federal income tax expense	$94,235	93,185	105,015
State income tax expense, net of federal effect	21,375	20,891	18,740
Equity-based compensation	1,713	1,027	4,086
Change in valuation allowance	—	2,582	5
Other	(200)	(191)	441
Total income tax expense	$117,123	117,494	128,287

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred income tax assets and liabilities is as follows:

	December 31,
(in thousands)	2022	2023
Deferred income tax assets:
NOL carryforwards	$111,615	115,284
Equity-based compensation	2,766	2,864
Charitable contributions	2,582	2,587
Total deferred income tax assets	116,963	120,735
Valuation allowance	(2,582)	(2,587)
Deferred income tax assets, net	114,381	118,148

Deferred income tax liability:
Investment in Antero Midstream Partners	245,596	384,027
Total deferred income tax liability	245,596	384,027
Deferred income tax liability, net	$(131,215)	(265,879)

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

In assessing the realizability of the deferred income tax assets, management considers whether some portion or all of the deferred income tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred income tax assets are deductible, management believed that the Company will not realize the benefits of certain of these deductible differences related to charitable contributions. As such, as of December 31, 2022 and 2023, the Company has recorded a valuation allowance of $3 million.

The calculation of the Company’s tax assets and liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon examination by the IRS or state revenue authorities. As of December 31, 2022 and 2023, the Company did not have any uncertain tax positions.

As of December 31, 2023, the Company has U.S. federal and state NOL carryforwards before the effect of income taxes of $428 million and $496 million, respectively, which have no expiration date. During the year ended December 31, 2023, the audit of the Company’s 2019 tax year was closed by the IRS with no adjustments. Tax years 2020 through 2023 remain open to examination by the IRS. The Company and its subsidiaries file tax returns with various state taxing authorities and those returns remain open to examination for tax years 2019 through 2023.

(8)  Long-Term Debt

Long-term debt consisted of the following items:

	December 31,
(in thousands)	2022	2023
Credit Facility (a)	$782,000	630,100
7.875% senior notes due 2026 (c)	550,000	550,000
5.75% senior notes due 2027 (d)	650,000	650,000
5.75% senior notes due 2028 (e)	650,000	650,000
5.375% senior notes due 2029 (f)	750,000	750,000
Total principal	3,382,000	3,230,100
Unamortized debt premiums	1,698	1,291
Unamortized debt issuance costs	(22,416)	(18,175)
Total long-term debt	$3,361,282	3,213,216

(a)	Credit Facility

Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a Credit Facility with a consortium of banks. On October 26, 2021, the Company entered into an amended and restated Credit Facility, which is secured by mortgages on substantially all of the Borrower’s and its subsidiaries’ properties. Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2022 and December 31, 2023. The Credit Facility matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the Credit Facility will mature on such date. As of December 31, 2023, the Credit Facility had an available borrowing capacity of $620 million.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2022 and 2023.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2022, the Borrower had outstanding borrowings under the Credit Facility of $782 million with a weighted average interest rate of 6.17%. As of December 31, 2023, the Borrower had outstanding borrowings under the Credit Facility of $630 million with a weighted average interest rate of 7.08%. No letters of credit under the Credit Facility were outstanding as of December 31, 2022 and 2023.

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

During the years ended December 31, 2021, 2022 and 2023, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(h)	Subsequent Event

Issuance of 2032 Notes

On January 16, 2024, the Issuers issued $600 million in aggregate principal amount of 6.625% senior notes due February 1, 2032 at par. The 2032 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2032 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2032 Notes is payable on February 1 and August 1 of each year. Antero Midstream Partners may redeem all or part of the 2032 Notes at any time on or after February 1, 2027 at redemption prices ranging from 103.313% on or after February 1, 2027 to 100.00% on or after February 1, 2029. In addition, prior to February 1, 2027, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2032 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 106.625% of the principal amount of the 2032 Notes, plus accrued and unpaid interest. At any time prior to February 1, 2027, Antero Midstream Partners may also redeem the 2032 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2032 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2032 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2032 Notes at a price equal to 101% of the principal amount of the 2032 Notes, plus accrued and unpaid interest.

(9)  Accrued Liabilities

Accrued liabilities consisted of the following items:

	December 31,
(in thousands)	2022	2023
Capital expenditures	$16,597	22,195
Operating expenses	11,118	12,060
Interest expense	37,947	37,565
Ad valorem taxes	5,661	6,521
Other	1,392	2,289
Total accrued liabilities	$72,715	80,630

(10)  Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes (i) costs allocated to Antero Midstream by Antero Resources for grants made prior to March 12, 2019 pursuant to the Antero Resources Corporation Long-Term Incentive Plan (the “AR LTIP”) and (ii) costs related to the Antero Midstream Corporation Long-Term Incentive Plan (the “AM LTIP”). Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid in capital.

AR LTIP

Equity-based compensation expense allocated to Antero Midstream from Antero Resources was $2.1 million, $0.4 million and less than $0.1 million for the years ended December 31, 2021, 2022 and 2023, respectively, which includes expense related to the Converted AM RSU Awards (as defined below). All grants made prior to March 12, 2019 were fully amortized and vested during 2023. Therefore, there will be no further allocation of equity-based compensation expense from Antero Resources to the Company. The Company does not reimburse Antero Resources for noncash equity compensation allocated to it for awards issued under the AR LTIP.

AM LTIP

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AM LTIP under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. The Company is authorized to grant up to 15,398,901 shares of AM common stock under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of December 31, 2023, a total of 4,691,855 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Year Ended December 31,
(in thousands)	2021	2022	2023
Restricted stock units (1)	$11,461	16,039	24,409
Performance share units (1)	1,158	2,770	6,266
Equity awards issued to directors	910	845	931
Total expense	$13,529	19,654	31,606
(1)	Amounts include equity-based compensation expense allocated to the Company by Antero Resources.

The total fair value of the Company’s vested equity awards for the years ended December 31, 2021, 2022 and 2023 were $12 million, $18 million and $22 million, respectively.

(b)	Restricted Stock Unit Awards

RSU awards vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. The weighted average grant date fair value per share for RSUs granted during the years ended December 31, 2021, 2022 and 2023 were $8.71, $11.28 and $10.59, respectively.

The Company’s RSU awards included the unvested outstanding phantom units granted under the Antero Midstream Partners Long Term Incentive Plan which were assumed by the Company on March 12, 2019, and converted into 1.8926 RSUs under the AM LTIP representing a right to receive shares of the Company’s common stock for each converted phantom unit (all such RSUs, the “Converted AM RSU Awards”). The Converted AM RSU Awards were accounted for as if they were distributed by Antero Midstream Partners to Antero Resources. Therefore, the expense related to the Converted AM RSU Awards was subject to allocation by Antero Resources. All remaining Converted AM RSU Awards vested during the year ended December 31, 2023.

A summary of the RSU awards activity, which included the Converted AM RSU Awards, is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2022	4,877,258	$9.79
Granted	3,103,722	10.59
Vested	(1,927,368)	9.54
Forfeited	(176,442)	10.38
Total AM LTIP RSUs awarded and unvested—December 31, 2023	5,877,170	$10.28

As of December 31, 2023, unamortized equity-based compensation expense of $41 million related to the unvested RSUs is expected to be recognized over a weighted average period of 1.8 years.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(c)	Performance Share Unit Awards

In April 2019, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“2019 ROIC PSUs”). The number of shares of the Company’s common stock that could be earned with respect to the 2019 ROIC PSUs ranged from zero to 200% of the target number of the 2019 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2019 ROIC PSUs was recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period. During the year ended December 31, 2022, the performance condition for the 2019 ROIC PSU’s was met at 200% of target and 137,712 target 2019 ROIC PSU’s converted into 275,424 shares of the Company’s common stock. As of December 31, 2022, there were no 2019 ROIC PSU’s outstanding.

In April 2022, the Company granted PSUs to certain of its employees and executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2024 as compared to a targeted ROIC (“2022 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2022 ROIC PSUs ranges from zero to 200% of the target number of 2022 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2022 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2022 ROIC PSU awards was probable as of December 31, 2023.

In March 2023, the Company granted PSUs to certain of its employees and executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2025 as compared to a targeted ROIC (“2023 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2023 ROIC PSUs ranges from zero to 200% of the target number of 2023 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2023 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2023 ROIC PSU awards was probable as of December 31, 2023.

The grant date fair value per share for PSUs granted during the years ended December 31, 2022 and 2023 were $11.05 and $10.58, respectively. There were no PSUs granted during the year ended December 31, 2021.

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2022	439,935	$11.28
Granted	512,166	10.58
Total AM LTIP PSUs awarded and unvested—December 31, 2023	952,101	$10.90

As of December 31, 2023, unamortized equity-based compensation expense of $12 million related to the unvested PSUs is expected to be recognized over a weighted average period of 1.9 years.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(11)  Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2020	February 3, 2021	February 11, 2021	$147,194	$0.3075
*	February 16, 2021	February 16, 2021	138	*
Q1 2021	April 28, 2021	May 12, 2021	108,799	0.2250
*	May 17, 2021	May 17, 2021	137	*
Q2 2021	July 28, 2021	August 11, 2021	107,719	0.2250
*	August 16, 2021	August 16, 2021	138	*
Q3 2021	October 27, 2021	November 10, 2021	107,459	0.2250
*	November 15, 2021	November 15, 2021	137	*
	Total 2021		$471,721

Q4 2021	January 26, 2022	February 9, 2022	$108,149	$0.2250
*	February 14, 2022	February 14, 2022	138	*
Q1 2022	April 27, 2022	May 11, 2022	109,296	0.2250
*	May 16, 2022	May 16, 2022	137	*
Q2 2022	July 27, 2022	August 10, 2022	107,675	0.2250
*	August 15, 2022	August 15, 2022	138	*
Q3 2022	October 26, 2022	November 9, 2022	107,705	0.2250
*	November 14, 2022	November 14, 2022	137	*
	Total 2022		$433,375

Q4 2022	January 25, 2023	February 8, 2023	$108,364	$0.2250
*	February 14, 2023	February 14, 2023	138	*
Q1 2023	April 26, 2023	May 10, 2023	110,607	0.2250
*	May 15, 2023	May 15, 2023	137	*
Q2 2023	July 26, 2023	August 9, 2023	107,900	0.2250
*	August 14, 2023	August 14, 2023	138	*
Q3 2023	October 25, 2023	November 8, 2023	107,975	0.2250
*	November 14, 2023	November 14, 2023	137	*
	Total 2023		$435,396
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 12—Equity and Net Income Per Common Share.

On January 10, 2024, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended December 31, 2023. The dividend was paid on February 7, 2024 to stockholders of record as of January 24, 2024. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that was paid on February 14, 2024 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 12—Equity and Net Income Per Common Share. As of December 31, 2023, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(12)  Equity and Net Income Per Common Share

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

(b)Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Year Ended December 31,
(in thousands)	2021	2022	2023
Basic weighted average number of common shares outstanding	477,270	478,232	479,378
Add: Dilutive effect of RSUs	1,201	1,050	1,668
Add: Dilutive effect of PSUs	232	91	528
Add: Dilutive effect of Series A Preferred Stock	1,033	927	798
Diluted weighted average number of common shares outstanding	479,736	480,300	482,372

Weighted average number of outstanding equity awards excluded from calculation of net income per common share—diluted (1):
RSUs	258	—	—
(1)	The potential dilutive effects of these awards were excluded from the computation of net income per common share-diluted because the inclusion of these awards would have been anti-dilutive.

(c)Net Income Per Common Share

Net income per common share—basic for each period is computed by dividing the net income or loss attributable to the Company by the basic weighted average number of common shares outstanding during the period. Net income per common share—diluted for each period is computed after giving consideration to the potential dilution from outstanding equity awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average common shares outstanding are equal to basic weighted average common shares outstanding because the effect of all equity awards is anti-dilutive.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31,
(in thousands, except per share amounts)	2021	2022	2023
Net income	$331,617	326,242	371,786
Less preferred stock dividends	(550)	(550)	(550)
Net income available to common shareholders	$331,067	325,692	371,236

Net income per common share–basic	$0.69	0.68	0.77
Net income per common share–diluted	$0.69	0.68	0.77

Weighted average common shares outstanding–basic	477,270	478,232	479,378
Weighted average common shares outstanding–diluted	479,736	480,300	482,372

(13)  Fair Value Measurement

(a) Senior Unsecured Notes

The fair value and carrying value of the Company’s Notes is as follows:

	December 31, 2022		December 31, 2023
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$556,985	545,416	565,785	546,631
2027 Notes	612,365	646,610	642,655	647,313
2028 Notes	601,575	644,776	641,030	645,702
2029 Notes	685,650	742,480	720,000	743,470
Total	$2,456,575	2,579,282	2,569,470	2,583,116
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.

(b) Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2022 and 2023 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2022 and 2023 approximated fair value because the variable interest rates are reflective of current market conditions.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2021	$565,437	130,572	696,009
Equity in earnings of unconsolidated affiliates (1)	86,660	7,558	94,218
Distributions from unconsolidated affiliates	(108,445)	(12,015)	(120,460)
Return of investment in unconsolidated affiliate	(17,000)	—	(17,000)
Balance as of December 31, 2022	526,652	126,115	652,767
Additional investments	—	262	262
Equity in earnings of unconsolidated affiliates (1)	98,194	7,262	105,456
Distributions from unconsolidated affiliates	(116,025)	(15,810)	(131,835)
Balance as of December 31, 2023	$508,821	117,829	626,650
(1)

As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of Stonewall and the Joint Venture as of March 12, 2019.

(b)Summarized Financial Information of Unconsolidated Affiliates

The following tables present summarized financial information for the Company’s investments in unconsolidated affiliates:

Combined Balance Sheets

	December 31,
(in thousands)	2022	2023
Current assets	$74,852	68,894
Noncurrent assets	1,517,349	1,460,004
Total assets	$1,592,201	1,528,898

Current liabilities	$5,453	7,711
Noncurrent liabilities	4,427	4,028
Noncontrolling interest	154,100	146,094
Partners' capital	1,428,221	1,371,065
Total liabilities and partners' capital	$1,592,201	1,528,898

Statements of Combined Operations

	Year Ended December 31,
(in thousands)	2021	2022	2023
Revenues	$333,565	357,730	388,717
Operating expenses	130,080	153,383	156,678
Income from operations	203,485	204,347	232,039
Net income attributable to unconsolidated affiliates, including noncontrolling interest	236,444	248,458	269,471
Net income attributable to unconsolidated affiliates	245,256	257,458	278,545

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

(a)Summary of Reportable Segments

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Year Ended December 31, 2021
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$749,737	218,621	—	968,358
Revenue–third-party	—	516	—	516
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	712,651	185,551	—	898,202
Operating expenses:
Direct operating	65,983	91,137	—	157,120
General and administrative	36,380	22,817	4,641	63,838
Facility idling	—	3,997	—	3,997
Depreciation	59,692	49,098	—	108,790
Impairment of property and equipment	4,608	434	—	5,042
Accretion of asset retirement obligations	—	460	—	460
Loss on asset sale	3,628	—	—	3,628
Total operating expenses	170,291	167,943	4,641	342,875
Operating income	$542,360	17,608	(4,641)	555,327

Equity in earnings of unconsolidated affiliates	$90,451	—	—	90,451
Additions to property and equipment	$186,588	46,237	—	232,825
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Year Ended December 31, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$743,265	244,770	—	988,035
Revenue–third-party	—	2,622	—	2,622
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	706,179	213,806	—	919,985
Operating expenses:
Direct operating	75,889	104,365	—	180,254
General and administrative	38,972	17,495	5,658	62,125
Facility idling	—	4,166	—	4,166
Depreciation	81,390	50,372	—	131,762
Impairment of property and equipment	1,130	2,572	—	3,702
Accretion of asset retirement obligations	—	222	—	222
Loss on settlement of asset retirement obligations	—	539	—	539
Gain on asset sale	(2,120)	(131)	—	(2,251)
Total operating expenses	195,261	179,600	5,658	380,519
Operating income	$510,918	34,206	(5,658)	539,466

Equity in earnings of unconsolidated affiliates	$94,218	—	—	94,218
Additions to property and equipment	$227,561	71,363	—	298,924
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$842,362	268,667	—	1,111,029
Revenue–third-party	—	1,414	—	1,414
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	805,276	236,495	—	1,041,771
Operating expenses:
Direct operating	95,507	117,658	—	213,165
General and administrative	45,845	19,859	5,364	71,068
Facility idling	—	2,459	—	2,459
Depreciation	83,409	52,650	—	136,059
Impairment of property and equipment	133	13	—	146
Accretion of asset retirement obligations	—	177	—	177
Loss on settlement of asset retirement obligations	—	805	—	805
Loss (gain) on asset sale	6,039	(9)	—	6,030
Total operating expenses	230,933	193,612	5,364	429,909
Operating income	$574,343	42,883	(5,364)	611,862

Equity in earnings of unconsolidated affiliates	$105,456	—	—	105,456
Additions to property and equipment	$130,305	53,428	—	183,733
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

The summarized total assets of the Company’s reportable segments are as follows:

	December 31,
(in thousands)	2022	2023
Gathering and Processing	$4,711,069	4,691,827
Water Handling	1,079,297	1,045,725
Unallocated (1)	954	66
Total assets	$5,791,320	5,737,618
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.