Form 10-Q
period 2024-03-31
Antero Midstream Corp
filed 2024-04-24
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Number of shares of the registrant’s common stock outstanding as of April 19, 2024 (in thousands): 481,241

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

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

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruptions, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes or changes in law, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events, cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	March 31,
	2023	2024
Assets
Current assets:
Cash and cash equivalents	$66	26,088
Accounts receivable–Antero Resources	88,610	104,766
Accounts receivable–third party	952	1,023
Other current assets	1,500	1,811
Total current assets	91,128	133,688

Property and equipment, net	3,793,523	3,788,559
Investments in unconsolidated affiliates	626,650	619,220
Customer relationships	1,215,431	1,197,763
Other assets, net	10,886	10,011
Total assets	$5,737,618	5,749,241

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,457	11,445
Accounts payable–third party	10,499	12,954
Accrued liabilities	80,630	82,044
Other current liabilities	831	876
Total current liabilities	96,417	107,319
Long-term liabilities:
Long-term debt	3,213,216	3,174,873
Deferred income tax liability, net	265,879	302,366
Other	10,375	14,304
Total liabilities	3,585,887	3,598,862

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2023 and March 31, 2024
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2023 and March 31, 2024	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 479,713 and 480,328 issued and outstanding as of December 31, 2023 and March 31, 2024, respectively	4,797	4,803
Additional paid-in capital	2,046,487	2,041,650
Retained earnings	100,447	103,926
Total stockholders' equity	2,151,731	2,150,379
Total liabilities and stockholders' equity	$5,737,618	5,749,241

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2024
Revenue:
Gathering and compression–Antero Resources	$199,576	227,593
Water handling–Antero Resources	77,295	68,455
Water handling–third party	272	671
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	259,475	279,051
Operating expenses:
Direct operating	57,873	53,918
General and administrative (including $6,327 and $9,327 of equity-based compensation in 2023 and 2024, respectively)	17,347	21,221
Facility idling	574	522
Depreciation	35,196	37,095
Accretion of asset retirement obligations	44	44
Loss on settlement of asset retirement obligations	341	—
Gain on asset sale	(245)	—
Total operating expenses	111,130	112,800
Operating income	148,345	166,251
Other income (expense):
Interest expense, net	(54,624)	(53,308)
Equity in earnings of unconsolidated affiliates	24,456	27,530
Loss on early extinguishment of debt	—	(59)
Total other expense	(30,168)	(25,837)
Income before income taxes	118,177	140,414
Income tax expense	(31,670)	(36,488)
Net income and comprehensive income	$86,507	103,926

Net income per common share–basic	$0.18	0.22
Net income per common share–diluted	$0.18	0.21

Weighted average common shares outstanding:
Basic	478,612	479,897
Diluted	481,459	484,303

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

					Retained
				Additional	Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2022	$—	478,497	$4,785	2,104,740	82,793	2,192,318
Dividends to stockholders	—	—	—	(25,709)	(82,793)	(108,502)
Equity-based compensation	—	—	—	6,327	—	6,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	148	1	(1,167)	—	(1,166)
Net income and comprehensive income	—	—	—	—	86,507	86,507
Balance at March 31, 2023	$—	478,645	$4,786	2,084,191	86,507	2,175,484

Balance at December 31, 2023	$—	479,713	$4,797	2,046,487	100,447	2,151,731
Dividends to stockholders	—	—	—	(8,542)	(100,447)	(108,989)
Equity-based compensation	—	—	—	9,327	—	9,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	615	6	(5,622)	—	(5,616)
Net income and comprehensive income	—	—	—	—	103,926	103,926
Balance at March 31, 2024	$—	480,328	$4,803	2,041,650	103,926	2,150,379

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2024
Cash flows provided by (used in) operating activities:
Net income	$86,507	103,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	35,196	37,095
Accretion of asset retirement obligations	44	44
Deferred income tax expense	31,670	36,488
Equity-based compensation	6,327	9,327
Equity in earnings of unconsolidated affiliates	(24,456)	(27,530)
Distributions from unconsolidated affiliates	34,105	34,960
Amortization of customer relationships	17,668	17,668
Amortization of deferred financing costs	1,474	1,655
Settlement of asset retirement obligations	(158)	(164)
Loss on settlement of asset retirement obligations	341	—
Gain on asset sale	(245)	—
Loss on early extinguishment of debt	—	59
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(9,207)	(16,156)
Accounts receivable–third party	431	103
Other current assets	(520)	(189)
Accounts payable–Antero Resources	(660)	716
Accounts payable–third party	2,061	2,346
Accrued liabilities	2,141	10,213
Net cash provided by operating activities	182,719	210,561
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(29,197)	(27,723)
Additions to water handling systems	(13,760)	(7,350)
Acquisition of gathering systems and facilities	(263)	(2,048)
Cash received in asset sales	1,071	—
Change in other assets	(2)	(2)
Net cash used in investing activities	(42,151)	(37,123)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(108,364)	(107,918)
Dividends to preferred stockholders	(138)	(138)
Issuance of Senior Notes	—	600,000
Redemption of Senior Notes	—	(2,147)
Payments of deferred financing costs	—	(7,082)
Borrowings on Credit Facility	248,000	245,100
Repayments on Credit Facility	(278,900)	(875,200)
Employee tax withholding for settlement of equity compensation awards	(1,166)	(31)
Net cash used in financing activities	(140,568)	(147,416)
Net increase in cash and cash equivalents	—	26,022
Cash and cash equivalents, beginning of period	—	66
Cash and cash equivalents, end of period	$—	26,088

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$50,340	42,067
Decrease in accrued capital expenditures and accounts payable for property and equipment	$(9,354)	(5,301)

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) applicable to interim financial information and should be read in the context of the Company’s December 31, 2023 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2023 consolidated financial statements were included in the Company’s 2023 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and March 31, 2024, and the results of operations and cash flows for the three months ended March 31, 2023 and 2024. The Company has no items of other comprehensive income or loss; therefore, net income is equal to comprehensive income.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(c)	Recently Issued Accounting Standards

Reportable Segments

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is required to be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact that ASU 2023-07 will have on the financial statements and its plans for adoption, including the adoption date.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, although early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the financial statements and its plans for adoption, including the adoption date and transition method.

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 18 years, which reflects the remaining economic life of the relationships as of March 31, 2024. The carrying amount of customer relationships were as follows:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2023	2024
Gross carrying value of customer relationships	$1,555,000	1,555,000
Accumulated amortization of customer relationships	(339,569)	(357,237)
Customer relationships	$1,215,431	1,197,763

Future amortization expense as of March 31, 2024 is as follows (in thousands):

Remainder of year ending December 31, 2024	$53,004
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Year ending December 31, 2028	70,672
Thereafter	862,071
Total	$1,197,763

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three months ended March 31, 2023 and 2024 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company. Direct operating expense includes costs charged to the Company of $4 million and $5 million during the three months ended March 31, 2023 and 2024, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets. General and administrative expense includes costs charged to the Company by Antero Resources of $8 million during each of the three months ended March 31, 2023 and 2024. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

(5) Revenue

All of the Company’s gathering and compression revenues are derived from operating lease agreements, and all of the Company’s water handling revenues are derived from service contracts with customers. The Company currently earns substantially all of its revenues from Antero Resources.

(a)	Gathering and Compression

The Company’s gathering and compression service agreements with Antero Resources include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement acquired with the Crestwood Equity Partners LP (NYSE: CEQP) (“Crestwood”) assets (the “Marcellus gathering and compression agreement”) and (iii) a compression agreement acquired with the EnLink Midstream LLC (NYSE: ENLC) (“EnLink”) assets (the “Utica compression agreement,” and together with the 2019 gathering and compression agreement and the Marcellus gathering and compression agreement, the “gathering and compression agreements”). The 2019 gathering and compression agreement and Marcellus gathering and compression agreement have initial terms through 2038 and 2031, respectively, and the Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of the Marcellus gathering and compression agreement and the Utica compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. Pursuant to the gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional undedicated acreage it acquires during the term of the 2019 gathering and compression agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement.

The 2019 gathering and compression agreement included a growth incentive fee program whereby low pressure gathering fees were reduced from 2020 through 2023 to the extent Antero Resources achieved certain quarterly volumetric targets during such time. Antero Resources’ throughput gathered under the Marcellus gathering and compression agreement was not considered in low pressure gathering volume targets. For the three months ended March 31, 2023, Antero Resources earned a rebate of $12 million from the Company by achieving the first level volumetric target during the first quarter of 2023. The growth incentive fee rebate program expired on December 31, 2023.

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

The 2019 gathering and compression agreement and the Marcellus gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. In addition, the Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. All lease payments under the minimum volume commitments and cost of service fees are considered to be in-substance fixed lease payments under the gathering and compression agreements.

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of March 31, 2024 are as follows (in thousands):

Remainder of year ending December 31, 2024	$234,951
Year ending December 31, 2025	311,969
Year ending December 31, 2026	297,928
Year ending December 31, 2027	236,768
Year ending December 31, 2028	168,465
Thereafter	276,219
Total	$1,526,300

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company also provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third-parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee.

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

	Three Months Ended March 31,
(in thousands)	2023	2024	Reportable Segment
Type of service
Gathering—low pressure	$99,637	106,736	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	—	Gathering and Processing (1)
Compression	58,390	62,584	Gathering and Processing (1)
Gathering—high pressure	53,549	58,273	Gathering and Processing (1)
Fresh water delivery	46,826	44,146	Water Handling
Other fluid handling	30,741	24,980	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	Water Handling
Total	$259,475	279,051

Type of contract
Per Unit Fixed Fee	$211,576	227,593	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	—	Gathering and Processing (1)
Per Unit Fixed Fee	47,099	44,817	Water Handling
Cost plus 3%	24,445	17,410	Water Handling
Cost of service fee	6,023	6,899	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	Water Handling
Total	$259,475	279,051
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2023 and March 31, 2024, were $89 million and $105 million, respectively.

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	March 31,
(in thousands)	Useful Lives	2023	2024
Land	n/a	$31,668	31,739
Gathering systems and facilities	40-50 years (1)	3,345,845	3,440,338
Permanent buried pipelines and equipment	7-20 years	646,469	648,646
Surface pipelines and equipment	1-7 years	90,871	98,032
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	5,130	5,131
Other assets	3-20 years	8,110	8,111
Construction-in-progress	n/a	192,852	121,079
Total property and equipment		4,326,102	4,358,233
Less accumulated depreciation		(532,579)	(569,674)
Property and equipment, net		$3,793,523	3,788,559
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2023	2024
Credit Facility (a)	$630,100	—
7.875% senior notes due 2026 (b)	550,000	547,900
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
5.375% senior notes due 2029 (e)	750,000	750,000
6.625% senior notes due 2032 (f)	—	600,000
Total principal	3,230,100	3,197,900
Unamortized debt premiums	1,291	1,189
Unamortized debt issuance costs	(18,175)	(24,216)
Total long-term debt	$3,213,216	3,174,873

(a)	Credit Facility

Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), has a senior secured revolving credit facility (the “Credit Facility”) with a consortium of banks. Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2023 and March 31, 2024. The Credit Facility matures on October 26, 2026; provided that if on November 17, 2025 any of the 2026 Notes (as defined below) are outstanding, the Credit Facility will mature on such date. As of March 31, 2024, the Credit Facility had an available borrowing capacity of $1.25 billion.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2023 and March 31, 2024.

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

As of December 31, 2023, the Borrower had outstanding borrowings under the Credit Facility of $630 million with a weighted average interest rate of 7.08%. As of March 31, 2024, the Borrower had no outstanding borrowings under the Credit Facility. No letters of credit under the Credit Facility were outstanding as of December 31, 2023 or March 31, 2024.

(b)	7.875% Senior Notes Due 2026

On November 10, 2020, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corp (“Finance Corp,” and together with Antero Midstream Partners, the “Issuers”) issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 (the “2026 Notes”) at par. The Company repurchased $2 million principal amount of the 2026 Notes during 2024, and as of March 31, 2024, $548 million principal amount of the 2026 Notes remained outstanding. The 2026 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2026 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Corp) and certain of its future restricted subsidiaries. Interest on the 2026 Notes is payable on May 15 and November 15 of each year. Antero Midstream Partners may redeem all or part of the 2026 Notes at any time at redemption prices ranging from 103.938% currently to 100.00% on or after May 15, 2025. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2026 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2026 Notes at a price equal to 101% of the principal amount of the 2026 Notes, plus accrued and unpaid interest.

(c)	5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par. The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes. The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2027 Notes is payable on March 1 and September 1 of each year. Antero Midstream Partners may redeem all or part of the 2027 Notes at any time at redemption prices ranging from 100.958% currently to 100.00% on or after March 1, 2025. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

(d)	5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par. The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time at redemption prices ranging from 101.917% currently to 100.00% on or after January 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(f)	6.625% Senior Notes Due 2032

On January 16, 2024, the Issuers issued $600 million in aggregate principal amount of 6.625% senior notes due February 1, 2032 (the “2032 Notes”) at par. The 2032 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2032 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2032 Notes is payable on February 1 and August 1 of each year. Antero Midstream Partners may redeem all or part of the 2032 Notes at any time on or after February 1, 2027 at redemption prices ranging from 103.313% on or after February 1, 2027 to 100.00% on or after February 1, 2029. In addition, prior to February 1, 2027, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2032 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 106.625% of the principal amount of the 2032 Notes, plus accrued and unpaid interest. At any time prior to February 1, 2027, Antero Midstream Partners may also redeem the 2032 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2032 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2032 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2032 Notes at a price equal to 101% of the principal amount of the 2032 Notes, plus accrued and unpaid interest.

(g)	Senior Notes Guarantors

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) has fully and unconditionally guaranteed the 2026 Notes, 2027 Notes, 2028 Notes, 2029 Notes and 2032 Notes (collectively the “Senior Notes”). In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

In addition, a guarantor will be released from its obligations under the applicable indenture and its guarantee (i) upon the release or discharge of the guarantee of other indebtedness under a credit facility that resulted in the creation of such guarantee, except a release or discharge by or as a result of payment under such guarantee, (ii) if the Issuers designate such subsidiary as an unrestricted subsidiary and such designation complies with the other applicable provisions of the indenture governing the applicable Senior Notes or (iii) in connection with any covenant defeasance, legal defeasance or satisfaction and discharge of the applicable Senior Notes.

During the three months ended March 31, 2023 and 2024, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2023	2024
Capital expenditures	$22,195	17,133
Operating expenses	12,060	11,689
Interest expense	37,565	47,152
Ad valorem taxes	6,521	3,144
Other	2,289	2,926
Total accrued liabilities	$80,630	82,044

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(9) Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes costs related to the Antero Midstream Corporation Long-Term Incentive Plan (the “AM LTIP”). Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital.

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the AM LTIP under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. The Company is authorized to grant up to 15,398,901 shares of AM common stock under the AM LTIP. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of March 31, 2024, a total of 2,281,818 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended March 31,
(in thousands)	2023	2024
Restricted stock units	$5,061	7,127
Performance share units	1,061	1,951
Equity awards issued to directors	205	249
Total expense	$6,327	9,327

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2023	5,877,170	$10.28
Granted	2,459,643	13.44
Vested	(1,011,669)	10.59
Forfeited	(3,094)	10.56
Total AM LTIP RSUs awarded and unvested—March 31, 2024	7,322,050	$11.30

As of March 31, 2024, unamortized equity-based compensation expense of $67 million related to the unvested RSUs is expected to be recognized over a weighted average period of 2.2 years.

(c)	Performance Share Unit Awards

2024 Performance Share Unit Awards

In March 2024, the Company granted performance share unit awards (“PSUs”) to certain of its executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period concluding on December 31, 2026 as compared to a targeted ROIC (“2024 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2024 ROIC PSUs ranges from zero to 200% of the target number of 2024 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2024 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2024 ROIC PSU awards was probable as of March 31, 2024.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2023	952,101	$10.90
Granted	350,237	13.44
Total AM LTIP PSUs awarded and unvested—March 31, 2024	1,302,338	$11.59

As of March 31, 2024, unamortized equity-based compensation expense of $20 million related to the unvested PSUs is expected to be recognized over a weighted average period of 2.2 years.

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2022	January 25, 2023	February 8, 2023	$108,364	$0.2250
*	February 14, 2023	February 14, 2023	138	*
Q1 2023	April 26, 2023	May 10, 2023	110,607	0.2250
*	May 15, 2023	May 15, 2023	137	*
Q2 2023	July 26, 2023	August 9, 2023	107,900	0.2250
*	August 14, 2023	August 14, 2023	138	*
Q3 2023	October 25, 2023	November 8, 2023	107,975	0.2250
*	November 14, 2023	November 14, 2023	137	*
	Total 2023		$435,396

Q4 2023	January 24, 2024	February 7, 2024	$107,918	$0.2250
*	February 14, 2024	February 14, 2024	138	*
	Total 2024		$108,056
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Net Income Per Common Share.

On April 10, 2024, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended March 31, 2024. The dividend is payable on May 8, 2024 to stockholders of record as of April 24, 2024. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that is payable on May 15, 2024 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Net Income Per Common Share. As of March 31, 2024, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(11) Equity and Net Income Per Common Share

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

(b)	Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three Months Ended March 31,
(in thousands)	2023	2024
Basic weighted average number of common shares outstanding	478,612	479,897
Add: Dilutive effect of RSUs	1,687	2,666
Add: Dilutive effect of PSUs	207	1,029
Add: Dilutive effect of Series A Preferred Stock	953	711
Diluted weighted average number of common shares outstanding	481,459	484,303

Weighted average number of outstanding equity awards excluded from calculation of net income per common share—diluted (1):
RSUs	872	—
PSUs	285	—
(1)	The potential dilutive effects of these awards were excluded from the computation of net income per share—diluted because the inclusion of these awards would have been anti-dilutive.
(c)	Net Income Per Common Share

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31,
(in thousands, except per share amounts)	2023	2024
Net income	$86,507	103,926
Less preferred stock dividends	(138)	(138)
Net income available to common shareholders	$86,369	103,788

Net income per common share–basic	$0.18	0.22
Net income per common share–diluted	$0.18	0.21

Weighted average common shares outstanding–basic	478,612	479,897
Weighted average common shares outstanding–diluted	481,459	484,303

(12) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2023		March 31, 2024
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$565,785	546,631	557,488	544,863
2027 Notes	642,655	647,313	640,250	647,499
2028 Notes	641,030	645,702	637,780	645,944
2029 Notes	720,000	743,470	719,025	743,728
2032 Notes	—	—	600,600	592,839
Total	$2,569,470	2,583,116	3,155,143	3,174,873
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premiums.
(b)	Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2023 and March 31, 2024 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2023 approximated fair value because the variable interest rates are reflective of current market conditions.

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

The Company’s net income includes its proportionate share of the net income of the Joint Venture and Stonewall. When the Company records its proportionate share of net income, it increases equity income in the unaudited condensed consolidated statements of operations and comprehensive income and the carrying value of that investment on its condensed consolidated balance sheet. When distributions on the Company’s proportionate share of net income are received, they are recorded as reductions to the carrying value of the investment on the unaudited condensed consolidated balance sheet and are classified as cash inflows from operating activities in accordance with the nature of the distribution approach under Financial Accounting Standards Board Accounting Standard Codification Topic 230, Statement of Cash Flows. The Company uses the equity method of accounting to account for its investments in the Joint Venture and Stonewall because it exercises significant influence, but not control, over the entities. The Company’s judgment regarding the level of influence over its equity

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

investments includes considering key factors such as its ownership interest, representation on the applicable Board of Directors and participation in policy-making decisions of the Joint Venture and Stonewall.

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2023	$508,821	117,829	626,650
Equity in earnings of unconsolidated affiliates (1)	25,140	2,390	27,530
Distributions from unconsolidated affiliates	(31,015)	(3,945)	(34,960)
Balance as of March 31, 2024	$502,946	116,274	619,220
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended March 31, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$199,576	77,295	—	276,871
Revenue–third-party	—	272	—	272
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	190,305	69,170	—	259,475
Operating expenses:
Direct operating	24,118	33,755	—	57,873
General and administrative	10,180	6,208	959	17,347
Facility idling	—	574	—	574
Depreciation	22,063	13,133	—	35,196
Accretion of asset retirement obligations	—	44	—	44
Loss on settlement of asset retirement obligations	—	341	—	341
Gain on asset sale	(242)	(3)	—	(245)
Total operating expenses	56,119	54,052	959	111,130
Operating income	$134,186	15,118	(959)	148,345

Equity in earnings of unconsolidated affiliates	$24,456	—	—	24,456
Additions to property and equipment	$29,197	13,760	—	42,957

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$227,593	68,455	—	296,048
Revenue–third-party	—	671	—	671
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	218,322	60,729	—	279,051
Operating expenses:
Direct operating	26,143	27,775	—	53,918
General and administrative	14,733	5,226	1,262	21,221
Facility idling	—	522	—	522
Depreciation	23,421	13,674	—	37,095
Accretion of asset retirement obligations	—	44	—	44
Total operating expenses	64,297	47,241	1,262	112,800
Operating income	$154,025	13,488	(1,262)	166,251

Equity in earnings of unconsolidated affiliates	$27,530	—	—	27,530
Additions to property and equipment	$27,723	7,350	—	35,073

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

The summarized total assets of the Company’s reportable segments are as follows:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2023	2024
Gathering and Processing	$4,691,827	4,718,671
Water Handling	1,045,725	1,030,097
Unallocated (1)	66	473
Total assets	$5,737,618	5,749,241
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Financing Highlights

Issuance of Senior Notes

On January 16, 2024, we issued $600 million of 2032 Notes at par. The 2032 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2032 Notes rank pari passu to our other outstanding senior notes and are guaranteed on a full and unconditional and joint and several senior unsecured basis by our wholly owned subsidiaries and certain of our future restricted subsidiaries. The net proceeds from this offering were used to repay outstanding borrowings on the Credit Facility. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Share Repurchase Program

On February 13, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $500 million of shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program. During the three months ended March 31, 2024, we did not repurchase any shares under this program.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas decreased significantly while prices for NGLs and oil remained consistent during the three months ended March 31, 2024 as compared to the same period of 2023. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to historical levels, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the first quarter of 2024. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 5% from March 2022 to March 2023 and an additional 3% from March 2023 to March 2024 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and March 2024, the Federal Reserve increased the federal funds interest rate by 5.25%. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for additional information.

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

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2024

The operating results of our reportable segments are as follows:

	Three Months Ended March 31, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$211,576	77,295	—	288,871
Revenue–third-party	—	272	—	272
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	190,305	69,170	—	259,475
Operating expenses:
Direct operating	24,118	33,755	—	57,873
General and administrative (excluding equity-based compensation)	5,772	4,494	754	11,020
Equity-based compensation	4,408	1,714	205	6,327
Facility idling	—	574	—	574
Depreciation	22,063	13,133	—	35,196
Accretion of asset retirement obligations	—	44	—	44
Loss on settlement of asset retirement obligations	—	341	—	341
Gain on asset sale	(242)	(3)	—	(245)
Total operating expenses	56,119	54,052	959	111,130
Operating income	134,186	15,118	(959)	148,345
Other income (expense):
Interest expense, net	—	—	(54,624)	(54,624)
Equity in earnings of unconsolidated affiliates	24,456	—	—	24,456
Total other income (expense)	24,456	—	(54,624)	(30,168)
Income before income taxes	158,642	15,118	(55,583)	118,177
Income tax expense	—	—	(31,670)	(31,670)
Net income and comprehensive income	$158,642	15,118	(87,253)	86,507
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Three Months Ended March 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$227,593	68,455	—	296,048
Revenue–third-party	—	671	—	671
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	218,322	60,729	—	279,051
Operating expenses:
Direct operating	26,143	27,775	—	53,918
General and administrative (excluding equity-based compensation)	7,470	3,411	1,013	11,894
Equity-based compensation	7,263	1,815	249	9,327
Facility idling	—	522	—	522
Depreciation	23,421	13,674	—	37,095
Accretion of asset retirement obligations	—	44	—	44
Total operating expenses	64,297	47,241	1,262	112,800
Operating income	154,025	13,488	(1,262)	166,251
Other income (expense):
Interest expense, net	—	—	(53,308)	(53,308)
Equity in earnings of unconsolidated affiliates	27,530	—	—	27,530
Loss on early extinguishment of debt	—	—	(59)	(59)
Total other income (expense)	27,530	—	(53,367)	(25,837)
Income before income taxes	181,555	13,488	(54,629)	140,414
Income tax expense	—	—	(36,488)	(36,488)
Net income and comprehensive income	$181,555	13,488	(91,117)	103,926
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

	Three Months Ended		Amount of
	March 31,		Increase	Percentage
	2023	2024	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	285,423	300,429	15,006	5%
Compression (MMcf)	282,362	296,663	14,301	5%
Gathering—high pressure (MMcf)	252,129	269,922	17,793	7%
Fresh water delivery (MBbl)	11,110	10,274	(836)	(8)%
Other fluid handling (MBbl)	4,965	5,061	96	2%
Wells serviced by fresh water delivery	23	17	(6)	(26)%
Gathering—low pressure (MMcf/d)	3,171	3,301	130	4%
Compression (MMcf/d)	3,137	3,260	123	4%
Gathering—high pressure (MMcf/d)	2,801	2,966	165	6%
Fresh water delivery (MBbl/d)	123	113	(10)	(8)%
Other fluid handling (MBbl/d)	55	56	1	2%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.35	0.36	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.22	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.21	4.30	0.09	2%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	135,741	145,758	10,017	7%
Fractionation—Joint Venture (MBbl)	3,222	3,640	418	13%
Processing—Joint Venture (MMcf/d)	1,508	1,602	94	6%
Fractionation—Joint Venture (MBbl/d)	36	40	4	11%
*	Not meaningful or applicable.
(1)	The average realized fees for the three months ended March 31, 2024 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 8%, from $259 million for the three months ended March 31, 2023 to $279 million for the three months ended March 31, 2024. Total revenues included amortization of customer relationships of $18 million for each of the three months ended March 31, 2023 and 2024. Gathering and processing revenues increased by 15%, from $190 million for the three months ended March 31, 2023 to $218 million for the three months ended March 31, 2024. Water handling revenues decreased by 12%, from $69 million for the three months ended March 31, 2023 to $61 million for the three months ended March 31, 2024. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $19 million period over period primarily due to lower growth incentive fee rebates of $12 million due to the expiration of the program on December 31, 2023, increased throughput volumes of 15 Bcf, or 130 MMcf/d, and increased low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 79 additional wells being connected to our system since March 31, 2023.
●	Compression revenue increased $4 million period over period primarily due to increased throughput volumes of 14 Bcf, or 123 MMcf/d, and increased compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to 79 additional wells being connected to our system since March 31, 2023.
●	High pressure gathering revenue increased $5 million period over period primarily due to increased throughput volumes of 18 Bcf, or 165 MMcf/d and an increased high pressure gathering rate as a result of an annual CPI-based adjustment. The high pressure gathering volumes increased period over period primarily due to 79 additional wells being connected to our system since March 31, 2023.

Water Handling

●	Fresh water delivery revenue decreased $2 million period over period primarily due to decreased fresh water delivery volumes of 1 MMBbl, or 10 MBbl/d, partially offset by a 2% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes decreased between periods primarily due to fewer wells serviced by our fresh water delivery system as a result of decreased completions activity from Antero Resources.
●	Other fluid handling services revenue decreased $6 million period over period primarily due to higher water blending volumes resulting in lower water trucking volumes, which are billed at cost plus 3%, during the three months ended March 31, 2024.

Direct operating expenses. Direct operating expenses decreased by 7%, from $58 million for the three months ended March 31, 2023 to $54 million for the three months ended March 31, 2024. Gathering and processing direct operating expenses increased by 8%, from $24 million for the three months ended March 31, 2023 to $26 million for the three months ended March 31, 2024 primarily due to increased low pressure, compression and high pressure volumes between periods. Water handling direct operating expenses decreased by 18%, from $34 million for the three months ended March 31, 2023 to $28 million for the three months ended March 31, 2024 primarily due to lower water trucking and fresh water volumes between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $11 million and $12 million for the three months ended March 31, 2023 and 2024, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased from $6 million for the three months ended March 31, 2023 to $9 million for the three months ended March 31, 2024 primarily due to annual awards granted during the first quarter of 2024. Our equity awards vest over three or four year service periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 5%, from $35 million for the three months ended March 31, 2023 to $37 million for the three months ended March 31, 2024. This increase was primarily due to $1 million related to assets placed in service between periods and $1 million of higher expense related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods.

Interest expense. Interest expense decreased by 2%, from $55 million for the three months ended March 31, 2023 to $53 million for the three months ended March 31, 2024 primarily due to the payoff of our Credit Facility between periods, partially offset by the issuance of $600 million principal amount of 2032 Notes and increased interest rates on our Credit Facility borrowings during the three months ended March 31, 2024 due to higher benchmark rates.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 13%, from $24 million for the three months ended March 31, 2023 to $28 million for the three months ended March 31, 2024 primarily due to increased processing and fractionation volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Income tax expense. Income tax expense increased by 15%, from $32 million for the three months ended March 31, 2023 to $36 million for the three months ended March 31, 2024, which reflects effective tax rates of 26.8% and 26.0%, respectively. This income tax expense increase was primarily due to higher pre-tax income between periods.

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

Our Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended March 31, 2024. The dividend is payable on May 8, 2024 to stockholders of record as of April 24, 2024. Our Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock that is payable on May 15, 2024 in accordance with their terms as discussed in Note 11—Equity and Net Income Per Common Share. As of March 31, 2024, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of March 31, 2024, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2024:

	Three Months Ended March 31,
(in thousands)	2023	2024
Net cash provided by operating activities	$182,719	210,561
Net cash used in investing activities	(42,151)	(37,123)
Net cash used in financing activities	(140,568)	(147,416)
Net increase in cash and cash equivalents	$—	26,022

Operating activities. Net cash provided by operating activities was $183 million and $211 million for the three months ended March 31, 2023 and 2024, respectively. The increase in cash flows provided by operations between periods was primarily the result of higher revenues in the gathering and processing segment, lower direct operating expenses and changes in working capital, partially offset by lower revenues in the water handling segment.

Investing activities. Net cash flows used in investing activities was $42 million and $37 million for the three months ended March 31, 2023 and 2024, respectively. The decrease in cash flows used in investing activities between periods was primarily due to decreased capital spending for our water handling systems of $6 million primarily as a result of fewer capital projects between periods.

Financing activities. Net cash used in financing activities was $141 million and $147 million for the three months ended March 31, 2023 and 2024, respectively. The increase in cash flows used in financing activities between periods was primarily due to higher net repayments on our Credit Facility of $599 million, deferred financing costs payments for the 2032 Notes of $7 million and repurchases of the 2026 Notes of $2 million, partially offset by the 2032 Notes issuance proceeds of $600 million.

2024 Capital Investment

On February 14, 2024, we announced a capital budget with a range of $150 million to $170 million. This capital budget supports Antero Resources’ maintenance capital program for 2024. Our capital budget may be adjusted as business conditions warrant. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to optimize our capital efficiency.

Our capital expenditures were as follows:

	Three Months Ended March 31,
(in thousands)	2023	2024
Gathering systems and facilities	$21,249	24,562
Water handling systems	12,354	5,210
Total capital expenditures	$33,603	29,772

Debt Agreements

See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2023 Form 10-K for information on our debt agreements.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. Any new accounting policies or updates to existing accounting policies as a result of recently adopted accounting standards have been included in Note 2—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Accounting estimates and assumptions are considered to be critical if there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts in our unaudited condensed consolidated financial statements that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2023 Form 10-K for information on our critical accounting estimates.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At March 31, 2024, we had no borrowings or letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated increase in interest expense of less than one million dollars for the three months ended March 31, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2023 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans	Under the Plan (2)
January 1, 2024 – January 31, 2024	2,508	$12.26	—	$—
February 1, 2024 – February 29, 2024	—	—	—	500,000,000
March 1, 2024 – March 31, 2024	414,527	13.44	—	500,000,000
Total	417,035	$13.43	—
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.
(2)	In February 2024, the Board authorized a $500 million share repurchase program. During the three months ended March 31, 2024, we did not make any repurchases under this program.

Item 5. Other INFORMATION.

None.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

4.1

Indenture, dated as of January 16, 2024, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on January 16, 2024).

4.2		Form of 6.625% Senior Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on January 16, 2024).
31.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended March 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	April 24, 2024