Form 10-Q
period 2024-06-30
Antero Midstream Corp
filed 2024-07-31
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Number of shares of the registrant’s common stock outstanding as of July 26, 2024 (in thousands): 481,261

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	June 30,
	2023	2024
Assets
Current assets:
Cash and cash equivalents	$66	—
Accounts receivable–Antero Resources	88,610	101,251
Accounts receivable–third party	952	1,384
Other current assets	1,500	963
Total current assets	91,128	103,598

Property and equipment, net	3,793,523	3,868,885
Investments in unconsolidated affiliates	626,650	612,847
Customer relationships	1,215,431	1,180,095
Other assets, net	10,886	9,542
Total assets	$5,737,618	5,774,967

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,457	3,816
Accounts payable–third party	10,499	15,058
Accrued liabilities	80,630	96,202
Other current liabilities	831	893
Total current liabilities	96,417	115,969
Long-term liabilities:
Long-term debt	3,213,216	3,186,577
Deferred income tax liability, net	265,879	330,802
Other	10,375	14,531
Total liabilities	3,585,887	3,647,879

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2023 and June 30, 2024
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2023 and June 30, 2024	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 479,713 and 481,243 issued and outstanding as of December 31, 2023 and June 30, 2024, respectively	4,797	4,812
Additional paid-in capital	2,046,487	2,036,239
Retained earnings	100,447	86,037
Total stockholders' equity	2,151,731	2,127,088
Total liabilities and stockholders' equity	$5,737,618	5,774,967

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2023	2024
Revenue:
Gathering and compression–Antero Resources	$211,068	228,993
Water handling–Antero Resources	64,613	58,056
Water handling–third party	274	414
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	258,287	269,795
Operating expenses:
Direct operating	52,595	56,409
General and administrative (including $8,499 and $11,599 of equity-based compensation in 2023 and 2024, respectively)	18,162	21,219
Facility idling	637	412
Depreciation	35,233	37,576
Accretion of asset retirement obligations	44	47
Loss on settlement of asset retirement obligations	279	—
Loss on asset sale	5,814	1,379
Total operating expenses	112,764	117,042
Operating income	145,523	152,753
Other income (expense):
Interest expense, net	(55,388)	(52,186)
Equity in earnings of unconsolidated affiliates	25,972	27,597
Loss on early extinguishment of debt	—	(13,691)
Total other expense	(29,416)	(38,280)
Income before income taxes	116,107	114,473
Income tax expense	(29,095)	(28,436)
Net income and comprehensive income	$87,012	86,037

Net income per common share–basic	$0.18	0.18
Net income per common share–diluted	$0.18	0.18

Weighted average common shares outstanding:
Basic	479,502	481,103
Diluted	481,512	484,778

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2023	2024
Revenue:
Gathering and compression–Antero Resources	$410,644	456,586
Water handling–Antero Resources	141,908	126,511
Water handling–third party	546	1,085
Amortization of customer relationships	(35,336)	(35,336)
Total revenue	517,762	548,846
Operating expenses:
Direct operating	110,468	110,327
General and administrative (including $14,826 and $20,926 of equity-based compensation in 2023 and 2024, respectively)	35,509	42,440
Facility idling	1,211	934
Depreciation	70,429	74,671
Accretion of asset retirement obligations	88	91
Loss on settlement of asset retirement obligations	620	—
Loss on asset sale	5,569	1,379
Total operating expenses	223,894	229,842
Operating income	293,868	319,004
Other income (expense):
Interest expense, net	(110,012)	(105,494)
Equity in earnings of unconsolidated affiliates	50,428	55,127
Loss on early extinguishment of debt	—	(13,750)
Total other expense	(59,584)	(64,117)
Income before income taxes	234,284	254,887
Income tax expense	(60,765)	(64,924)
Net income and comprehensive income	$173,519	189,963

Net income per common share–basic	$0.36	0.39
Net income per common share–diluted	$0.36	0.39

Weighted average common shares outstanding:
Basic	479,059	480,500
Diluted	481,420	484,534

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

					Retained
				Additional	Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2022	$—	478,497	$4,785	2,104,740	82,793	2,192,318
Dividends to stockholders	—	—	—	(25,709)	(82,793)	(108,502)
Equity-based compensation	—	—	—	6,327	—	6,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	148	1	(1,167)	—	(1,166)
Net income and comprehensive income	—	—	—	—	86,507	86,507
Balance at March 31, 2023	—	478,645	4,786	2,084,191	86,507	2,175,484
Dividends to stockholders	—	—	—	(24,267)	(86,507)	(110,774)
Equity-based compensation	—	—	—	8,499	—	8,499
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,011	11	(7,193)	—	(7,182)
Net income and comprehensive income	—	—	—	—	87,012	87,012
Balance at June 30, 2023	$—	479,656	$4,797	2,061,230	87,012	2,153,039

Balance at December 31, 2023	$—	479,713	$4,797	2,046,487	100,447	2,151,731
Dividends to stockholders	—	—	—	(8,542)	(100,447)	(108,989)
Equity-based compensation	—	—	—	9,327	—	9,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	615	6	(5,622)	—	(5,616)
Net income and comprehensive income	—	—	—	—	103,926	103,926
Balance at March 31, 2024	—	480,328	4,803	2,041,650	103,926	2,150,379
Dividends to stockholders	—	—	—	(8,154)	(103,926)	(112,080)
Equity-based compensation	—	—	—	11,599	—	11,599
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	915	9	(8,856)	—	(8,847)
Net income and comprehensive income	—	—	—	—	86,037	86,037
Balance at June 30, 2024	$—	481,243	$4,812	2,036,239	86,037	2,127,088

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2024
Cash flows provided by (used in) operating activities:
Net income	$173,519	189,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	70,429	74,671
Accretion of asset retirement obligations	88	91
Deferred income tax expense	60,765	64,924
Equity-based compensation	14,826	20,926
Equity in earnings of unconsolidated affiliates	(50,428)	(55,127)
Distributions from unconsolidated affiliates	63,570	68,930
Amortization of customer relationships	35,336	35,336
Amortization of deferred financing costs	2,957	3,150
Settlement of asset retirement obligations	(695)	(414)
Loss on settlement of asset retirement obligations	620	—
Loss on asset sale	5,569	1,379
Loss on early extinguishment of debt	—	13,750
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(5,470)	(12,641)
Accounts receivable–third party	481	755
Other current assets	(800)	452
Accounts payable–Antero Resources	(2,515)	(353)
Accounts payable–third party	(889)	3,387
Accrued liabilities	942	17,188
Net cash provided by operating activities	368,305	426,367
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(59,156)	(62,330)
Additions to water handling systems	(25,583)	(16,142)
Investments in unconsolidated affiliates	(262)	—
Acquisition of gathering systems and facilities	(266)	(70,634)
Cash received in asset sales	1,071	685
Change in other assets	(15)	(1)
Net cash used in investing activities	(84,211)	(148,422)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(218,971)	(220,736)
Dividends to preferred stockholders	(275)	(275)
Issuance of Senior Notes	—	600,000
Redemption of Senior Notes	—	(560,862)
Payments of deferred financing costs	—	(7,274)
Borrowings on Credit Facility	502,100	1,006,400
Repayments on Credit Facility	(558,600)	(1,080,800)
Employee tax withholding for settlement of equity-based compensation awards	(8,348)	(14,464)
Net cash used in financing activities	(284,094)	(278,011)
Net decrease in cash and cash equivalents	—	(66)
Cash and cash equivalents, beginning of period	—	66
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$107,607	88,672
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(2,814)	2,576

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in the context of the Company’s December 31, 2023 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2023 consolidated financial statements were included in the Company’s 2023 Annual Report on Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and June 30, 2024, results of operations for the three and six months ended June 30, 2023 and 2024 and cash flows for the six months ended June 30, 2023 and 2024. The Company has no items of other comprehensive income or loss; therefore, net income is equal to comprehensive income.

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

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 18 years, which reflects the remaining economic life of the relationships as of June 30, 2024. The carrying amount of customer relationships were as follows:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2023	2024
Gross carrying value of customer relationships	$1,555,000	1,555,000
Accumulated amortization of customer relationships	(339,569)	(374,905)
Customer relationships	$1,215,431	1,180,095

Future amortization expense as of June 30, 2024 is as follows (in thousands):

Remainder of year ending December 31, 2024	$35,336
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Year ending December 31, 2028	70,672
Thereafter	862,071
Total	$1,180,095

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and six months ended June 30, 2023 and 2024 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company. Direct operating expense includes costs charged to the Company of $4 million and $5 million during the three months ended June 30, 2023 and 2024, respectively, and $9 million and $10 million during the six months ended June 30, 2023 and 2024, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets. General and administrative expense includes costs charged to the Company by Antero Resources of $7 million and $8 million during the three months ended June 30, 2023 and 2024, respectively, and $15 million and $16 million during the six months ended June 30, 2023 and 2024, respectively. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

(5) Revenue

All of the Company’s gathering and compression revenues are derived from operating lease agreements, and all of the Company’s water handling revenues are derived from service contracts with customers. The Company currently earns substantially all of its revenues from Antero Resources.

(a)	Gathering and Compression

The Company’s gathering and compression service agreements with Antero Resources include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement acquired with the Crestwood Equity Partners LP (“Crestwood”) assets (the “Marcellus gathering and compression agreement”), (iii) a compression agreement acquired with the EnLink Midstream LLC (NYSE: ENLC) (“EnLink”) assets (the “Utica compression agreement”) and (iv) a gathering and compression agreement acquired with the Summit Midstream Partners, LP (NYSE: SMLP) (“Summit”) assets (the “Mountaineer gathering and compression agreement,” and together with the 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Utica compression agreement, the “gathering and compression agreements”). See Note 6—Property and Equipment for additional information. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has two dedicated areas that expire in 2024 and 2030. Upon expiration of the Marcellus gathering and compression agreement, the Utica compression agreement and the Mountaineer gathering and compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. Pursuant to the gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional undedicated acreage it acquires during the term of the 2019 gathering and compression agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The 2019 gathering and compression agreement included a growth incentive fee program whereby low pressure gathering fees were reduced from 2020 through 2023 to the extent Antero Resources achieved certain quarterly volumetric targets during such time. Antero Resources’ throughput gathered under the Marcellus gathering and compression agreement was not considered in low pressure gathering volume targets. For the three and six months ended June 30, 2023, Antero Resources earned rebates of $12 million and $24 million, respectively, from the Company by achieving the first level volumetric target during each of the first and second quarters of 2023. The growth incentive fee rebate program expired on December 31, 2023.

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

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. As of June 30, 2024, the minimum lease payments for the 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement end in 2034, 2024 and 2026, respectively.

The Company recognizes lease income from its minimum lease payments under its gathering and compression agreements on a straight-line basis. Additional variable operating lease income is earned when volumes in excess of the minimum commitments or fees are delivered under the contract. The Company recognizes variable lease income when low pressure volumes are delivered to a compressor station, compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline, as applicable. Minimum volume commitments for each of the 2019 gathering and compression agreement and Marcellus gathering and compression agreement are aggregated such that each agreement has a single minimum volume commitment for the respective service each year. The Mountaineer gathering and compression agreement minimum compression and gathering fees are not subject to aggregation and are determined on a monthly basis for each compressor station and gathering line, respectively, subject to such agreement. The Company invoices the customer the month after each service is performed, and payment is due in the same month. The Company is not party to any leases that have not commenced.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of June 30, 2024 are as follows (in thousands):

Remainder of year ending December 31, 2024	$154,093
Year ending December 31, 2025	320,323
Year ending December 31, 2026	301,108
Year ending December 31, 2027	236,768
Year ending December 31, 2028	168,465
Thereafter	276,219
Total	$1,456,976

(b)	Water Handling

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2024	2023	2024	Reportable Segment
Type of service
Gathering—low pressure	$105,042	105,580	$204,679	212,316	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	—	(24,000)	—	Gathering and Processing (1)
Compression	61,565	62,648	119,955	125,232	Gathering and Processing (1)
Gathering—high pressure	56,461	60,765	110,010	119,038	Gathering and Processing (1)
Fresh water delivery	40,399	31,700	87,225	75,846	Water Handling
Other fluid handling	24,488	26,770	55,229	51,750	Water Handling
Amortization of customer relationships	(9,272)	(9,272)	(18,543)	(18,543)	Gathering and Processing
Amortization of customer relationships	(8,396)	(8,396)	(16,793)	(16,793)	Water Handling
Total	$258,287	269,795	$517,762	548,846

Type of contract
Per unit fixed fee	$223,068	228,993	$434,644	456,586	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	—	(24,000)	—	Gathering and Processing (1)
Per unit fixed fee	40,673	32,113	87,772	76,930	Water Handling
Cost plus 3%	18,797	19,128	43,242	36,538	Water Handling
Cost of service fee	5,417	7,229	11,440	14,128	Water Handling
Amortization of customer relationships	(9,272)	(9,272)	(18,543)	(18,543)	Gathering and Processing
Amortization of customer relationships	(8,396)	(8,396)	(16,793)	(16,793)	Water Handling
Total	$258,287	269,795	$517,762	548,846
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2023 and June 30, 2024, were $89 million and $101 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	June 30,
(in thousands)	Useful Lives	2023	2024
Land	n/a	$31,668	31,237
Gathering systems and facilities	40-50 years (1)	3,345,845	3,514,707
Permanent buried pipelines and equipment	7-20 years	646,469	653,814
Surface pipelines and equipment	1-7 years	90,871	102,089
Heavy trucks and equipment	3-5 years	5,157	5,157
Above ground storage tanks	5-10 years	5,130	5,131
Other assets	3-20 years	8,110	8,111
Construction-in-progress	n/a	192,852	154,590
Total property and equipment		4,326,102	4,474,836
Less accumulated depreciation		(532,579)	(605,951)
Property and equipment, net		$3,793,523	3,868,885
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(b)	Asset Acquisition

On May 1, 2024, the Company acquired certain Marcellus gas gathering and compression assets from Summit for $70 million in cash, before closing adjustments, with an effective date of April 1, 2024. The acquired assets include 48 miles of high pressure gathering pipelines and two compressor stations with 100 MMcf/d of compression capacity. These assets were already interconnected to the Company’s low pressure and high pressure gas gathering systems at the time of acquisition and service Antero Resources’ production. Substantially all of the cash consideration for this asset acquisition was allocated to gathering systems and facilities, included in property and equipment, net in the consolidated balance sheets.

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2023	2024
Credit Facility (a)	$630,100	555,700
7.875% senior notes due 2026 (b)	550,000	—
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
5.375% senior notes due 2029 (e)	750,000	750,000
6.625% senior notes due 2032 (f)	—	600,000
Total principal	3,230,100	3,205,700
Unamortized debt premium	1,291	1,087
Unamortized debt issuance costs	(18,175)	(20,210)
Total long-term debt	$3,213,216	3,186,577

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Credit Facility

On July 30, 2024, Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), entered into an amendment and restatement of its senior secured revolving credit facility with a consortium of banks. References to the (i) “Prior Credit Facility” refer to the credit facility in effect for periods prior to July 30, 2024, (ii) “New Credit Facility” refer to the credit facility in effect on or after July 30, 2024 and (iii) “Credit Facility” refer to the Prior Credit Facility and New Credit Facility, collectively.

As of June 30, 2024, lender commitments under the Prior Credit Facility were $1.25 billion, and the Prior Credit Facility matured on October 26, 2026. As of June 30, 2024, the Prior Credit Facility had an available borrowing capacity of $694 million. As of July 30, 2024, the New Credit Facility has lender commitments of $1.25 billion and matures on July 30, 2029; provided that if (i) on November 30, 2026, a principal amount greater than or equal to $50 million of the 2027 Notes (as defined below) are outstanding, (ii) on October 16, 2027, a principal amount greater than or equal to $50 million of the 2028 Notes (as defined below) are outstanding or (iii) on March 16, 2029, a principal amount greater than or equal to $50 million of the 2029 Notes (as defined below) are outstanding and, in each case, the sum (A) of Total Outstandings (as defined in the New Credit Facility) plus (B) the outstanding principal amount of such notes on such date minus (C) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the New Credit Facility), the New Credit Facility will mature on such date.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Prior Credit Facility as of December 31, 2023 and June 30, 2024.

The Credit Facility provides for borrowing under either the Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as each term is defined in the Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) Base Rate loans, quarterly and (ii) SOFR Loans at the end of the applicable interest period if three months (or shorter, if applicable), or every three months if the applicable interest period is longer than three months. Under the New Credit Facility, interest is payable at a variable rate based on SOFR or the Base Rate, determined by election at the time of borrowing, plus an applicable interest margin rate under the New Credit Facility. During any period that is not an Investment Grade Period (as defined in the New Credit Facility), the interest margin is determined with reference to the Borrower’s then-current leverage ratio subject to certain exceptions, which for SOFR loans range from 1.50% to 2.50%. Commitment fees on the unused portion of the New Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% subject to certain exceptions based on the leverage ratio then in effect.

As of December 31, 2023, the Borrower had outstanding borrowings under the Prior Credit Facility of $630 million with a weighted average interest rate of 7.08%. As of June 30, 2024, the Borrower had outstanding borrowings under the Prior Credit Facility of $556 million with a weighted average interest rate of 7.06%. No letters of credit under the Prior Credit Facility were outstanding as of December 31, 2023 or June 30, 2024.

(b)	7.875% Senior Notes Due 2026

On November 10, 2020, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corp (“Finance Corp,” and together with Antero Midstream Partners, the “Issuers”) issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 (the “2026 Notes”) at par. The Issuers repurchased or otherwise fully redeemed all of the 2026 Notes during the first and second quarters of 2024, and the 2026 Notes were fully retired as of May 16, 2024. Interest on the 2026 Notes was payable on May 15 and November 15 of each year.

During the three months ended March 31, 2024, the Issuers repurchased $2 million aggregate principal amount of its 2026 Notes at a weighted average premium of 102.250% of the principal amount thereof, plus accrued and unpaid interest. During the three months ended June 30, 2024, the Issuers repurchased or otherwise fully redeemed the remaining $548 million aggregate principal amount of its 2026 Notes at a weighted average premium of 101.974% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million, which included the write-off of all unamortized debt issuance costs.

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

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 102.688% currently to 100.00% on or after June 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) has fully and unconditionally guaranteed the 2027 Notes, 2028 Notes, 2029 Notes and 2032 Notes (collectively the “Senior Notes”). In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

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

During the three and six months ended June 30, 2023 and 2024, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2023	2024
Capital expenditures	$22,195	23,889
Operating expenses	12,060	11,248
Interest expense	37,565	51,356
Ad valorem taxes	6,521	7,265
Other	2,289	2,444
Total accrued liabilities	$80,630	96,202

(9) Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes costs related to its long term incentive plans. Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital.

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the Antero Midstream Corporation Long Term Incentive Plan under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. On June 5, 2024, that Company’s stockholders approved the Amended and Restated Antero Midstream Corporation Long Term Incentive Plan (the “AM LTIP”). This amendment increased the number of shares of the Company’s common stock reserved for awards from 15,398,901 shares to 28,735,901 shares, and extended the term of the plan from March 12, 2029 to June 5, 2034. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of June 30, 2024, a total of 16,252,332 shares were available for future grant under the AM LTIP.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2024	2023	2024
Restricted stock units	$6,549	8,795	11,610	15,922
Performance share units	1,723	2,554	2,784	4,505
Equity awards issued to directors	227	250	432	499
Total expense	$8,499	11,599	14,826	20,926

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP RSUs awarded and unvested—December 31, 2023	5,877,170	$10.28
Granted	2,459,643	13.44
Vested	(2,558,221)	9.98
Forfeited	(5,529)	11.07
Total AM LTIP RSUs awarded and unvested—June 30, 2024	5,773,063	$11.75

As of June 30, 2024, unamortized equity-based compensation expense of $58 million related to the unvested RSUs is expected to be recognized over a weighted average period of 2.0 years.

(c)	Performance Share Unit Awards

2024 Performance Share Unit Awards

In March 2024, the Company granted performance share unit awards (“PSUs”) to certain of its executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period concluding on December 31, 2026 as compared to a targeted ROIC (“2024 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2024 ROIC PSUs ranges from zero to 200% of the target number of 2024 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2024 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2024 ROIC PSU awards was probable as of June 30, 2024.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total AM LTIP PSUs awarded and unvested—December 31, 2023	952,101	$10.90
Granted	350,237	13.44
Total AM LTIP PSUs awarded and unvested—June 30, 2024	1,302,338	$11.59

As of June 30, 2024, unamortized equity-based compensation expense of $17 million related to the unvested PSUs is expected to be recognized over a weighted average period of 1.9 years.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2022	January 25, 2023	February 8, 2023	$108,364	$0.2250
*	February 14, 2023	February 14, 2023	138	*
Q1 2023	April 26, 2023	May 10, 2023	110,607	0.2250
*	May 15, 2023	May 15, 2023	137	*
Q2 2023	July 26, 2023	August 9, 2023	107,900	0.2250
*	August 14, 2023	August 14, 2023	138	*
Q3 2023	October 25, 2023	November 8, 2023	107,975	0.2250
*	November 14, 2023	November 14, 2023	137	*
	Total 2023		$435,396

Q4 2023	January 24, 2024	February 7, 2024	$107,918	$0.2250
*	February 14, 2024	February 14, 2024	138	*
Q1 2024	April 24, 2024	May 8, 2024	112,818	0.2250
*	May 15, 2024	May 15, 2024	137	*
	Total 2024		$221,011
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Net Income Per Common Share.

On July 10, 2024, the Board announced the declaration of a cash dividend on the shares of the Company’s common stock of $0.2250 per share for the quarter ended June 30, 2024. The dividend is payable on August 7, 2024 to stockholders of record as of July 24, 2024. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that is payable on August 14, 2024 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Net Income Per Common Share. As of June 30, 2024, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

(11) Equity and Net Income Per Common Share

(a)	Preferred Stock

The Board authorized 100,000,000 shares of preferred stock on March 12, 2019, and issued 10,000 shares of preferred stock designated as "5.5% Series A Non-Voting Perpetual Preferred Stock" (the "Series A Preferred Stock"), to The Antero Foundation on that date. Dividends on the Series A Preferred Stock are cumulative from the date of original issue and payable in cash on the 45th day following the end of each fiscal quarter, or such other dates as the Board will approve, at a rate of 5.5% per annum on (i) the liquidation preference per share of Series A Preferred Stock (as described below) and (ii) the amount of accrued and unpaid dividends for any prior dividend period on such share of Series A Preferred Stock, if any. At any time following the date of issue, in the event of a change of control, or at any time on or after March 12, 2029, the Company may redeem the Series A Preferred Stock at a price equal to $1,000 per share, plus any accrued and unpaid dividends, payable in cash; provided that if any shares of the Series A Preferred Stock are held by The Antero Foundation at the time of such redemption, the price for redemption of each share of Series A Preferred Stock will be the greater of (i) $1,000 per share, plus any accrued but unpaid dividends, and (ii) the fair market value of the Series A Preferred Stock. On or after March 12, 2029, the holder of each share of Series A Preferred Stock (other than The Antero Foundation) may convert such shares, at any time and from time to time, at the option of the holder into a number of shares of the Company’s common stock equal to the conversion ratio in effect on the applicable conversion date, subject to certain limitations. The Series A Preferred Stock ranks senior to the Company’s common stock as to dividend rights, as well as with respect to rights upon liquidation, winding-up or dissolution of the Company. Holders of the Series A Preferred Stock do not have any voting rights in the Company, except as required by law, or any preemptive rights.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2024	2023	2024
Basic weighted average number of common shares outstanding	479,502	481,103	479,059	480,500
Add: Dilutive effect of RSUs	797	1,670	1,225	2,176
Add: Dilutive effect of PSUs	351	1,326	274	1,179
Add: Dilutive effect of Series A Preferred Stock	862	679	862	679
Diluted weighted average number of common shares outstanding	481,512	484,778	481,420	484,534

There were no anti-dilutive securities outstanding during the three and six months ended June 30, 2023 and 2024.

(c)	Net Income Per Common Share

Net income per common share—basic for each period is computed by dividing the net income or loss attributable to the Company by the basic weighted average number of common shares outstanding during the period. Net income per common share—diluted for each period is computed after giving consideration to the potential dilution from outstanding equity-based awards, calculated using the treasury stock method. During periods in which the Company incurs a net loss, diluted weighted average common shares outstanding are equal to basic weighted average common shares outstanding because the effect of all equity-based awards is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2023	2024	2023	2024
Net income	$87,012	86,037	173,519	189,963
Less preferred stock dividends	(137)	(137)	(275)	(275)
Net income available to common shareholders	$86,875	85,900	173,244	189,688

Net income per common share–basic	$0.18	0.18	0.36	0.39
Net income per common share–diluted	$0.18	0.18	0.36	0.39

Weighted average common shares outstanding–basic	479,502	481,103	479,059	480,500
Weighted average common shares outstanding–diluted	481,512	484,778	481,420	484,534

(12) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2023		June 30, 2024
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$565,785	546,631	—	—
2027 Notes	642,655	647,313	645,255	647,690
2028 Notes	641,030	645,702	636,220	646,186
2029 Notes	720,000	743,470	724,650	743,985
2032 Notes	—	—	604,500	593,016
Total	$2,569,470	2,583,116	2,610,625	2,630,877
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premium.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2023 and June 30, 2024 approximated fair value because of their short-term nature. The carrying value of the amounts under the Prior Credit Facility as of December 31, 2023 and June 30, 2024 approximated fair value because the variable interest rates are reflective of current market conditions.

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2023	$508,821	117,829	626,650
Equity in earnings of unconsolidated affiliates (1)	50,723	4,404	55,127
Distributions from unconsolidated affiliates	(61,295)	(7,635)	(68,930)
Balance as of June 30, 2024	$498,249	114,598	612,847
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended June 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$211,068	64,613	—	275,681
Revenue–third-party	—	274	—	274
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	201,796	56,491	—	258,287
Operating expenses:
Direct operating	25,154	27,441	—	52,595
General and administrative	11,370	4,861	1,931	18,162
Facility idling	—	637	—	637
Depreciation	22,196	13,037	—	35,233
Accretion of asset retirement obligations	—	44	—	44
Loss on settlement of asset retirement obligations	—	279	—	279
Loss on asset sale	5,814	—	—	5,814
Total operating expenses	64,534	46,299	1,931	112,764
Operating income	$137,262	10,192	(1,931)	145,523

Equity in earnings of unconsolidated affiliates	$25,972	—	—	25,972
Additions to property and equipment	$29,959	11,823	—	41,782

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Three Months Ended June 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$228,993	58,056	—	287,049
Revenue–third-party	—	414	—	414
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	219,721	50,074	—	269,795
Operating expenses:
Direct operating	26,190	30,219	—	56,409
General and administrative	16,362	2,990	1,867	21,219
Facility idling	—	412	—	412
Depreciation	23,608	13,968	—	37,576
Accretion of asset retirement obligations	—	47	—	47
Loss on asset sale	—	1,379	—	1,379
Total operating expenses	66,160	49,015	1,867	117,042
Operating income	$153,561	1,059	(1,867)	152,753

Equity in earnings of unconsolidated affiliates	$27,597	—	—	27,597
Additions to property and equipment	$34,607	8,792	—	43,399

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$410,644	141,908	—	552,552
Revenue–third-party	—	546	—	546
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	392,101	125,661	—	517,762
Operating expenses:
Direct operating	49,272	61,196	—	110,468
General and administrative	21,550	11,069	2,890	35,509
Facility idling	—	1,211	—	1,211
Depreciation	44,259	26,170	—	70,429
Accretion of asset retirement obligations	—	88	—	88
Loss on settlement of asset retirement obligations	—	620	—	620
Loss (gain) on asset sale	5,572	(3)	—	5,569
Total operating expenses	120,653	100,351	2,890	223,894
Operating income	$271,448	25,310	(2,890)	293,868

Equity in earnings of unconsolidated affiliates	$50,428	—	—	50,428
Additions to property and equipment	$59,156	25,583	—	84,739

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Six Months Ended June 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$456,586	126,511	—	583,097
Revenue–third-party	—	1,085	—	1,085
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	438,043	110,803	—	548,846
Operating expenses:
Direct operating	52,333	57,994	—	110,327
General and administrative	31,095	8,216	3,129	42,440
Facility idling	—	934	—	934
Depreciation	47,029	27,642	—	74,671
Accretion of asset retirement obligations	—	91	—	91
Loss on asset sale	—	1,379	—	1,379
Total operating expenses	130,457	96,256	3,129	229,842
Operating income	$307,586	14,547	(3,129)	319,004

Equity in earnings of unconsolidated affiliates	$55,127	—	—	55,127
Additions to property and equipment	$62,330	16,142	—	78,472

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The summarized total assets of the Company’s reportable segments are as follows:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2023	2024
Gathering and Processing	$4,691,827	4,760,039
Water Handling	1,045,725	1,014,678
Unallocated (1)	66	250
Total assets	$5,737,618	5,774,967
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Asset Acquisition

On May 1, 2024, we acquired certain Marcellus gas gathering and compression assets from Summit for $70 million in cash, before closing adjustments, with an effective date of April 1, 2024. This acquisition was funded with our operating cash flow. The acquired assets include 48 miles of high pressure gathering pipelines and two compressor stations with 100 MMcf/d of compression capacity. These assets were already interconnected to our low pressure and high pressure gas gathering systems at the time of acquisition and service Antero Resources’ production. Currently, we do not expect to make any significant capital investments related to the acquired assets. See Note 6—Property and Equipment to the unaudited condensed consolidated financial statements for more information.

Financing Highlights

Credit Facility

On July 30, 2024, we entered into an amendment and restatement of our senior secured revolving credit facility with lender commitments of $1.25 billion, which matures on July 30, 2029 (subject to certain terms and conditions related to the outstanding balances to our 2027, 2028 and 2029 notes). See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

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

Repurchase of Senior Notes

During the six months ended June 30, 2024, we repurchased or otherwise fully redeemed $550 million aggregate principal amount of our 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest. The 2026 Notes were retired as of May 16, 2024. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Share Repurchase Program

On February 13, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $500 million of shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program. During the three and six months ended June 30, 2024, we did not repurchase any shares under this program.

Market Conditions and Business Trends

Commodity Markets

Prices for natural gas decreased significantly while prices for NGLs and oil increased during the six months ended June 30, 2024 as compared to the same period of 2023. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to historical levels, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the second quarter of 2024. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 3% from June 2022 to June 2023 and an additional 3% from June 2023 to June 2024 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and June 2024, the Federal Reserve increased the federal funds interest rate by 5.25%. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for additional information.

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

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2024

The operating results of our reportable segments are as follows:

	Three Months Ended June 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$223,068	64,613	—	287,681
Revenue–third-party	—	274	—	274
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	201,796	56,491	—	258,287
Operating expenses:
Direct operating	25,154	27,441	—	52,595
General and administrative (excluding equity-based compensation)	5,126	2,832	1,705	9,663
Equity-based compensation	6,244	2,029	226	8,499
Facility idling	—	637	—	637
Depreciation	22,196	13,037	—	35,233
Accretion of asset retirement obligations	—	44	—	44
Loss on settlement of asset retirement obligations	—	279	—	279
Loss on asset sale	5,814	—	—	5,814
Total operating expenses	64,534	46,299	1,931	112,764
Operating income	137,262	10,192	(1,931)	145,523
Other income (expense):
Interest expense, net	—	—	(55,388)	(55,388)
Equity in earnings of unconsolidated affiliates	25,972	—	—	25,972
Total other income (expense)	25,972	—	(55,388)	(29,416)
Income before income taxes	163,234	10,192	(57,319)	116,107
Income tax expense	—	—	(29,095)	(29,095)
Net income and comprehensive income	$163,234	10,192	(86,414)	87,012
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Three Months Ended June 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$228,993	58,056	—	287,049
Revenue–third-party	—	414	—	414
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	219,721	50,074	—	269,795
Operating expenses:
Direct operating	26,190	30,219	—	56,409
General and administrative (excluding equity-based compensation)	6,875	1,128	1,617	9,620
Equity-based compensation	9,487	1,862	250	11,599
Facility idling	—	412	—	412
Depreciation	23,608	13,968	—	37,576
Accretion of asset retirement obligations	—	47	—	47
Loss on asset sale	—	1,379	—	1,379
Total operating expenses	66,160	49,015	1,867	117,042
Operating income	153,561	1,059	(1,867)	152,753
Other income (expense):
Interest expense, net	—	—	(52,186)	(52,186)
Equity in earnings of unconsolidated affiliates	27,597	—	—	27,597
Loss on early extinguishment of debt	—	—	(13,691)	(13,691)
Total other income (expense)	27,597	—	(65,877)	(38,280)
Income before income taxes	181,158	1,059	(67,744)	114,473
Income tax expense	—	—	(28,436)	(28,436)
Net income and comprehensive income	$181,158	1,059	(96,180)	86,037
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Three Months Ended June 30,		Increase	Percentage
	2023	2024	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	300,706	296,489	(4,217)	(1)%
Compression (MMcf)	295,801	295,400	(401)	*
Gathering—high pressure (MMcf)	265,890	272,447	6,557	2%
Fresh water delivery (MBbl)	9,585	7,362	(2,223)	(23)%
Other fluid handling (MBbl)	4,953	5,144	191	4%
Wells serviced by fresh water delivery	23	19	(4)	(17)%
Gathering—low pressure (MMcf/d)	3,304	3,258	(46)	(1)%
Compression (MMcf/d)	3,251	3,246	(5)	*
Gathering—high pressure (MMcf/d)	2,922	2,994	72	2%
Fresh water delivery (MBbl/d)	105	81	(24)	(23)%
Other fluid handling (MBbl/d)	54	57	3	6%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.35	0.36	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.22	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.21	4.31	0.10	2%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	145,645	144,520	(1,125)	(1)%
Fractionation—Joint Venture (MBbl)	3,553	3,640	87	2%
Processing—Joint Venture (MMcf/d)	1,600	1,588	(12)	(1)%
Fractionation—Joint Venture (MBbl/d)	39	40	1	3%
*	Not meaningful or applicable.
(1)	The average realized fees for the three months ended June 30, 2024 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 4%, from $258 million for the three months ended June 30, 2023 to $270 million for the three months ended June 30, 2024. Total revenues included amortization of customer relationships of $18 million for the three months ended June 30, 2023 and 2024. Gathering and processing revenues increased by 9%, from $202 million for the three months ended June 30, 2023 to $220 million for the three months ended June 30, 2024. Water handling revenues decreased by 11%, from $56 million for the three months ended June 30, 2023 to $50 million for the three months ended June 30, 2024. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $13 million period over period primarily due to lower growth incentive fee rebates of $12 million due to the expiration of the program on December 31, 2023 and increased low pressure gathering rates as a result of annual CPI-based adjustments, partially offset by decreased throughput volumes of 4 Bcf, or 46 MMcf/d. Low pressure gathering volumes decreased between periods primarily due to natural production decline, partially offset by 64 additional wells being connected to our system since June 30, 2023.
●	Compression revenue increased $1 million period over period primarily due to increased compression rates as a result of annual CPI-based adjustments. Compression volumes remained relatively consistent between periods primarily due to 64 additional wells being connected to our system since June 30, 2023 and two compressor stations that were acquired during the second quarter of 2024, fully offset by natural production decline between periods.
●	High pressure gathering revenue increased $4 million period over period primarily due to our acquisition of 48 miles of high pressure gathering lines during the second quarter of 2024 and increased high pressure gathering rates as a result of an annual CPI-based adjustment.

Water Handling

●	Fresh water delivery revenue decreased $8 million period over period primarily due to decreased fresh water delivery volumes of 2 MMBbl, or 24 MBbl/d, partially offset by a 1.6% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes decreased between periods primarily due to fewer wells serviced by our fresh water delivery system as a result of the timing of well completions by Antero Resources.
●	Other fluid handling services revenue increased $2 million period over period primarily due to higher blending rates and higher other fluid volumes of 0.2 MMBbl, or 3 MBbl/d, between periods.

Direct operating expenses. Direct operating expenses increased by 7%, from $53 million for the three months ended June 30, 2023 to $56 million for the three months ended June 30, 2024. Gathering and processing direct operating expenses increased by 4%, from $25 million for the three months ended June 30, 2023 to $26 million for the three months ended June 30, 2024 primarily due to our acquisition of two compressor stations and 48 miles of high pressure gathering lines during the second quarter of 2024 and increased gathering volumes between periods. Water handling direct operating expenses increased by 10%, from $28 million for the three months ended June 30, 2023 to $30 million for the three months ended June 30, 2024 primarily due to increased pipeline maintenance, repair and monitoring activities and increased other fluid handling volumes between periods, partially offset by decreased fresh water delivery volumes during the three months ended June 30, 2024.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained consistent at $10 million for the three months ended June 30, 2023 and 2024, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased from $8 million for the three months ended June 30, 2023 to $12 million for the three months ended June 30, 2024 primarily due to annual equity-based awards granted during the first quarter of 2024. Our equity-based awards vest over three or four year service periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 7%, from $35 million for the three months ended June 30, 2023 to $38 million for the three months ended June 30, 2024. This increase was primarily due to $2 million related to assets placed in service or acquired between periods and $1 million of higher expense related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations during the three months ended June 30, 2024.

Loss on asset sale. Loss on asset sale of $6 million for the three months ended June 30, 2023 was primarily due to sales of miscellaneous equipment.

Interest expense. Interest expense decreased by 6%, from $55 million for the three months ended June 30, 2023 to $52 million for the three months ended June 30, 2024 primarily due to lower Prior Credit Facility borrowings between periods and the repurchase and redemption of the remaining $548 million principal amount of the 2026 Notes during the second quarter of 2024, partially offset by the issuance of $600 million principal amount of 2032 Notes during the first quarter of 2024.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 6%, from $26 million for the three months ended June 30, 2023 to $28 million for the three months ended June 30, 2024 primarily due to higher processing and fractionation fees as a result of annual CPI-based adjustments and increased fractionation volumes between periods.

Loss on early extinguishment of debt. During the three months ended June 30, 2024, we repurchased or redeemed the remaining $548 million aggregate principal amount of our 2026 Notes at a weighted average premium of 101.974% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million. There was no loss on early extinguishment of debt for the three months ended June 30, 2023. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense remained relatively consistent for the three months ended June 30, 2023 and 2024 at $29 million and $28 million, respectively, which reflects effective tax rates of 25.1% and 24.8%, respectively.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2024

The operating results of our reportable segments are as follows:

	Six Months Ended June 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$434,644	141,908	—	576,552
Revenue–third-party	—	546	—	546
Gathering—low pressure fee rebate	(24,000)	—	—	(24,000)
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	392,101	125,661	—	517,762
Operating expenses:
Direct operating	49,272	61,196	—	110,468
General and administrative (excluding equity-based compensation)	10,898	7,326	2,459	20,683
Equity-based compensation	10,652	3,743	431	14,826
Facility idling	—	1,211	—	1,211
Depreciation	44,259	26,170	—	70,429
Accretion of asset retirement obligations	—	88	—	88
Loss on settlement of asset retirement obligations	—	620	—	620
Loss (gain) on asset sale	5,572	(3)	—	5,569
Total operating expenses	120,653	100,351	2,890	223,894
Operating income	271,448	25,310	(2,890)	293,868
Other income (expense):
Interest expense, net	—	—	(110,012)	(110,012)
Equity in earnings of unconsolidated affiliates	50,428	—	—	50,428
Total other income (expense)	50,428	—	(110,012)	(59,584)
Income before income taxes	321,876	25,310	(112,902)	234,284
Income tax expense	—	—	(60,765)	(60,765)
Net income and comprehensive income	$321,876	25,310	(173,667)	173,519
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Six Months Ended June 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$456,586	126,511	—	583,097
Revenue–third-party	—	1,085	—	1,085
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	438,043	110,803	—	548,846
Operating expenses:
Direct operating	52,333	57,994	—	110,327
General and administrative (excluding equity-based compensation)	14,345	4,539	2,630	21,514
Equity-based compensation	16,750	3,677	499	20,926
Facility idling	—	934	—	934
Depreciation	47,029	27,642	—	74,671
Accretion of asset retirement obligations	—	91	—	91
Loss on asset sale	—	1,379	—	1,379
Total operating expenses	130,457	96,256	3,129	229,842
Operating income	307,586	14,547	(3,129)	319,004
Other income (expense):
Interest expense, net	—	—	(105,494)	(105,494)
Equity in earnings of unconsolidated affiliates	55,127	—	—	55,127
Loss on early extinguishment of debt	—	—	(13,750)	(13,750)
Total other income (expense)	55,127	—	(119,244)	(64,117)
Income before income taxes	362,713	14,547	(122,373)	254,887
Income tax expense	—	—	(64,924)	(64,924)
Net income and comprehensive income	$362,713	14,547	(187,297)	189,963
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Six Months Ended June 30,		Increase	Percentage
	2023	2024	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	586,129	596,918	10,789	2%
Compression (MMcf)	578,163	592,063	13,900	2%
Gathering—high pressure (MMcf)	518,019	542,369	24,350	5%
Fresh water delivery (MBbl)	20,695	17,636	(3,059)	(15)%
Other fluid handling (MBbl)	9,918	10,205	287	3%
Wells serviced by fresh water delivery	46	36	(10)	(22)%
Gathering—low pressure (MMcf/d)	3,238	3,280	42	1%
Compression (MMcf/d)	3,194	3,253	59	2%
Gathering—high pressure (MMcf/d)	2,862	2,980	118	4%
Fresh water delivery (MBbl/d)	114	97	(17)	(15)%
Other fluid handling (MBbl/d)	55	56	1	2%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.35	0.36	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.22	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.21	4.30	0.09	2%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	281,386	290,278	8,892	3%
Fractionation—Joint Venture (MBbl)	6,775	7,280	505	7%
Processing—Joint Venture (MMcf/d)	1,555	1,595	40	3%
Fractionation—Joint Venture (MBbl/d)	37	40	3	8%
*	Not meaningful or applicable.
(1)	The average realized fees for the six months ended June 30, 2024 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 6%, from $518 million for the six months ended June 30, 2023 to $549 million for the six months ended June 30, 2024. Total revenues included amortization of customer relationships of $35 million for each of the six months ended June 30, 2023 and 2024. Gathering and processing revenues increased by 12%, from $392 million for the six months ended June 30, 2023 to $438 million for the six months ended June 30, 2024. Water handling revenues decreased by 12%, from $126 million for the six months ended June 30, 2023 to $111 million for the six months ended June 30, 2024. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $32 million period over period primarily due to lower growth incentive fee rebates of $24 million due to the expiration of the program on December 31, 2023, increased throughput volumes of 11 Bcf, or 42 MMcf/d, and increased low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 64 additional wells being connected to our system since June 30, 2023.
●	Compression revenue increased $5 million period over period primarily due to increased throughput volumes of 14 Bcf, or 59 MMcf/d, and increased compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to 64 additional wells being connected to our system since June 30, 2023 and two compressor stations that were acquired during the second quarter of 2024.
●	High pressure gathering revenue increased $9 million period over period primarily due to increased throughput volumes of 24 Bcf, or 118 MMcf/d and increased high pressure gathering rates as a result of an annual CPI-based adjustment. The high pressure gathering volumes increased period over period primarily due to 64 additional wells being connected to our system since June 30, 2023 and our acquisition of 48 miles of high pressure gathering lines during the second quarter of 2024.

Water Handling

●	Fresh water delivery revenue decreased $11 million period over period primarily due to decreased fresh water delivery volumes of 3 MMBbl, or 17 MBbl/d, partially offset by a 1.6% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes decreased between periods primarily due to fewer wells serviced by our fresh water delivery system as a result of the timing of well completions by Antero Resources.
●	Other fluid handling services revenue decreased $4 million period over period primarily due to decreased water trucking volumes, which are billed at cost plus 3%, partially offset by higher blending volumes and rates between periods.

Direct operating expenses. Direct operating expenses remained consistent at $110 million for the six months ended June 30, 2023 and 2024, respectively. Gathering and processing direct operating expenses increased by 6%, from $49 million for the six months ended June 30, 2023 to $52 million for the six months ended June 30, 2024 primarily due to increased gathering and compression volumes between periods and our acquisition of two compressor stations and 48 miles of high pressure gathering lines during the second quarter of 2024. Water handling direct operating expenses decreased by 5%, from $61 million for the six months ended June 30, 2023 to $58 million for the six months ended June 30, 2024 primarily due to lower water handling and fresh water volumes between periods, partially offset by increased pipeline maintenance, repair and monitoring activities between periods, partially offset by decreased fresh water delivery volumes during the six months ended June 30, 2024.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $21 million and $22 million for the six months ended June 30, 2023 and 2024, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased from $15 million for the six months ended June 30, 2023 to $21 million for the six months ended June 30, 2024 primarily due to annual equity-based awards granted during the first quarter of 2024. Our equity-based awards vest over three or four year service periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 6%, from $70 million for the six months ended June 30, 2023 to $75 million for the six months ended June 30, 2024. This increase was primarily due to $3 million related to assets placed in service or acquired between periods and $2 million of higher expense related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations during the six months ended June 30, 2024.

Loss on asset sale. Loss on asset sale of $6 million for the six months ended June 30, 2023 was primarily due to sales of miscellaneous equipment.

Interest expense. Interest expense decreased by 4%, from $110 million for the six months ended June 30, 2023 to $105 million for the six months ended June 30, 2024 primarily due to lower Prior Credit Facility borrowings between periods and the repurchase and redemption of the remaining $550 million principal amount of the 2026 Notes during the six months ended June 30, 2024, partially offset by the issuance of $600 million principal amount of 2032 Notes during the six months ended June 30, 2024.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 9%, from $50 million for the six months ended June 30, 2023 to $55 million for the six months ended June 30, 2024 primarily due to increased processing and fractionation volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Loss on early extinguishment of debt. During the six months ended June 30, 2024, we repurchased or otherwise fully redeemed the $550 million aggregate principal amount of our 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million. There was no loss on early extinguishment of debt for the six months ended June 30, 2023. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense increased by 7%, from $61 million for the six months ended June 30, 2023 to $65 million for the six months ended June 30, 2024, which reflects effective tax rates of 25.9% and 25.5%, respectively. The increase in income tax expense between periods is primarily due to higher income before income taxes during the six months ended June 30, 2024.

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

Our Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended June 30, 2024. The dividend is payable on August 7, 2024 to stockholders of record as of July 24, 2024. Our Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock that is payable on August 14, 2024 in accordance with their terms as discussed in Note 11—Equity and Net Income Per Common Share. As of June 30, 2024, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of June 30, 2024, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2024:

	Six Months Ended June 30,
(in thousands)	2023	2024
Net cash provided by operating activities	$368,305	426,367
Net cash used in investing activities	(84,211)	(148,422)
Net cash used in financing activities	(284,094)	(278,011)
Net decrease in cash and cash equivalents	$—	(66)

Operating activities. Net cash provided by operating activities was $368 million and $426 million for the six months ended June 30, 2023 and 2024, respectively. The increase in cash flows provided by operations between periods was primarily due to higher gathering and processing revenues, changes in working capital and higher distributions from our equity method investments during the six months ended June 30, 2024, partially offset by lower water handling revenues between periods.

Investing activities. Net cash flows used in investing activities was $84 million and $148 million for the six months ended June 30, 2023 and 2024, respectively. The increase in cash flows used in investing activities between periods was primarily due to our acquisition of gathering and compression assets during the second quarter of 2024 of $70 million, before closing adjustments, partially offset by decreased capital spending for our water handling systems of $9 million primarily as a result of fewer capital projects between periods.

Financing activities. Net cash used in financing activities was $284 million and $278 million for the six months ended June 30, 2023 and 2024, respectively. The decrease in cash flows used in financing activities between periods was primarily due to the issuance of the 2032 Notes of $600 million, partially offset by our repurchases and redemption of the 2026 Notes of $561 million, higher net repayments on our Prior Credit Facility of $18 million, deferred financing costs payments for the 2032 Notes of $7 million and higher tax withholdings for the settlement of equity-based compensation awards of $6 million between periods.

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

Our capital expenditures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2024	2023	2024
Gathering systems and facilities	$34,475	41,352	55,724	65,914
Water handling systems	13,847	9,924	26,201	15,134
Investments in unconsolidated affiliates	262	—	262	—
Total capital expenditures	$48,584	51,276	82,187	81,048

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. At June 30, 2024, we had $556 million of borrowings or letters of credit outstanding under the Prior Credit Facility. A 1.0% increase in the Prior Credit Facility interest rate would have resulted in an estimated $1 million increase in interest expense for the six months ended June 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans	Under the Plan (2)
April 1, 2024 – April 30, 2024	647,730	$13.66	—	$500,000,000
May 1, 2024 – May 31, 2024	968	14.15	—	500,000,000
June 1, 2024 – June 30, 2024	—	—	—	500,000,000
Total	648,698	$13.66	—
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	In February 2024, the Board authorized a $500 million share repurchase program. During the three months ended June 30, 2024, we did not make any repurchases under this program.

Item 5. Other INFORMATION.

Amended and Restated Credit Facility

On July 30, 2024, we entered into an amendment and restatement of our senior secured revolving credit facility. A description of the New Credit Facility is included in Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and is incorporated into this Item 5. The description of the New Credit Facility is a summary and is qualified in its entirety by the terms of the New Credit Facility. A copy of the New Credit Facility is filed as Exhibit 10.2 hereto, and is incorporated herein by reference.

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
10.1

Amended and Restated Antero Midstream Corporation Long Term Incentive Plan, dated June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 6, 2024).

10.2

Third Amended and Restated Credit Agreement, dated July 30, 2024, among Antero Midstream Partners LP, as the Borrower, the Lenders party thereto and Wells Fargo Banks, National Association, as Administrative Agent.

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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended June 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	July 31, 2024