Form 10-Q
period 2024-09-30
Antero Midstream Corp
filed 2024-10-30
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Number of shares of the registrant’s common stock outstanding as of October 25, 2024 (in thousands): 481,324

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	September 30,
	2023	2024
Assets
Current assets:
Cash and cash equivalents	$66	—
Accounts receivable–Antero Resources	88,610	98,037
Accounts receivable–third party	952	536
Other current assets	1,500	1,303
Total current assets	91,128	99,876

Property and equipment, net	3,793,523	3,892,154
Investments in unconsolidated affiliates	626,650	609,427
Customer relationships	1,215,431	1,162,427
Other assets, net	10,886	13,567
Total assets	$5,737,618	5,777,451

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,457	5,317
Accounts payable–third party	10,499	9,718
Accrued liabilities	80,630	75,565
Other current liabilities	831	920
Total current liabilities	96,417	91,520
Long-term liabilities:
Long-term debt	3,213,216	3,171,664
Deferred income tax liability, net	265,879	369,004
Other	10,375	15,362
Total liabilities	3,585,887	3,647,550

Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2023 and September 30, 2024
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2023 and September 30, 2024	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 479,713 and 481,295 issued and outstanding as of December 31, 2023 and September 30, 2024, respectively	4,797	4,813
Additional paid-in capital	2,046,487	2,025,348
Retained earnings	100,447	99,740
Total stockholders' equity	2,151,731	2,129,901
Total liabilities and stockholders' equity	$5,737,618	5,777,451

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2023	2024
Revenue:
Gathering and compression–Antero Resources	$214,992	234,847
Water handling–Antero Resources	66,132	52,294
Water handling–third party	383	397
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	263,839	269,870
Operating expenses:
Direct operating	51,914	51,724
General and administrative (including $8,349 and $11,945 of equity-based compensation in 2023 and 2024, respectively)	17,633	22,872
Facility idling	722	405
Depreciation	30,745	32,534
Impairment of property and equipment	—	332
Accretion of asset retirement obligations	45	49
Loss (gain) on asset sale	467	(473)
Total operating expenses	101,526	107,443
Operating income	162,313	162,427
Other income (expense):
Interest expense, net	(55,233)	(51,812)
Equity in earnings of unconsolidated affiliates	27,397	27,668
Loss on early extinguishment of debt	—	(341)
Total other expense	(27,836)	(24,485)
Income before income taxes	134,477	137,942
Income tax expense	(36,657)	(38,202)
Net income and comprehensive income	$97,820	99,740

Net income per common share–basic	$0.20	0.21
Net income per common share–diluted	$0.20	0.21

Weighted average common shares outstanding:
Basic	479,676	481,288
Diluted	482,840	485,532

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2023	2024
Revenue:
Gathering and compression–Antero Resources	$625,636	691,433
Water handling–Antero Resources	208,040	178,805
Water handling–third party	929	1,482
Amortization of customer relationships	(53,004)	(53,004)
Total revenue	781,601	818,716
Operating expenses:
Direct operating	162,382	162,051
General and administrative (including $23,175 and $32,871 of equity-based compensation in 2023 and 2024, respectively)	53,142	65,312
Facility idling	1,933	1,339
Depreciation	101,174	107,205
Impairment of property and equipment	—	332
Accretion of asset retirement obligations	133	140
Loss on settlement of asset retirement obligations	620	—
Loss on asset sale	6,036	906
Total operating expenses	325,420	337,285
Operating income	456,181	481,431
Other income (expense):
Interest expense, net	(165,245)	(157,306)
Equity in earnings of unconsolidated affiliates	77,825	82,795
Loss on early extinguishment of debt	—	(14,091)
Total other expense	(87,420)	(88,602)
Income before income taxes	368,761	392,829
Income tax expense	(97,422)	(103,126)
Net income and comprehensive income	$271,339	289,703

Net income per common share–basic	$0.57	0.60
Net income per common share–diluted	$0.56	0.60

Weighted average common shares outstanding:
Basic	479,267	480,765
Diluted	481,908	484,910

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Retained	Total
	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2022	$—	478,497	$4,785	2,104,740	82,793	2,192,318
Dividends to stockholders	—	—	—	(25,709)	(82,793)	(108,502)
Equity-based compensation	—	—	—	6,327	—	6,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	148	1	(1,167)	—	(1,166)
Net income and comprehensive income	—	—	—	—	86,507	86,507
Balance at March 31, 2023	—	478,645	4,786	2,084,191	86,507	2,175,484
Dividends to stockholders	—	—	—	(24,267)	(86,507)	(110,774)
Equity-based compensation	—	—	—	8,499	—	8,499
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,011	11	(7,193)	—	(7,182)
Net income and comprehensive income	—	—	—	—	87,012	87,012
Balance at June 30, 2023	—	479,656	4,797	2,061,230	87,012	2,153,039
Dividends to stockholders	—	—	—	(21,053)	(87,012)	(108,065)
Equity-based compensation	—	—	—	8,349	—	8,349
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	22	—	(3)	—	(3)
Net income and comprehensive income	—	—	—	—	97,820	97,820
Balance at September 30, 2023	$—	479,678	$4,797	2,048,523	97,820	2,151,140

Balance at December 31, 2023	$—	479,713	$4,797	2,046,487	100,447	2,151,731
Dividends to stockholders	—	—	—	(8,542)	(100,447)	(108,989)
Equity-based compensation	—	—	—	9,327	—	9,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	615	6	(5,622)	—	(5,616)
Net income and comprehensive income	—	—	—	—	103,926	103,926
Balance at March 31, 2024	—	480,328	4,803	2,041,650	103,926	2,150,379
Dividends to stockholders	—	—	—	(8,154)	(103,926)	(112,080)
Equity-based compensation	—	—	—	11,599	—	11,599
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	915	9	(8,856)	—	(8,847)
Net income and comprehensive income	—	—	—	—	86,037	86,037
Balance at June 30, 2024	—	481,243	4,812	2,036,239	86,037	2,127,088
Dividends to stockholders	—	—	—	(22,470)	(86,037)	(108,507)
Equity-based compensation	—	—	—	11,945	—	11,945
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	52	1	(366)	—	(365)
Net income and comprehensive income	—	—	—	—	99,740	99,740
Balance at September 30, 2024	$—	481,295	$4,813	2,025,348	99,740	2,129,901

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2024
Cash flows provided by (used in) operating activities:
Net income	$271,339	289,703
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	101,174	107,205
Accretion of asset retirement obligations	133	140
Impairment of property and equipment	—	332
Deferred income tax expense	97,422	103,126
Equity-based compensation	23,175	32,871
Equity in earnings of unconsolidated affiliates	(77,825)	(82,795)
Distributions from unconsolidated affiliates	94,900	100,911
Amortization of customer relationships	53,004	53,004
Amortization of deferred financing costs	4,463	4,721
Settlement of asset retirement obligations	(869)	(513)
Loss on settlement of asset retirement obligations	620	—
Loss on asset sale	6,036	906
Loss on early extinguishment of debt	—	14,091
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(6,867)	(9,427)
Accounts receivable–third party	436	883
Other current assets	(1,307)	63
Accounts payable–Antero Resources	(1,766)	1,143
Accounts payable–third party	1,214	(1,100)
Accrued liabilities	5,460	(3,961)
Net cash provided by operating activities	570,742	611,303
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(90,175)	(110,514)
Additions to water handling systems	(39,850)	(23,493)
Investments in unconsolidated affiliates	(262)	(893)
Acquisition of gathering systems and facilities	(266)	(69,992)
Cash received in asset sales	1,071	1,158
Change in other assets	(26)	(1)
Change in other liabilities	—	659
Net cash used in investing activities	(129,508)	(203,076)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(326,871)	(329,252)
Dividends to preferred stockholders	(413)	(413)
Issuance of Senior Notes	—	600,000
Redemption of Senior Notes	—	(560,862)
Payments of deferred financing costs	—	(12,738)
Borrowings on Credit Facility	759,300	1,299,500
Repayments on Credit Facility	(864,900)	(1,389,700)
Employee tax withholding for settlement of equity-based compensation awards	(8,350)	(14,828)
Net cash used in financing activities	(441,234)	(408,293)
Net decrease in cash and cash equivalents	—	(66)
Cash and cash equivalents, beginning of period	—	66
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$159,019	160,700
Cash received during the period for income taxes	$—	104
Increase in accrued capital expenditures and accounts payable for property and equipment	$9,171	2,413

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and September 30, 2024, results of operations for the three and nine months ended September 30, 2023 and 2024 and cash flows for the nine months ended September 30, 2023 and 2024. The Company has no items of other comprehensive income or loss; therefore, net income is equal to comprehensive income.

Certain costs of doing business incurred and charged to the Company by Antero Resources have been reflected in the accompanying unaudited condensed consolidated financial statements. These costs include general and administrative expenses provided to the Company by Antero Resources in exchange for:

●	business services, such as payroll, accounts payable and facilities management;
●	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and
●	employee compensation.

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

Reportable Segments

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. ASU 2023-07 is required to be applied retrospectively to all prior

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

periods presented in the financial statements. The Company is evaluating the impact that ASU 2023-07 will have on the financial statements. The Company plans to adopt ASU 2023-07 in the Annual Report on Form 10-K for the year ending December 31, 2024.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax expense (benefit) and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, although early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact that ASU 2023-09 will have on the financial statements and the transition method it plans to use for adoption. The Company plans to adopt ASU 2023-09 in the Annual Report on Form 10-K for the year ending December 31, 2025.

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 17 years, which reflects the remaining economic life of the relationships as of September 30, 2024. The carrying amount of customer relationships were as follows:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2023	2024
Gross carrying value of customer relationships	$1,555,000	1,555,000
Accumulated amortization of customer relationships	(339,569)	(392,573)
Customer relationships	$1,215,431	1,162,427

Future amortization expense as of September 30, 2024 is as follows (in thousands):

Remainder of year ending December 31, 2024	$17,668
Year ending December 31, 2025	70,672
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Year ending December 31, 2028	70,672
Thereafter	862,071
Total	$1,162,427

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned in the three and nine months ended September 30, 2023 and 2024 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company. Direct operating expense includes costs charged to the Company of $5 million during each of the three months ended September 30, 2023 and 2024, and $13 million and $15 million during the nine months ended September 30, 2023 and

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

2024, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets. General and administrative expense includes costs charged to the Company by Antero Resources of $7 million and $9 million during the three months ended September 30, 2023 and 2024, respectively, and $22 million and $24 million during the nine months ended September 30, 2023 and 2024, respectively. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

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

The 2019 gathering and compression agreement included a growth incentive fee program whereby low pressure gathering fees were reduced from 2020 through 2023 to the extent Antero Resources achieved certain quarterly volumetric targets during such time. Antero Resources’ throughput gathered under the Marcellus gathering and compression agreement was not considered in low pressure gathering volume targets. For the three and nine months ended September 30, 2023, Antero Resources earned rebates of $12 million and $36 million, respectively, from the Company by achieving the first level volumetric target during each of the first three quarters of 2023. The growth incentive fee rebate program expired on December 31, 2023.

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

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. As of September 30, 2024, the minimum lease payments for the 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement end in 2034, 2024 and 2026, respectively.

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of September 30, 2024 are as follows (in thousands):

Remainder of year ending December 31, 2024	$58,702
Year ending December 31, 2025	320,323
Year ending December 31, 2026	301,108
Year ending December 31, 2027	236,768
Year ending December 31, 2028	168,465
Thereafter	276,219
Total	$1,361,585

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Water Handling

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2024	2023	2024	Reportable Segment
Type of service
Gathering—low pressure	$106,731	107,418	$311,410	319,734	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	—	(36,000)	—	Gathering and Processing (1)
Compression	62,903	63,887	182,858	189,119	Gathering and Processing (1)
Gathering—high pressure	57,358	63,542	167,368	182,580	Gathering and Processing (1)
Fresh water delivery	40,989	28,091	128,214	103,937	Water Handling
Other fluid handling	25,526	24,600	80,755	76,350	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	(27,814)	(27,814)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	(25,190)	(25,190)	Water Handling
Total	$263,839	269,870	$781,601	818,716

Type of contract
Per unit fixed fee	$226,992	234,847	$661,636	691,433	Gathering and Processing (1)
Gathering—low pressure fee rebate	(12,000)	—	(36,000)	—	Gathering and Processing (1)
Per unit fixed fee	41,371	28,489	129,143	105,419	Water Handling
Cost plus 3%	19,789	16,469	63,031	53,007	Water Handling
Cost of service fee	5,355	7,733	16,795	21,861	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	(27,814)	(27,814)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	(25,190)	(25,190)	Water Handling
Total	$263,839	269,870	$781,601	818,716
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2023 and September 30, 2024, were $89 million and $98 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	September 30,
(in thousands)	Useful Lives	2023	2024
Land	n/a	$31,668	31,237
Gathering systems and facilities	40-50 years (1)	3,345,845	3,531,786
Permanent buried pipelines and equipment	7-20 years	646,469	654,250
Surface pipelines and equipment	1-7 years	90,871	105,409
Heavy trucks and equipment	3-5 years	5,157	4,413
Above ground storage tanks	5-10 years	5,130	5,131
Other assets	3-20 years	8,110	8,111
Construction-in-progress	n/a	192,852	189,475
Total property and equipment		4,326,102	4,529,812
Less accumulated depreciation		(532,579)	(637,658)
Property and equipment, net		$3,793,523	3,892,154
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(b)	Asset Acquisition

On May 1, 2024, the Company acquired certain Marcellus gas gathering and compression assets from Summit for $70 million in cash, before closing adjustments, with an effective date of April 1, 2024. The acquired assets include 48 miles of high pressure gathering pipelines and two compressor stations with 100 MMcf/d of compression capacity. These assets were already interconnected to the Company’s low pressure and high pressure gas gathering systems at the time of acquisition and service Antero Resources’ production. Substantially all of the cash consideration for this asset acquisition was allocated to gathering systems and facilities, included in property and equipment, net in the condensed consolidated balance sheet.

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2023	2024
Credit Facility (a)	$630,100	539,900
7.875% senior notes due 2026 (b)	550,000	—
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
5.375% senior notes due 2029 (e)	750,000	750,000
6.625% senior notes due 2032 (f)	—	600,000
Total principal	3,230,100	3,189,900
Unamortized debt premium	1,291	985
Unamortized debt issuance costs	(18,175)	(19,221)
Total long-term debt	$3,213,216	3,171,664

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Credit Facility

On July 30, 2024, Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), amended and restated its senior secured revolving credit facility with a consortium of banks. References to the (i) “Prior Credit Facility” refer to the credit facility in effect for periods prior to July 30, 2024, (ii) “New Credit Facility” refer to the credit facility in effect on or after July 30, 2024 and (iii) “Credit Facility” refer to the Prior Credit Facility and New Credit Facility, collectively.

Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2023 and September 30, 2024, respectively. The New Credit Facility matures on July 30, 2029; provided that if on the date that is 91 days prior to the stated maturity of the 2027 Notes (as defined below), the 2028 Notes (as defined below) or the 2029 Notes (as defined below), a principal amount greater than or equal to $50 million of the applicable Notes and the sum (A) of Total Outstandings (as defined in the New Credit Facility) plus (B) the outstanding principal amount of such notes on such date minus (C) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the New Credit Facility), the New Credit Facility will mature on such date. As of September 30, 2024, the New Credit Facility had an available borrowing capacity of $710 million.

The Credit Facility contains certain covenants including restrictions on indebtedness, and requirements with respect to leverage and interest coverage ratios. The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents. The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2023 and September 30, 2024, respectively.

The Credit Facility provides for borrowing under either the Adjusted Term Secured Overnight Financing Rate (“SOFR”) or the Base Rate (as each term is defined in the Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) Base Rate loans, quarterly and (ii) SOFR Loans at the end of the applicable interest period if three months (or shorter, if applicable), or every three months if the applicable interest period is longer than three months. Interest is payable at a variable rate based on SOFR or the Base Rate, determined by election at the time of borrowing, plus an applicable interest margin rate under the Credit Facility. During any period that is not an Investment Grade Period (as defined in the New Credit Facility), the interest margin is determined with reference to the Borrower’s then-current leverage ratio subject to certain exceptions, which for SOFR loans range from 1.50% to 2.50%. Commitment fees on the unused portion of the New Credit Facility are due quarterly at rates ranging from 0.25% to 0.375% subject to certain exceptions based on the leverage ratio then in effect.

As of December 31, 2023, the Borrower had outstanding borrowings under the Prior Credit Facility of $630 million with a weighted average interest rate of 7.08%. As of September 30, 2024, the Borrower had outstanding borrowings under the New Credit Facility of $540 million with a weighted average interest rate of 6.59%. No letters of credit were outstanding under the Credit Facility as of December 31, 2023 and September 30, 2024.

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

During the nine months ended September 30, 2024, the Issuers repurchased or otherwise fully redeemed $550 million aggregate principal amount of its 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million, which included the write-off of all unamortized debt issuance costs.

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

During the three and nine months ended September 30, 2023 and 2024, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2023	2024
Capital expenditures	$22,195	24,578
Operating expenses	12,060	15,217
Interest expense	37,565	29,577
Ad valorem taxes	6,521	3,210
Other	2,289	2,983
Total accrued liabilities	$80,630	75,565

(9) Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes costs related to its long term incentive plans. Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital.

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the Antero Midstream Corporation Long Term Incentive Plan under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. On June 5, 2024, that Company’s stockholders approved the Amended and Restated Antero Midstream Corporation Long Term Incentive Plan (the “AM LTIP”). This amendment increased the number of shares of the Company’s common stock reserved for awards from 15,398,901 shares to 28,735,901 shares, and extended the term of the plan from March 12, 2029 to June 5, 2034. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of September 30, 2024, a total of 16,306,731 shares were available for future grant under the AM LTIP.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2024	2023	2024
Restricted stock units	$6,358	9,114	17,969	25,036
Performance share units	1,741	2,582	4,525	7,087
Equity awards issued to directors	250	249	681	748
Total expense	$8,349	11,945	23,175	32,871

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	5,877,170	$10.28
Granted	2,476,696	13.45
Vested	(2,617,562)	10.01
Forfeited	(68,868)	12.11
Total awarded and unvested—September 30, 2024	5,667,436	$11.76

As of September 30, 2024, unamortized equity-based compensation expense of $48 million related to the unvested RSUs is expected to be recognized over a weighted average period of 1.9 years.

(c)	Performance Share Unit Awards

2024 Performance Share Unit Awards

In March 2024, the Company granted performance share unit awards (“PSUs”) to certain of its executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period concluding on December 31, 2026 as compared to a targeted ROIC (“2024 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2024 ROIC PSUs ranges from zero to 200% of the target number of 2024 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2024 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2024 ROIC PSU awards was probable as of September 30, 2024.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	952,101	$10.90
Granted	350,237	13.44
Total awarded and unvested—September 30, 2024	1,302,338	$11.59

As of September 30, 2024, unamortized equity-based compensation expense of $14 million related to the unvested PSUs is expected to be recognized over a weighted average period of 1.7 years.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2022	January 25, 2023	February 8, 2023	$108,364	$0.2250
*	February 14, 2023	February 14, 2023	138	*
Q1 2023	April 26, 2023	May 10, 2023	110,607	0.2250
*	May 15, 2023	May 15, 2023	137	*
Q2 2023	July 26, 2023	August 9, 2023	107,900	0.2250
*	August 14, 2023	August 14, 2023	138	*
Q3 2023	October 25, 2023	November 8, 2023	107,975	0.2250
*	November 14, 2023	November 14, 2023	137	*
	Total 2023		$435,396

Q4 2023	January 24, 2024	February 7, 2024	$107,918	$0.2250
*	February 14, 2024	February 14, 2024	138	*
Q1 2024	April 24, 2024	May 8, 2024	112,818	0.2250
*	May 15, 2024	May 15, 2024	137	*
Q2 2024	July 24, 2024	August 7, 2024	108,516	0.2250
*	August 14, 2024	August 14, 2024	138	*
	Total 2024		$329,665
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Net Income Per Common Share.

On October 9, 2024, the Board announced the declaration of a cash dividend on the shares of the Company’s common stock of $0.2250 per share for the quarter ended September 30, 2024. The dividend is payable on November 6, 2024 to stockholders of record as of October 23, 2024. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that is payable on November 14, 2024 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Net Income Per Common Share. As of September 30, 2024, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

(b)	Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2024	2023	2024
Basic weighted average number of common shares outstanding	479,676	481,288	479,267	480,765
Add: Dilutive effect of RSUs	1,670	2,056	1,401	2,180
Add: Dilutive effect of PSUs	659	1,524	405	1,301
Add: Dilutive effect of Series A Preferred Stock	835	664	835	664
Diluted weighted average number of common shares outstanding	482,840	485,532	481,908	484,910

There were no anti-dilutive securities outstanding during the three and nine months ended September 30, 2023 and 2024.

(c)	Net Income Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2023	2024	2023	2024
Net income	$97,820	99,740	271,339	289,703
Less preferred stock dividends	(138)	(138)	(413)	(413)
Net income available to common shareholders	$97,682	99,602	270,926	289,290

Net income per common share–basic	$0.20	0.21	0.57	0.60
Net income per common share–diluted	$0.20	0.21	0.56	0.60

Weighted average common shares outstanding–basic	479,676	481,288	479,267	480,765
Weighted average common shares outstanding–diluted	482,840	485,532	481,908	484,910

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2023		September 30, 2024
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$565,785	546,631	—	—
2027 Notes	642,655	647,313	647,725	647,883
2028 Notes	641,030	645,702	650,780	646,435
2029 Notes	720,000	743,470	741,975	744,251
2032 Notes	—	—	619,500	593,195
Total	$2,569,470	2,583,116	2,659,980	2,631,764
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premium.
(b)	Other Assets and Liabilities

The carrying values of accounts receivable and accounts payable as of December 31, 2023 and September 30, 2024 approximated fair value because of their short-term nature. The carrying value of the amounts under the Credit Facility as of December 31, 2023 and September 30, 2024 approximated fair value because the variable interest rates are reflective of current market conditions.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2023	$508,821	117,829	626,650
Additional investments	—	893	893
Equity in earnings of unconsolidated affiliates (1)	76,658	6,137	82,795
Distributions from unconsolidated affiliates	(89,346)	(11,565)	(100,911)
Balance as of September 30, 2024	$496,133	113,294	609,427
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3, 2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which includes pre-judgment interest through April 30, 2023. Antero Treatment was also awarded costs and attorneys’ fees, the amount of which will be determined in separate proceedings. On May 26, 2023, Veolia filed a notice of appeal of the final judgment. On June 9, 2023, Antero Treatment filed a notice of cross-appeal. Oral argument at the Colorado Court of Appeals occurred on October 15, 2024; however, no decision by such Court has yet been issued.

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

(b)	Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended September 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$214,992	66,132	—	281,124
Revenue–third-party	—	383	—	383
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	205,721	58,118	—	263,839
Operating expenses:
Direct operating	23,547	28,367	—	51,914
General and administrative	12,240	4,039	1,354	17,633
Facility idling	—	722	—	722
Depreciation	17,710	13,035	—	30,745
Accretion of asset retirement obligations	—	45	—	45
Loss on asset sale	467	—	—	467
Total operating expenses	53,964	46,208	1,354	101,526
Operating income	$151,757	11,910	(1,354)	162,313

Equity in earnings of unconsolidated affiliates	$27,397	—	—	27,397
Additions to property and equipment	$31,019	14,267	—	45,286

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$234,847	52,294	—	287,141
Revenue–third-party	—	397	—	397
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	225,576	44,294	—	269,870
Operating expenses:
Direct operating	24,516	27,208	—	51,724
General and administrative	17,086	4,308	1,478	22,872
Facility idling	—	405	—	405
Depreciation	18,632	13,902	—	32,534
Impairment of property and equipment	332	—	—	332
Accretion of asset retirement obligations	—	49	—	49
Gain on asset sale	—	(473)	—	(473)
Total operating expenses	60,566	45,399	1,478	107,443
Operating income (loss)	$165,010	(1,105)	(1,478)	162,427

Equity in earnings of unconsolidated affiliates	$27,668	—	—	27,668
Additions to property and equipment	$48,184	7,351	—	55,535

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Nine Months Ended September 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$625,636	208,040	—	833,676
Revenue–third-party	—	929	—	929
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	597,822	183,779	—	781,601
Operating expenses:
Direct operating	72,819	89,563	—	162,382
General and administrative	33,790	15,108	4,244	53,142
Facility idling	—	1,933	—	1,933
Depreciation	61,969	39,205	—	101,174
Accretion of asset retirement obligations	—	133	—	133
Loss on settlement of asset retirement obligations	—	620	—	620
Loss (gain) on asset sale	6,039	(3)	—	6,036
Total operating expenses	174,617	146,559	4,244	325,420
Operating income	$423,205	37,220	(4,244)	456,181

Equity in earnings of unconsolidated affiliates	$77,825	—	—	77,825
Additions to property and equipment	$90,175	39,850	—	130,025

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$691,433	178,805	—	870,238
Revenue–third-party	—	1,482	—	1,482
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	663,619	155,097	—	818,716
Operating expenses:
Direct operating	76,849	85,202	—	162,051
General and administrative	48,181	12,524	4,607	65,312
Facility idling	—	1,339	—	1,339
Depreciation	65,661	41,544	—	107,205
Impairment of property and equipment	332	—	—	332
Accretion of asset retirement obligations	—	140	—	140
Loss on asset sale	—	906	—	906
Total operating expenses	191,023	141,655	4,607	337,285
Operating income	$472,596	13,442	(4,607)	481,431

Equity in earnings of unconsolidated affiliates	$82,795	—	—	82,795
Additions to property and equipment	$110,514	23,493	—	134,007

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

The summarized total assets of the Company’s reportable segments are as follows:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2023	2024
Gathering and Processing	$4,691,827	4,783,690
Water Handling	1,045,725	993,636
Unallocated (1)	66	125
Total assets	$5,737,618	5,777,451
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Senior Notes

Issuance of 2032 Senior Notes

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

Repurchase of 2026 Senior Notes

During the nine months ended September 30, 2024, we repurchased or otherwise fully redeemed $550 million aggregate principal amount of our 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest. The 2026 Notes were retired as of May 16, 2024. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Share Repurchase Program

On February 13, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $500 million of shares of our outstanding common stock. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program. During the three and nine months ended September 30, 2024, we did not repurchase any shares under this program.

Market Conditions and Business Trends

Commodity Markets

Benchmark prices for natural gas decreased significantly, while benchmark prices for oil remained consistent and benchmark prices for NGLs increased during the nine months ended September 30, 2024 as compared to the same period of 2023. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to historical levels, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through the third quarter of 2024. For example, the Consumer Price Index (“CPI”) for all urban consumers increased 3.7% from September 2022 to September 2023 and an additional 2.4% from September 2023 to September 2024 as compared to the Federal Reserve’s stated goal of 2%. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the three months ended September 30, 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 0.5% in September 2024. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for additional information.

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

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2024

The operating results of our reportable segments are as follows:

	Three Months Ended September 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$226,992	66,132	—	293,124
Revenue–third-party	—	383	—	383
Gathering—low pressure fee rebate	(12,000)	—	—	(12,000)
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	205,721	58,118	—	263,839
Operating expenses:
Direct operating	23,547	28,367	—	51,914
General and administrative (excluding equity-based compensation)	5,797	2,383	1,104	9,284
Equity-based compensation	6,443	1,656	250	8,349
Facility idling	—	722	—	722
Depreciation	17,710	13,035	—	30,745
Accretion of asset retirement obligations	—	45	—	45
Loss on asset sale	467	—	—	467
Total operating expenses	53,964	46,208	1,354	101,526
Operating income	151,757	11,910	(1,354)	162,313
Other income (expense):
Interest expense, net	—	—	(55,233)	(55,233)
Equity in earnings of unconsolidated affiliates	27,397	—	—	27,397
Total other income (expense)	27,397	—	(55,233)	(27,836)
Income before income taxes	179,154	11,910	(56,587)	134,477
Income tax expense	—	—	(36,657)	(36,657)
Net income and comprehensive income	$179,154	11,910	(93,244)	97,820
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Three Months Ended September 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$234,847	52,294	—	287,141
Revenue–third-party	—	397	—	397
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	225,576	44,294	—	269,870
Operating expenses:
Direct operating	24,516	27,208	—	51,724
General and administrative (excluding equity-based compensation)	7,495	2,203	1,229	10,927
Equity-based compensation	9,591	2,105	249	11,945
Facility idling	—	405	—	405
Depreciation	18,632	13,902	—	32,534
Impairment of property and equipment	332	—	—	332
Accretion of asset retirement obligations	—	49	—	49
Gain on asset sale	—	(473)	—	(473)
Total operating expenses	60,566	45,399	1,478	107,443
Operating income (loss)	165,010	(1,105)	(1,478)	162,427
Other income (expense):
Interest expense, net	—	—	(51,812)	(51,812)
Equity in earnings of unconsolidated affiliates	27,668	—	—	27,668
Loss on early extinguishment of debt	—	—	(341)	(341)
Total other income (expense)	27,668	—	(52,153)	(24,485)
Income (loss) before income taxes	192,678	(1,105)	(53,631)	137,942
Income tax expense	—	—	(38,202)	(38,202)
Net income (loss) and comprehensive income (loss)	$192,678	(1,105)	(91,833)	99,740
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Three Months Ended September 30,		Increase	Percentage
	2023	2024	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	305,676	301,468	(4,208)	(1)%
Compression (MMcf)	300,967	300,790	(177)	*
Gathering—high pressure (MMcf)	269,986	280,189	10,203	4%
Fresh water delivery (MBbl)	9,750	6,514	(3,236)	(33)%
Other fluid handling (MBbl)	4,961	4,751	(210)	(4)%
Wells serviced by fresh water delivery	15	9	(6)	(40)%
Gathering—low pressure (MMcf/d)	3,323	3,277	(46)	(1)%
Compression (MMcf/d)	3,271	3,269	(2)	*
Gathering—high pressure (MMcf/d)	2,935	3,046	111	4%
Fresh water delivery (MBbl/d)	106	71	(35)	(33)%
Other fluid handling (MBbl/d)	54	52	(2)	(4)%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.35	0.36	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.23	0.02	10%
Average fresh water delivery fee ($/Bbl)	$4.20	4.31	0.11	3%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	148,672	149,039	367	*
Fractionation—Joint Venture (MBbl)	3,680	3,680	—	*
Processing—Joint Venture (MMcf/d)	1,616	1,620	4	*
Fractionation—Joint Venture (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	The average realized fees for the three months ended September 30, 2024 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 2%, from $264 million for the three months ended September 30, 2023 to $270 million for the three months ended September 30, 2024. Total revenues included amortization of customer relationships of $18 million for the three months ended September 30, 2023 and 2024. Gathering and processing revenues increased by 10%, from $206 million for the three months ended September 30, 2023 to $226 million for the three months ended September 30, 2024. Water handling revenues decreased by 24%, from $58 million for the three months ended September 30, 2023 to $44 million for the three months ended September 30, 2024. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $13 million period over period primarily due to lower growth incentive fee rebates of $12 million due to the expiration of the program on December 31, 2023 and increased low pressure gathering rates as a result of annual CPI-based adjustments, partially offset by decreased throughput volumes of 4 Bcf, or 46 MMcf/d. Low pressure gathering volumes decreased between periods primarily due to natural production decline, partially offset by 67 additional wells being connected to our system since September 30, 2023.
●	Compression revenue increased $1 million period over period primarily due to increased compression rates as a result of annual CPI-based adjustments. Compression volumes remained consistent between periods primarily due to 67 additional wells being connected to our system since September 30, 2023 and two compressor stations that were acquired during the second quarter of 2024, fully offset by natural production decline between periods.
●	High pressure gathering revenue increased $6 million period over period primarily due to our acquisition of 48 miles of high pressure gathering lines during the second quarter of 2024 and increased high pressure gathering rates as a result of an annual CPI-based adjustment.

Water Handling

●	Fresh water delivery revenue decreased $13 million period over period primarily due to decreased fresh water delivery volumes of 3 MMBbl, or 35 MBbl/d, partially offset by a 1.6% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes decreased between periods primarily due to fewer wells serviced by our fresh water delivery system as a result of the timing of well completions by Antero Resources.
●	Other fluid handling services revenue decreased $1 million period over period primarily due to lower other fluid handling volumes of 0.2 MMBbl, or 2 MBbl/d, between periods.

Direct operating expenses. Direct operating expenses remained consistent at $52 million for the three months ended September 30, 2023 and 2024. Gathering and processing direct operating expenses increased by 4%, from $24 million for the three months ended September 30, 2023 to $25 million for the three months ended September 30, 2024 primarily due to our acquisition of two compressor stations and 48 miles of high pressure gathering lines during the second quarter of 2024. Water handling direct operating expenses decreased by 4%, from $28 million for the three months ended September 30, 2023 to $27 million for the three months ended September 30, 2024 primarily due to decreased fresh water delivery volumes during the three months ended September 30, 2024, partially offset by increased pipeline maintenance, repair and monitoring activities between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased by 18% from $9 million for the three months ended September 30, 2023 to $11 million for the three months ended September 30, 2024 primarily due to higher costs allocated to us from Antero Resources.

Equity-based compensation expenses. Equity-based compensation expenses increased from $8 million for the three months ended September 30, 2023 to $12 million for the three months ended September 30, 2024 primarily due to annual equity-based awards granted during the first quarter of 2024. Our equity-based awards vest over three or four year service periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense remained relatively consistent at $31 million and $33 million for the three months ended September 30, 2023 and 2024, respectively.

Interest expense. Interest expense decreased by 6%, from $55 million for the three months ended September 30, 2023 to $52 million for the three months ended September 30, 2024 primarily due to lower Credit Facility borrowings between periods and lower interest expense on our Senior Notes due to the repurchase and redemption of the $550 million principal amount of the 2026 Notes during the first and second quarters of 2024, partially offset by the issuance of $600 million principal amount of 2032 Notes during the first quarter of 2024.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained relatively consistent at $27 million and $28 million for the three months ended September 30, 2023 and 2024, respectively.

Income tax expense. Income tax expense remained relatively consistent for the three months ended September 30, 2023 and 2024 at $37 million and $38 million, respectively, which reflects effective tax rates of 27.3% and 27.7%, respectively.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2024

The operating results of our reportable segments are as follows:

	Nine Months Ended September 30, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$661,636	208,040	—	869,676
Revenue–third-party	—	929	—	929
Gathering—low pressure fee rebate	(36,000)	—	—	(36,000)
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	597,822	183,779	—	781,601
Operating expenses:
Direct operating	72,819	89,563	—	162,382
General and administrative (excluding equity-based compensation)	16,695	9,709	3,563	29,967
Equity-based compensation	17,095	5,399	681	23,175
Facility idling	—	1,933	—	1,933
Depreciation	61,969	39,205	—	101,174
Accretion of asset retirement obligations	—	133	—	133
Loss on settlement of asset retirement obligations	—	620	—	620
Loss (gain) on asset sale	6,039	(3)	—	6,036
Total operating expenses	174,617	146,559	4,244	325,420
Operating income	423,205	37,220	(4,244)	456,181
Other income (expense):
Interest expense, net	—	—	(165,245)	(165,245)
Equity in earnings of unconsolidated affiliates	77,825	—	—	77,825
Total other income (expense)	77,825	—	(165,245)	(87,420)
Income before income taxes	501,030	37,220	(169,489)	368,761
Income tax expense	—	—	(97,422)	(97,422)
Net income and comprehensive income	$501,030	37,220	(266,911)	271,339
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Nine Months Ended September 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$691,433	178,805	—	870,238
Revenue–third-party	—	1,482	—	1,482
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	663,619	155,097	—	818,716
Operating expenses:
Direct operating	76,849	85,202	—	162,051
General and administrative (excluding equity-based compensation)	21,840	6,742	3,859	32,441
Equity-based compensation	26,341	5,782	748	32,871
Facility idling	—	1,339	—	1,339
Depreciation	65,661	41,544	—	107,205
Impairment of property and equipment	332	—	—	332
Accretion of asset retirement obligations	—	140	—	140
Loss on asset sale	—	906	—	906
Total operating expenses	191,023	141,655	4,607	337,285
Operating income	472,596	13,442	(4,607)	481,431
Other income (expense):
Interest expense, net	—	—	(157,306)	(157,306)
Equity in earnings of unconsolidated affiliates	82,795	—	—	82,795
Loss on early extinguishment of debt	—	—	(14,091)	(14,091)
Total other income (expense)	82,795	—	(171,397)	(88,602)
Income before income taxes	555,391	13,442	(176,004)	392,829
Income tax expense	—	—	(103,126)	(103,126)
Net income and comprehensive income	$555,391	13,442	(279,130)	289,703
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Nine Months Ended September 30,		Increase	Percentage
	2023	2024	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	891,805	898,386	6,581	1%
Compression (MMcf)	879,130	892,853	13,723	2%
Gathering—high pressure (MMcf)	788,005	822,558	34,553	4%
Fresh water delivery (MBbl)	30,445	24,150	(6,295)	(21)%
Other fluid handling (MBbl)	14,879	14,956	77	1%
Wells serviced by fresh water delivery	61	45	(16)	(26)%
Gathering—low pressure (MMcf/d)	3,267	3,279	12	*
Compression (MMcf/d)	3,220	3,259	39	1%
Gathering—high pressure (MMcf/d)	2,886	3,002	116	4%
Fresh water delivery (MBbl/d)	112	88	(24)	(21)%
Other fluid handling (MBbl/d)	55	55	—	*
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.35	0.36	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.22	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.21	4.30	0.09	2%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	430,058	439,317	9,259	2%
Fractionation—Joint Venture (MBbl)	10,455	10,960	505	5%
Processing—Joint Venture (MMcf/d)	1,575	1,603	28	2%
Fractionation—Joint Venture (MBbl/d)	38	40	2	5%
*	Not meaningful or applicable.
(1)	The average realized fees for the nine months ended September 30, 2024 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 5%, from $782 million for the nine months ended September 30, 2023 to $819 million for the nine months ended September 30, 2024. Total revenues included amortization of customer relationships of $53 million for each of the nine months ended September 30, 2023 and 2024. Gathering and processing revenues increased by 11%, from $598 million for the nine months ended September 30, 2023 to $664 million for the nine months ended September 30, 2024. Water handling revenues decreased by 16%, from $184 million for the nine months ended September 30, 2023 to $155 million for the nine months ended September 30, 2024. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $45 million period over period primarily due to lower growth incentive fee rebates of $36 million due to the expiration of the program on December 31, 2023, increased throughput volumes of 7 Bcf, or 12 MMcf/d, and increased low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 67 additional wells being connected to our system since September 30, 2023.
●	Compression revenue increased $6 million period over period primarily due to increased throughput volumes of 14 Bcf, or 39 MMcf/d, and increased compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to 67 additional wells being connected to our system since September 30, 2023 and two compressor stations that were acquired during the second quarter of 2024.
●	High pressure gathering revenue increased $15 million period over period primarily due to increased throughput volumes of 35 Bcf, or 116 MMcf/d and increased high pressure gathering rates as a result of an annual CPI-based adjustment. The high pressure gathering volumes increased period over period primarily due to 67 additional wells being connected to our system since September 30, 2023 and our acquisition of 48 miles of high pressure gathering lines during the second quarter of 2024.

Water Handling

●	Fresh water delivery revenue decreased $24 million period over period primarily due to decreased fresh water delivery volumes of 6 MMBbl, or 24 MBbl/d, partially offset by a 1.6% increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes decreased between periods primarily due to fewer wells serviced by our fresh water delivery system as a result of the timing of well completions by Antero Resources.
●	Other fluid handling services revenue decreased $5 million period over period primarily due to decreased water trucking volumes, which are billed at cost plus 3%, and lower high rate transfer services during the nine months ended September 30, 2024, partially offset by higher blending cost of service fees between periods.

Direct operating expenses. Direct operating expenses remained consistent at $162 million for the nine months ended September 30, 2023 and 2024. Gathering and processing direct operating expenses increased by 6%, from $73 million for the nine months ended September 30, 2023 to $77 million for the nine months ended September 30, 2024 primarily due to increased gathering and compression volumes between periods and our acquisition of two compressor stations and 48 miles of high pressure gathering lines during the second quarter of 2024. Water handling direct operating expenses decreased by 5%, from $89 million for the nine months ended September 30, 2023 to $85 million for the nine months ended September 30, 2024 primarily due to lower fresh water volumes and decreased wastewater handling costs between periods, partially offset by increased pipeline maintenance, repair and monitoring activities.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased by 8%, from $30 million for the nine months ended September 30, 2023 to $32 million for the nine months ended September 30, 2024 primarily due to higher costs allocated to us from Antero Resources.

Equity-based compensation expenses. Equity-based compensation expenses increased from $23 million for the nine months ended September 30, 2023 to $33 million for the nine months ended September 30, 2024 primarily due to annual equity-based awards granted during the first quarter of 2024. Our equity-based awards vest over three or four year service periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 6%, from $101 million for the nine months ended September 30, 2023 to $107 million for the nine months ended September 30, 2024. This increase was primarily due to $3 million related to assets placed in service, $2 million of higher expense related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations during the nine months ended September 30, 2024 and $1 million for our assets acquired during the second quarter of 2024.

Loss on asset sale. Loss on asset sale of $6 million and $1 million for the nine months ended September 30, 2023 and 2024, respectively, was primarily due to sales of miscellaneous equipment.

Interest expense. Interest expense decreased by 5%, from $165 million for the nine months ended September 30, 2023 to $157 million for the nine months ended September 30, 2024 primarily due to lower Credit Facility borrowings between periods and lower interest expense on our Senior Notes due to the repurchase and redemption of the remaining $550 million principal amount of the 2026 Notes during the nine months ended September 30, 2024, partially offset by the issuance of $600 million principal amount of 2032 Notes during the nine months ended September 30, 2024.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 6%, from $78 million for the nine months ended September 30, 2023 to $83 million for the nine months ended September 30, 2024 primarily due to increased processing and fractionation volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Loss on early extinguishment of debt. During the nine months ended September 30, 2024, we repurchased or otherwise fully redeemed the $550 million aggregate principal amount of our 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million. There was no loss on early extinguishment of debt for the nine months ended September 30, 2023. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense increased by 6%, from $97 million for the nine months ended September 30, 2023 to $103 million for the nine months ended September 30, 2024, which reflects effective tax rates of 26.4% and 26.3%, respectively. The increase in income tax expense between periods is primarily due to higher income before income taxes during the nine months ended September 30, 2024.

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

Our Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended September 30, 2024. The dividend is payable on November 6, 2024 to stockholders of record as of October 23, 2024. Our Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock that is payable on November 14, 2024 in accordance with their terms as discussed in Note 11—Equity and Net Income Per Common Share. As of September 30, 2024, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of September 30, 2024, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2024:

	Nine Months Ended September 30,
(in thousands)	2023	2024
Net cash provided by operating activities	$570,742	611,303
Net cash used in investing activities	(129,508)	(203,076)
Net cash used in financing activities	(441,234)	(408,293)
Net decrease in cash and cash equivalents	$—	(66)

Operating activities. Net cash provided by operating activities was $571 million and $611 million for the nine months ended September 30, 2023 and 2024, respectively. The increase in cash flows provided by operations between periods was primarily due to higher gathering and processing revenues and increased distributions from our equity method investments during the nine months ended September 30, 2024, partially offset by lower water handling revenues and changes in working capital between periods.

Investing activities. Net cash flows used in investing activities was $130 million and $203 million for the nine months ended September 30, 2023 and 2024, respectively. The increase in cash flows used in investing activities between periods was primarily due to our acquisition of gathering and compression assets during the second quarter of 2024 of $70 million, before closing adjustments, and increased capital spending for our gathering and processing systems of $20 million as a result of increased compression station and high pressure line capital projects between periods, partially offset by decreased capital spending for our water handling systems of $16 million primarily as a result of fewer capital projects between periods.

Financing activities. Net cash used in financing activities was $441 million and $408 million for the nine months ended September 30, 2023 and 2024, respectively. The decrease in cash flows used in financing activities between periods was primarily due to the issuance of the 2032 Notes of $600 million and lower net repayments on our Credit Facility of $15 million, partially offset by our repurchases and redemption of the 2026 Notes of $561 million, deferred financing costs payments on our 2032 Senior Notes and New Credit Facility of $13 million and higher tax withholdings for the settlement of equity-based compensation awards of $6 million between periods.

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

Our capital expenditures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2024	2023	2024
Gathering systems and facilities	$42,579	49,365	98,303	115,279
Water handling systems	14,692	6,007	40,893	21,141
Investments in unconsolidated affiliates	—	893	262	893
Total capital expenditures	$57,271	56,265	139,458	137,313

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of September 30, 2024, we had $540 million of borrowings and no letters of credit outstanding under the New Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $3 million increase in interest expense for the nine months ended September 30, 2024.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
			Total Number of	Dollar Value of
	Total Number	Average Price	Shares Purchased	Shares that May
	of Shares	Paid per	as Part of Publicly	Yet be Purchased
Period	Purchased (1)	Share	Announced Plans	Under the Plan (2)
July 1, 2024 – July 31, 2024	25,018	$14.62	—	$500,000,000
August 1, 2024 – August 31, 2024	—	—	—	500,000,000
September 1, 2024 – September 30, 2024	—	—	—	500,000,000
Total	25,018	$14.62	—
(1)	The total number of shares purchased represents shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	In February 2024, the Board authorized a $500 million share repurchase program. During the three months ended September 30, 2024, we did not make any repurchases under this program.

Item 5. Other INFORMATION.

On October 30, 2024, the Company announced that the Board, upon the recommendation of its Nominating & Governance Committee, appointed Jeffrey S. Muñoz to the Board as a Class II director. Mr. Muñoz was also appointed to serve on the Board’s Audit Committee, Environmental, Social and Governance (ESG) Committee and Nominating & Governance Committee. The Board determined that Mr. Muñoz meets the independence requirements under the rules of the New York Stock Exchange and the Company’s independence standards, and that there are no transactions between the Company and Mr. Muñoz that would require disclosure under Item 404(a) of Regulation S-K. There are no understandings or arrangements between Mr. Muñoz and any other person pursuant to which Mr. Muñoz was selected to serve as a director of the Board. In addition, the Board determined that Mr. Muñoz qualifies as an “audit committee financial expert” as defined by the SEC.

Mr. Muñoz will receive the standard non-employee director compensation for serving on the Board and committees of the Board. The specific terms of such compensation are described further in the Company’s annual proxy statement that was filed with the SEC on April 25, 2024.

In connection with his appointment, the Company entered into an Indemnification Agreement with Mr. Muñoz pursuant to which the Company agreed to indemnify Mr. Muñoz to the fullest extent permitted under Delaware law against liability that may arise by reason of his service to the Company and to advance his expenses incurred as a result of any proceeding against him to which he could be indemnified.

The foregoing description is qualified in its entirety by reference to the full text of such Indemnification Agreement, the form of which is filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 12, 2019 and incorporated in this Item 5 by reference.

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
10.1

Third Amended and Restated Credit Agreement, dated July 30, 2024, among Antero Midstream Partners LP, as the Borrower, the Lenders party thereto and Wells Fargo Banks, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on July 31, 2024).

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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended September 30, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	October 30, 2024