Form 10-K
period 2024-12-31
Antero Midstream Corp
filed 2025-02-12
CIK 1623925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.0 billion based on the $14.74 per share closing price of Antero Midstream Corporation’s common stock as reported on that day on the New York Stock Exchange.

Number of shares of the registrant’s common stock outstanding as of February 7, 2025 (in thousands): 478,606

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

GLOSSARY OF COMMONLY USED TERMS

The following are abbreviations and definitions of certain terms used in this document, some of which are commonly used in the midstream oil and gas industry:

ASC. Accounting Standards Codification.

ASU. Accounting Standards Update.

Antero Midstream Partners. Antero Midstream Partners LP.

Antero Resources. Antero Resources Corporation.

Antero Treatment. Antero Treatment LLC.

Bbl. One stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate, NGLs or water.

Bbl/d” Bbl per day.

Bcf. One billion cubic feet of natural gas.

Bcf/d. Bcf per day.

Bcfe. One billion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six thousand cubic feet of natural gas.

Bcfe/d. Bcfe per day.

CPI. Consumer Price Index.

Credit Facility. As the context requires, (i) for any date prior to July 30, 2024, the senior secured revolving credit facility pursuant to the Second Amended and Restated Credit Agreement, dated as of October 26, 2021, and (ii) for July 30, 2024 and thereafter, the New Credit Facility.

DOT. Department of Transportation.

Dry gas. A natural gas containing insufficient quantities of hydrocarbons heavier than methane to allow their commercial extraction or to require their removal in order to render the gas suitable for fuel use.

EPA. Environmental Protection Agency.

ESG. Environmental, social and governance.

Expansion capital. Cash expenditures to construct new midstream infrastructure and those expenditures incurred in order to extend the useful lives of our assets, reduce costs, increase revenues or increase system throughput or capacity from current levels, including well connections that increase existing system throughput.

FASB. Financial Accounting Standards Board.

FERC. Federal Energy Regulatory Commission.

Field. An area consisting of a single reservoir or multiple reservoirs all grouped on, or related to, the same individual geological structural feature or stratigraphic condition. The field name refers to the surface area, although it may refer to both the surface and the underground productive formations.

Finance Corp. Antero Midstream Finance Corporation.

Fresh water. Water that is either (i) raw fresh water or (ii) produced or flowback water that has been treated, including through blending operations.

i

GAAP. Generally accepted accounting principles in the United States of America.

GHG. Greenhouse gas.

High pressure pipelines. Pipelines gathering or transporting natural gas that has been dehydrated and compressed to the pressure of the downstream pipelines or processing plants.

Hydrocarbon. An organic compound containing only carbon and hydrogen.

IRS. The Internal Revenue Service of the United States of America.

Joint Venture. The joint venture entered into on February 6, 2017 between Antero Midstream Partners, which is our wholly owned subsidiary, and MarkWest, a wholly owned subsidiary of MPLX, LP, to develop processing and fractionation assets in Appalachia.

Low pressure pipelines. Pipelines gathering natural gas at or near wellhead pressure that has yet to be compressed (other than by well pad gas lift compression or dedicated well pad compressors) and dehydrated.

Maintenance capital. Cash expenditures (including expenditures for the construction or development of new capital assets or the replacement, improvement or expansion of existing capital assets) made to maintain, over the long term, our operating capacity or revenue.

MarkWest. MarkWest Energy Partners, L.P.

MBbl. One thousand Bbls.

MBbl/d. One thousand Bbls per day.

Mcf. One thousand cubic feet of natural gas.

MMBtu. One million British thermal units.

MMcf. One million cubic feet of natural gas.

MMcf/d. One million cubic feet per day.

Natural gas. Hydrocarbon gas found in the earth, composed of methane, ethane, butane, propane and other gases.

New Credit Facility. The senior secured revolving credit facility pursuant to the Third Amended and Restated Credit Agreement, dated as of July 30, 2024

NGLs. Natural gas liquids. Hydrocarbons found in natural gas that may be extracted as purity products such as ethane, propane, isobutane, normal butane and natural gasoline.

NYMEX. New York Mercantile Exchange.

Oil. Crude oil and condensate.

Other fluid handling services. Flowback and produced water services, including blending and storage operations, and transportation away from the well site.

SEC. United States Securities and Exchange Commission.

Stonewall. Stonewall Gas Gathering LLC.

Tcfe. One trillion cubic feet of natural gas equivalent with one barrel of oil, condensate or NGLs converted to six thousand cubic feet of natural gas.

Throughput. The volume of product transported or passing through a pipeline, plant, terminal or other facility.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources expected production and development plan;
●	our ability to execute our business strategy;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	natural gas, NGLs and oil prices;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	our ability to execute our share repurchase and dividend programs;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all and the ability of such assets to operate as designed or at expected levels;
●	costs of conducting our operations;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East, and world health events;
●	actions taken by third-party producers, operators, processors and transporters;
●	competition;
●	government regulations and changes in laws;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	expectations regarding the amount and timing of litigation awards;
●	pending legal or environmental matters;
●	uncertainty regarding our future operating results;
●	credit markets;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions; and
●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

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

Summary Risk Factors

Customer Concentration

●	Because substantially all of our revenue is currently derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.
●	Because of the natural decline in production from existing wells, our success depends, in part, on Antero Resources’ ability to replace declining production and our ability to secure new sources of natural gas from Antero Resources or third parties. Additionally, our water handling services are directly associated with Antero Resources’ well completion activities and water needs, which are largely driven by the amount of water used in completing each well. Finally, under certain circumstances, Antero Resources may dispose of acreage dedicated to us free from such dedication without our consent. Any decrease in volumes of natural gas that Antero Resources produces, any decrease in the number of wells that Antero Resources completes, or any decrease in the number of acres that are dedicated to us could adversely affect our business and operating results.

Business Operations

●	A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.
●	Our gathering and compression agreements include minimum volume commitments only under certain circumstances.
●	Our construction or purchase of new gathering and compression, processing, water handling or other assets may not be completed on schedule, at the budgeted cost or at all, may not operate as designed or at the expected levels, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, all of which could adversely affect our financial condition, cash flows and results of operations.
●	Recent action and the possibility of future action on trade by U.S. and foreign governments has increased the costs of certain equipment and materials used in the construction of our assets and has created uncertainty in global markets, which may adversely affect our income from operations and cash flows.
●	If third-party pipelines or other midstream facilities interconnected to our gathering and compression systems become partially or fully unavailable, our operating margin and cash flows could be adversely affected.
●	Our exposure to commodity price risk may change over time.
●	The fees charged to our customers may not escalate sufficiently to cover increases in costs, or the agreements may be amended with less favorable terms, may not be renewed or may be suspended in some circumstances.
●	Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water.
●	ESG matters and conservation measures may adversely impact our business.
●	Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our business, financial condition and results of operations.

Capital Structure and Access to Capital

●	We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful.
●	We will be required to make capital expenditures to increase our asset base. If we cannot obtain needed capital or financing on satisfactory terms, we may be unable to expand our business operations and/or our financial leverage could increase.

v

●	Restrictions in our existing and future debt agreements could adversely affect our business, financial condition and results of operations.

Acquisitions and Takeovers

●	We may be unable to make attractive acquisitions or successfully integrate acquired businesses, and any inability to do so may disrupt our business and hinder our ability to grow.

Joint Ventures

●	We own a 50% interest in the Joint Venture, which is operated by MarkWest. While we have the ability to influence certain business decisions affecting the Joint Venture, the success of our investment in the Joint Venture will depend on MarkWest’s operation of the Joint Venture.
●	If the Joint Venture is not successful or if the Joint Venture does not perform as expected, our future financial performance may be negatively impacted.

Compliance with Regulations

●	We are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
●	If our assets become subject to FERC regulation or federal, state or local regulations or policies change, or if we fail to comply with market behavior rules, our financial condition, cash flows and results of operations could be materially and adversely affected.
●	Increased regulation of hydraulic fracturing could result in reductions or delays in production by our customers, which could reduce the throughput on our gathering and processing systems and the number of wells for which we provide water handling services, which could adversely impact our revenues.
●	Our operations are subject to a series of risks related to climate that could result in increased operating costs, limit the areas in which our customers may conduct oil and gas exploration and production activities, and reduce demand for the services we provide.

Related Parties

●	Antero Resources owns a significant interest in us and, as a result, conflicts of interest will arise from time to time between it and us, and Antero Resources may favor their own interests to the detriment of us and our other stockholders. Additionally, Antero Resources is under no obligation to adopt a business strategy that favors us.
●	Certain of our stockholders have investments in our affiliates that may conflict with the interests of other stockholders.

PART I

Items 1 and 2. Business and Properties

Overview

Antero Midstream Corporation together with its consolidated subsidiaries (“Antero Midstream,” the “Company,” “we,” “us” or “our”) is a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets that primarily service Antero Resources’ production and completion activity in the Appalachian Basin located in West Virginia and Ohio. Our assets consist of gathering systems and compression facilities, water handling and blending facilities and interests in processing and fractionation plants. We conduct our operations and own our operating assets and ownership interests in the Joint Venture and Stonewall through Antero Midstream Partners and its subsidiaries, all of which are wholly-owned. Additionally, Antero Resources has a 29% ownership interest in us as of December 31, 2024.

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

Culture of Continuous Improvement and Responsible Stewardship

We are committed to a culture of continuous improvement, which serves as our foundation to develop and achieve our ESG goals as well as further our goal of environmental stewardship. Innovation, collaboration, technology and establishing meaningful goals have enabled us to improve our safety record, recycle or reuse a substantial majority of Antero Resources’ produced and flowback water and further our commitment to lowering GHG emissions intensity across our operations. Our 2023 ESG Report, available on our website at www.anteromidstream.com/esg, includes more information on our ESG goals, as well as specific initiatives we have in place to help achieve these goals. Our 2023 ESG Report and other information on our website are not incorporated into this Annual Report on Form 10-K or our other filings with the SEC and are not a part of them. Additionally, see “—Regulation of Environmental and Occupational Safety and Health Matters” for additional information on GHG emissions and “Item 1A. Risk Factors” for risks and uncertainties related to our business operations.

Operating Segments

Our operations are located in the United States and are organized into two reportable segments: (1) gathering and processing and (2) water handling. Financial information for our reportable segments is located under Note 16—Reportable Segments to our consolidated financial statements.

Asset Acquisition

On May 1, 2024, we acquired certain Marcellus gas gathering and compression assets from Summit Midstream Partners, LP (NYSE: SMLP) (“Summit”) for $70 million in cash, before closing adjustments, with an effective date of April 1, 2024. The acquired assets include 48 miles of high pressure gathering pipelines and two compressor stations with 100 MMcf/d of compression capacity. These assets were already interconnected to our low pressure and high pressure gas gathering systems at the time of acquisition and service Antero Resources’ production. Currently, we do not expect to make any significant capital investments related to the acquired assets. See Note 6—Property and Equipment to our consolidated financial statements for additional information.

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

The following table provides information regarding our gathering and processing systems and water handling systems as of December 31, 2024:

	Gathering and Processing Systems			Water Handling Systems
	Low Pressure	High Pressure	Compression	Buried	Surface
	Pipeline	Pipeline	Capacity	Water Pipeline	Water Pipeline
	(miles)	(miles)	(Bcf/d)	(miles)	(miles)
Appalachian Basin	413	295	4.6	233	163

During the year ended December 31, 2024, we added 12 miles of low pressure pipeline, 65 miles of high pressure pipeline, including 48 miles of acquired pipelines from our Summit acquisition, one mile of buried water pipeline and 17 miles of surface water pipeline in the Appalachian Basin. In addition, our compression capacity increased by 0.1 Bcf/d during the year ended December 31, 2024 as a result of our Summit asset acquisition and program to repurpose underutilized compressor units to expand existing or construct new compressor stations. In addition, we plan to redeploy 0.2 Bcf/d of compression capacity related to compressor units taken offline during the year ended December 31, 2024 on the construction of new or expansion of existing compression stations. As of December 31, 2024, we had the ability to store 5.3 million barrels of water in 34 impoundments. Additionally, we built water blending and storage infrastructure to support other fluid handling services that we provide to Antero Resources for well completion and production activities. We also own water treatment assets, including the Antero Clearwater Facility (the “Clearwater Facility”), which we idled in September 2019. Since idling the Clearwater Facility, we have satisfied our obligation to handle Antero Resources’ flowback and produced water through our other fluid handling services.

Our Relationship with Antero Resources

Antero Resources is our most significant customer and is one of the largest producers of natural gas and NGLs in North America. As of December 31, 2024, substantially all of Antero Resources’ approximate 567,000 gross acres (521,000 net acres) are dedicated to us for gathering, compression and water services. During the year ended December 31, 2024, Antero Resources produced, on average, 3.4 Bcfe/d net (37% liquids). As of December 31, 2024, Antero Resources’ estimated net proved reserves were 17.9 Tcfe, which were comprised of 59% natural gas, 40% NGLs and 1% oil. Antero Resources’ has a vast drilling inventory of horizontal well locations in the Appalachian Basin (all of which are on acreage dedicated to us) for gathering and compression and water handling services, which provides us with significant opportunities for growth as Antero Resources’ active development program continues.

Antero Resources announced its 2025 drilling and completion budget is $650 million to $700 million, and includes plans to complete 60 to 65 net horizontal wells in the Appalachian Basin. Additionally, Antero Resources’ 2025 capital budget includes $75 million to $100 million for leasehold expenditures, all of which will be dedicated to us. Antero Resources relies significantly on us to deliver the midstream infrastructure necessary to accommodate its development program. For additional information regarding our contracts with Antero Resources, see “—Operational and Managerial Arrangements with Antero Resources.”

We currently derive substantially all of our revenue from Antero Resources. Any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material adverse impact on us. Accordingly, we are indirectly subject to the business risks of Antero Resources. For additional information, see “Item 1A. Risk Factors—Customer Concentration.”

Operational and Managerial Arrangements with Antero Resources

Gathering and Compression

Our gathering and compression service agreements with Antero Resources include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement acquired with the Crestwood Equity Partners LP (“Crestwood”) assets (the “Marcellus gathering and compression agreement”), (iii) a compression agreement acquired with the EnLink Midstream LLC (NYSE: ENLC) (“EnLink”) assets (the “Utica compression agreement”) and (iv) a gathering and compression agreement acquired with the Summit assets (the “Mountaineer gathering and compression agreement,” and together with the 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Utica compression agreement, the “gathering and compression agreements”). See Note 6—Property and Equipment for additional information. Pursuant to these gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has two acreage dedications, one of which expired in 2024 and one that expires in 2030. Upon expiration of the Marcellus gathering and compression agreement, the Utica compression agreement and the Mountaineer gathering and compression agreement, we will continue to provide gathering and compression services under the 2019 gathering and compression agreement. We also have an option to gather and compress natural gas produced by Antero Resources on any undedicated acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement.

Under the gathering and compression agreements, we receive a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual CPI-based adjustments. If and to the extent Antero Resources requests that we construct new low pressure lines, high pressure lines and/or compressor stations, our 2019 gathering and compression agreement contains options at our election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows us to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of December 31, 2024, the minimum volume commitments for the 2019 gathering and compression agreement end in 2034, and the minimum gathering and compression fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement. Additional gathering lines and compressor stations installed on our own initiative are not subject to these minimum volume commitments or cost of service fee options. These minimum volume commitments and rate of return options are intended to support the stability of our cash flows.

Water Handling Services

Pursuant to the water services agreement, we provide certain water handling services to Antero Resources within an area of dedication in defined service areas in Ohio and West Virginia. We also have certain rights of first offer with respect to water services for acreage located outside of the existing dedicated areas. Antero Resources agreed to pay us for all water handling services provided by us in accordance with the terms of the water services agreement, under which Antero Resources has no minimum volume commitments. Under the agreement, Antero Resources will pay, and therefore we will receive, a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Antero Resources also agreed to pay us a fixed fee per barrel for water treatment at the Clearwater Facility, which was idled in the third quarter of 2019 and we expect will remain idled for the foreseeable future. In addition, we also provide other fluid handling services. These operations, along with our fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract. For other fluid handling services provided by third parties, Antero Resources reimburses our third-party out-of-pocket costs plus 3%. For other fluid handling services provided by us, we charge Antero Resources a cost of service fee. The initial term of the water services agreement runs to 2035.

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

Title to Properties

Our real property is classified into two categories: (i) parcels that we own in fee and (ii) parcels in which our interest derives from leases, easements, rights-of-way, permits or licenses from landowners or governmental authorities, permitting the use of such land for our operations. Portions of the land on which our pipelines and major facilities are located are owned by us in fee title, and we believe that we have satisfactory title to these lands. The remainder of the land on which our pipelines and major facilities are located are held by us pursuant to surface leases between us, as lessee, and the fee owner of the lands, as lessors. We have leased or owned these lands without any material challenge known to us relating to the title to the land upon which the assets are located, and we believe that we have satisfactory leasehold estates or fee ownership of such lands. We have no knowledge of any challenge to the underlying fee title of any material lease, easement, right-of-way, permit or license held by us or to our title to any material lease, easement, right-of-way, permit or lease, and we believe that we have satisfactory title to all of our material leases, easements, rights-of-way, permits and licenses.

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

In January 2025, FERC issued an order (Order No. 906) increasing the maximum civil penalty amounts under the NGA and NGPA to adjust for inflation. FERC may now assess civil penalties under the NGA and NGPA of up to $1,584,648 per violation per day.

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

The 2011 Pipeline Safety Act, among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, PHMSA finalized rules that increased the maximum administrative civil penalties for violation of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In December 2024, those maximum civil penalties were increased to $272,926 and $2,729,245, respectively, to account for inflation. The PHMSA has also issued a final rule applying safety regulations to certain rural low-stress hazardous liquid pipelines that were not covered previously by some of its safety regulations.

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in November 2021, PHMSA issued a final rule that imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities in accordance with the PIPES Act of 2020. PHMSA, together with state regulators, completed inspection of these plans in 2022. Additionally, in August 2022, PHMSA finalized the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments,” which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs and strengthened integrity management assessment requirements, among other items. However, in August 2024, the U.S. Court of Appeals for the D.C. Circuit vacated aspects of the 2022 rule relating to high-frequency-electric resistance welding, repair requirements of cracks relating to maximum allowable operating pressure, corrosive constituents, and the dent-safety-factor standard. In April 2024, PHMSA promulgated a final rule that amended Federal pipeline safety regulations to incorporate more than 20 new or updated voluntary, consensus industry technical standards to allow pipeline operators to use current technologies and improved materials. We do not expect our operations to be affected by these new rules or rule changes any differently than other similarly situated midstream companies.

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

Hydraulic Fracturing Activities

Hydraulic fracturing is an important and common practice that is used to stimulate production of natural gas and/or oil from dense subsurface rock formations. The hydraulic fracturing process involves the injection of water, sand and chemicals under pressure through a cased and cemented wellbore into targeted subsurface formations to fracture the surrounding rock and stimulate production. Our primary customer, Antero Resources, uses the water we deliver to it for hydraulic fracturing as part of its completion operations as does most of the U.S. onshore oil and natural gas industry. Hydraulic fracturing is typically regulated by state oil and gas commissions and similar agencies; however, in recent years the EPA has asserted limited authority over hydraulic fracturing pursuant to the federal Safe Drinking Water Act (“SDWA”) and has issued or sought to propose rules related to the control of air emissions, disclosure of chemicals used in the process and the disposal of flowback and produced water resulting from the process. Some states, including those in which we operate, have adopted and other states are considering adopting, regulations that could impose more stringent disclosure and/or well construction requirements on hydraulic fracturing operations. For example, both West Virginia and Ohio have adopted requirements governing well pad construction, as well as requiring oil and natural gas operators to disclose chemical ingredients used to hydraulically fracture wells and to conduct pre-drilling baseline water quality sampling of certain water wells near a proposed horizontal well. Local governments also may seek to adopt ordinances within their jurisdictions regulating the time, place and manner of drilling activities in general or hydraulic fracturing activities in particular. Some states and municipalities have sought to ban hydraulic fracturing altogether. In addition, Congress has from time to time considered legislation to provide for federal regulation of hydraulic fracturing under the SDWA and to require disclosure of the chemicals used in the hydraulic fracturing process. We cannot predict whether any such federal, state or local legal restrictions relating to the hydraulic fracturing process will ever be enacted in areas where our customers operate and if so, what the effects of such restrictions would be. If additional levels of regulation and permits were required through the adoption of new laws and regulations at the federal state or local level, that could lead to delays, increased operating costs and process prohibitions that could reduce the volumes of water and natural gas that move through our systems, which in turn could materially adversely affect our revenues and results of operations.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the Clean Water Act (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States (“WOTUS”). The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. The scope of regulated waters has been subject to substantial controversy and uncertainty, with the Corps and EPA pursuing several rulemakings since 2015 to attempt to define the scope of WOTUS. Most recently, EPA issued a WOTUS rule in September 2023 that is currently only implemented in 24 states due to ongoing litigation. Thus, the operative definition of WOTUS varies by state. To the extent the implementation of this rule, results of the litigation, or any action further expands the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Separately, in April 2020, the federal district court for the District of Montana determined that the Corps CWA Section 404 Nationwide Permit (“NWP”) 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited to the particular pipeline in that case pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the CWA Section 401 certification process. This vacatur was subsequently stayed by the U.S. Supreme Court in April 2022, and the EPA published a final rule to update and replace the relevant regulations in September 2023. Litigation regarding the use of NWP 12 is ongoing. Additionally, in March 2022, the Corps announced it would seek stakeholder input on a formal review of NWP 12, which is also ongoing. While the full extent and impact of these actions is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. However, we cannot predict what, when, or how the Trump administration may take action with respect to any of these regulations. As a result, there is significant uncertainty with respect to wetlands regulations under the CWA at this time.

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

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations and potentially criminal enforcement actions. These laws are frequently subject to change. Most recently, in 2020, the Trump administration maintained the National Ambient Air Quality Standard (“NAAQS”) for ozone at 70 parts per billion for both the eight-hour primary and secondary standards. The EPA’s reconsideration of this standard remains ongoing. These decisions are subject to legal challenge; however, we cannot predict what actions, if any, and on what timeline, the Trump administration may take with respect to these regulations. Several EPA new source performance standards (“NSPS”), and national emission standards for hazardous air pollutants (“NESHAP”), also apply to our facilities and operations. These NSPS and NESHAP standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the “affected facilities” covered by these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi-annual reporting requirements.

Regulation of “Greenhouse Gas” Emissions

In response to findings that emissions of GHGs present an endangerment to public health and the environment, the EPA has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”), pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions regulated under the statute. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for their GHG emissions established by the states or, in some cases, by the EPA, for those emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. However, existing climate change-related regulation has already become a focus of the new Trump Administration. On his first day in office, President Trump signed several Executive Orders rescinding many of the previous administration’s Executive Orders and associated climate-related initiatives. President Trump’s directives included, amongst others, directing the EPA to reconsider its 2009 endangerment findings relating to GHGs, which provides regulatory justification for federal GHG permitting and methane emission control requirements, and directing the EPA to reconsider its use of Social Cost of GHG estimates in federal permitting decisions. We cannot predict the ultimate impact of these Executive Orders or any similar future changes on our business or results of operations.

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized new regulations, known as Subpart OOOOa, that set emissions standards for methane and volatile organic compounds (“VOC”) from new and modified oil and natural gas production and natural gas processing and transmission facilities. Most recently, in December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources. The requirements include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems and zero-emission requirements for certain devices. This rule also establishes a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. These rules are currently subject to legal challenges, and we cannot predict the final outcome. However, the OOOOb rules are currently in effect. Moreover, compliance with the new rules may affect the amount we owe under the Inflation Reduction Act’s (“IRA 2022”) methane fee described below, because compliance with EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. The requirements of the EPA’s final methane rules have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. To the extent not timely repealed or modified by the Trump administration, these rules could impose new compliance costs and permitting burdens on natural gas operations.

In the United States, no comprehensive climate legislation has been implemented at the federal level. In August 2022, the IRA 2022 was signed into law, appropriating significant federal funding for renewable energy initiatives. However, on January 20, 2025, President Trump issued an Executive Order directing agencies to immediately pause the disbursement of funds appropriated through the IRA 2022. The full impact of this Executive Order and related administrative actions is uncertain at this time. For the first time ever, the IRA 2022 imposes a federal fee on excess methane emissions from certain oil and gas facilities. On November 12, 2024, the EPA finalized a rule requiring oil and gas facilities that emit more than 25,000 metric tons of CO2 per year to pay a set fee per metric ton of methane emissions that exceed statutory thresholds. Unless repealed or modified, the emissions fee and renewable and low-carbon energy funding provisions of the law could increase our operating costs and accelerate the transition away from oil and natural gas, which could in turn adversely affect our business and results of operations, as well as those of our customers. Congress may seek to revise the IRA 2022 to remove this rule, but we cannot predict whether, when, or how Congress might seek to do so. The Trump administration may also seek to challenge, repeal, or revise the methane fee rule or the IRA 2022; however, we cannot predict when or whether the new administration may take these actions, if at all, or the resulting impact on our business operations.

Internationally, the Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years beginning in 2020. President Biden recommitted the United States to the Paris Agreement in February 2021, and in April 2021, established a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. However, on January 20, 2025, President Trump signed an Executive Order once again withdrawing the United States from the Paris Agreement. The United States’ participation in future United Nations climate-related conferences and the impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, any Conference of the Parties, or other international conventions cannot be predicted at this time.

Since 2017, we have published an annual ESG Report, which highlights our most significant environmental program improvements and initiatives. As highlighted in our ESG Report, our methane leak loss rate in 2023 was 0.035%, which was calculated in accordance with OneFuture, a voluntary industry partnership focused on reducing methane emissions from the natural gas sector, well below the OneFuture voluntary industry target of 1%.

During 2024, our GHG/methane emission reduction efforts included the following activities:

●	Conducted quarterly facility LDAR inspections on all of our compressor stations.
●	Installed pigging blowdown capture systems at five locations including two compressor stations and three pipeline interchanges.
●	Continued implementation of a double-pig capture process that reduces the frequency of pig receiver blowdowns, which has the effect of reducing emissions and improving labor efficiency.
●	Continued deployment of a technology that was successfully field pilot tested with a major engine manufacturer to reduce total carbon emissions while increasing the efficiency of the engine by adding additional horsepower.
●	Continued to shepherd patent pending technology that passed proof of concept examination for hydraulic emission displacement designed to eliminate GHG emissions from pipeline maintenance activities.
●	Utilized our ESG Advisory Council together with our GHG/Methane Reduction Team to manage the identification, evaluation, monitoring, mitigation and adaptation, as applicable, of risks and opportunities related to the environment.
●	Maintained our marginal abatement cost curve (“MACC”) to effectively and systematically model emission reduction projects across our operations. Our MACC process is instrumental in evaluating the capital improvements required to achieve our net zero scope 1 and scope 2 emissions targets by 2050.

We continue to assess various opportunities for emission reductions. However, we cannot guarantee that we will be able to implement any of the opportunities that we may review or explore. For any such opportunities that we do choose to implement, we cannot guarantee that we will be able to implement them within a specific timeframe or across all operational assets, or their ultimate effectiveness. We did not have any material capital or other non-recurring expenditures in complying with environmental laws or environmental remediation matters in 2024. However, we cannot guarantee that we will not incur material costs related to compliance with or liability under environmental laws and regulations in the future. For risks and uncertainties related to ESG matters, see “Item 1A. Risk Factors—Business Operations—ESG matters and conservation measures may adversely impact our business.”

Increasingly, oil and natural gas companies are exposed to litigation risks related to climate risks. While we are not currently party to any such litigation, we could be named in future actions making similar claims of liability and depending on the nature of the claims asserted and other factors, such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors. Additionally, demand for hydrocarbons, and therefore our products and services, may be reduced by actions taken at the federal, state or local levels to restrict, ban or limit products that rely on oil and natural gas.

Additionally, our access to capital may be impacted by climate risk policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. To the extent implemented or pursued, such policies and commitments could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services.

In addition, in March of 2024, the SEC finalized a rule requiring registrants to include certain climate-related disclosures, including Scope 1 and 2 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. However, this rule is currently paused pending litigation and is expected to be repealed. The timeline for any repeal, if at all, is subject to a number of uncertainties and likely could face legal challenges that would further delay the implementation of any repeal, and we cannot predict the ultimate outcome. Further, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-Related Financial Disclosures (“TCFD”) recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s (“ISSB”) climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of at least $500 million. Reporting under both laws would begin in 2026. These laws are currently subject to legal challenges, but the outcome of such challenges are uncertain at this time. Additionally, New York and other jurisdictions are considering adopting similar climate disclosure laws. Currently, the ultimate impact of these laws on our business is uncertain. The Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the law, but, absent clarification or revisions to the law, alongside the SEC rule, implementation may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate-related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. Separately, the SEC has also from time to time applied additional scrutiny to existing climate-change related disclosures in public filings, and there is the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures to be misleading or deficient.

Moreover, climate risks may also result in various physical risks such as the increased frequency or intensity of extreme weather events or changes in meteorological and hydrological patterns that could adversely impact our financial condition and operations, as well as those of our suppliers or customers. Such physical risks may result in damage to our facilities or otherwise adversely impact our operations, such as if we become subject to water use curtailments in response to drought, or demand for our services, such as to the extent warmer winters reduce the demand for energy for heating purposes. Such physical risks may also impact the infrastructure on which we rely to provide our services. One or more of these developments could have a material adverse effect on our business, financial condition and operations.

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

All of our executive officers and other personnel who provide corporate, general and administrative services to our business are, when providing services to us, concurrently employed by Antero Resources and us pursuant to the terms of a services agreement. In addition, our operational personnel are seconded to us by Antero Resources pursuant to the terms of a secondment agreement and individuals are concurrently employed by Antero Resources and us during such secondment. As of December 31, 2024, 616 people were concurrently employed by us and Antero Resources pursuant to these arrangements.  We and Antero Resources consider our relations with these employees to be generally good.

Total Rewards

We have demonstrated a history of investing in our workforce by offering competitive salaries, fair living wages and comprehensive benefits.  To foster a stronger sense of ownership and align the interests of our personnel with shareholders, we provide long-term incentive programs that include restricted stock units, performance share units and cash awards.  Additionally, we offer short-term cash incentive programs, which are discretionary and are based on individual and company performance factors, among others.  Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week.  To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel.  Among other benefits, these include:

●	comprehensive health insurance, including vision and dental; we have not increased employee premiums in over 17 years;
●	employee Health Savings Accounts, including contributions to these accounts by us;
●	401(k) retirement savings plan with discretionary contribution matching opportunities;
●	competitive paid time off and sick leave programs;
●	paid parental leave;
●	student loan repayment matching opportunities; and
●	wellness support benefits including an employee assistance program, short-term and long-term disability coverage and gym membership and/or fitness subscription reimbursement, among others.

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

Equal Employment Opportunity and Workplace Culture

We are committed to building a culture where equal employment opportunity and a strong workplace culture are core philosophies across our operations. We prohibit all forms of unlawful discrimination and are committed to making opportunities for development and progress available to all employees so their talents can be fully developed to maximize our and their success. We believe that creating an environment that cultivates a sense of belonging requires encouraging employees to continue to educate themselves about each other’s experiences, and we strive to promote the respect and dignity of all persons. We also believe it is important that we foster education, communication and understanding about diverse backgrounds and perspectives as well as belonging. Finally, in line with these beliefs and our commitment to equal employment opportunity, we expect recruiters operating on our behalf to provide us with a diverse pool of candidates.

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

See Item 1A, “Risk Factors” in Antero Resources’ Annual Report on Form 10-K for the year ended December 31, 2024 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full disclosure of the risks associated with Antero Resources’ business.

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

The first of month prices for NYMEX Henry Hub natural gas ranged from a high of $3.43 per MMBtu to a low of $1.58 per MMBtu in 2024, and the calendar month average prices for NYMEX West Texas Intermediate crude oil ranged from a high of $84.39 per barrel to a low of $69.37 per barrel during the same period. Natural gas prices were substantially lower in 2024 than they were in 2023, while oil prices were relatively consistent in 2024 and 2023. The markets for these commodities have historically been volatile, and these markets will likely continue to be volatile in the future. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Appalachian region in recent years. Because Antero Resources’ production and reserves predominantly consist of natural gas (59% of equivalent proved reserves), changes in natural gas prices have significantly greater impact on Antero Resources’ financial results than oil prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at Antero Resources’ ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

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

The construction of gathering pipelines, compressor stations, processing and fractionation facilities and water handling assets is subject to construction cost overruns due to costs and availability of equipment and materials such as steel.  If third party providers of steel products essential to our capital improvements and additions are unable to obtain raw materials, including steel, at historical prices, they may raise the price we pay for such products.  On March 8, 2018, the President of the United States issued two proclamations directing the imposition of ad valorem tariffs of 25% on certain imported steel products and 10% on certain imported aluminum products from most countries, with limited exceptions.  On May 31, 2018, the U.S. announced that it would also impose steel and aluminum tariffs on Canada, Mexico and the 28 member countries of the European Union.  Argentina, Australia, Brazil and South Korea implemented measures to address the impairment to U.S. national security attributable to steel and/or aluminum imports that were deemed satisfactory to the United States.  On May 19, 2019, the U.S. announced that Canada and Mexico had also implemented satisfactory measures to address the threatened impairment to U.S. national security caused by steel and aluminum imports from those countries.  As a result, imports of steel from Argentina, Australia, Brazil, Canada, Mexico and South Korea and aluminum from Argentina, Australia, Canada and Mexico have been exempted from the imposition of tariff-based remedies, but the United States has implemented quantitative restrictions in the form of absolute quotas for steel article imports from Argentina, Brazil and South Korea and aluminum products from Argentina, meaning that imports in excess of the allotted quota will be disallowed.  In addition, effective August 13, 2018, the United States announced that it would impose a 50% ad valorem tariff on steel articles imported from Turkey, which remained in effect until May 21, 2019, at which time a 25% ad valorem tariff on steel articles imported from Turkey was reimposed, consistent with the tariff on imports from most countries.  On January 24, 2020, the United States announced that an additional 25% ad valorem tariff would be imposed on certain derivative steel article imports from all countries except Argentina, Australia, Brazil, Canada, Mexico and South Korea, and that an additional 10% ad valorem tariff would be imposed on certain derivative aluminum article imports from all countries except Argentina, Australia, Canada and Mexico. On August 6, 2020, the U.S. re-imposed the 10% ad valorem tariff on imports of non-alloyed unwrought aluminum from Canada due to a surge in imports of those articles, but on October 27, 2020, retroactively reinstated Canada on the list of countries excluded from tariffs for those articles. On August 28, 2020, the U.S. announced that it would lower one of the quantitative limitations on imports of certain steel articles from Brazil for the remainder of 2020. The U.S. provided relief from these limitations in specific circumstances, namely for production activities with contracts for steel imports from Brazil during the fourth quarter of 2020 entered into before August 28, 2020 that met other specified criteria. In 2020, the U.S. and Mexico also engaged in discussions regarding steel imports pursuant to their Joint Statement of May 17, 2019. On August 31, 2020, the Office of the U.S. Trade Representative announced that Mexico would establish a strict monitoring regime of exports of standard pipe, mechanical tubing and semi-finished steel products to the U.S. through June 1, 2021. The U.S. agreed to continue to exempt Mexico from duty on these imports. On November 5, 2020, the Office of the U.S. Trade Representative announced that Mexico agreed to establish a strict monitoring regime for exports of certain grain-oriented electrical steel (“GOES”)-containing products into the U.S., and the U.S. agreed that Mexico would not be subject to any adjustments of imports of electrical transformers or related parts. In addition, the U.S.-Mexico-Canada Free Trade Agreement (“USMCA”) became effective on July 1, 2020. The USMCA includes agreements related to steel and aluminum imports, including changes to rules-of-origin requirements for steel and aluminum materials originating in North America, rules for determining whether goods containing materials from non-USMCA countries are considered “North American” under the Harmonized Tariff Schedule, and tariff exemptions for certain automotive imports. Following these proclamations, domestic prices for steel rose. Price increases for materials used in the construction of our assets may result in increased costs associated with the continued build-out of our assets, as well as projects under development. Because we generate substantially all of our revenue under agreements with Antero Resources that provide for fixed fee structures, we will generally be unable to pass these cost increases along to our customers, and our income from operations and cash flows may be adversely affected.

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

Our business includes fresh water delivery for use in our customers’ natural gas, NGLs and oil exploration and production activities. Water is an essential component of natural gas, NGLs and oil production during the drilling, and in particular, the hydraulic fracturing process. We derive a significant portion of our revenues from providing fresh water to Antero Resources. Antero

Resources implemented efficiency improvements and water initiatives during 2020, which reduced the amount of fresh water needed to complete their operations. Furthermore, the availability of water supply for our operations may be limited due to, among other things, prolonged drought or state and local governmental authorities restricting the use of water for hydraulic fracturing. The availability of water may also change over time in ways that we cannot control, including as a result of climate related effects such as shifting meteorological and hydrological patterns. Any decrease in the demand for water handling services, or the water supply we need to provide such services, would adversely affect our business and results of operations.

ESG matters and conservation measures may adversely impact our business.

Stakeholder attention to climate risks, societal expectations on companies related to climate risks, investor, regulatory, and societal expectations regarding voluntary and mandatory ESG disclosures, and consumer demand for alternative forms of energy, may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation and negative impacts on our stock price and access to capital markets. Any increased attention to climate risks and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers, including Antero Resources and, depending on the nature of the claims asserted and other factors, such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. And while we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.

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

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings may be used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us, Antero Resources and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, certain institutional lenders may decide not to provide funding for oil and natural gas companies or the corresponding infrastructure projects based on climate related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent ESG matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such ESG matters may also impact Antero Resources and our customers, which may adversely impact our business, financial condition or results of operations.

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

Terrorist attacks or cyberattacks may significantly affect the energy industry, including our operations and those of our suppliers and customers, as well as general economic conditions, consumer confidence and spending and market liquidity. Cyber incidents, including deliberate attacks, have increased in frequency globally. Strategic targets, such as energy related assets, may be at greater risk of future attacks than other targets in the United States. We depend on digital technology in many areas of our business and operations, including, but not limited to, performing many of our gathering and compression and water handling services, processing and recording financial and operating data, oversight and analysis of our operations and communications with the employees supporting our operations and our customers or service providers. We also collect and store sensitive data in the ordinary course of our business, including personally identifiable information as well as our proprietary business information and that of our customers, suppliers, investors and other stakeholders. The growing regulatory landscape around data protection adds additional complexity to safeguarding this information. The secure processing, maintenance and transmission of information is critical to our operations, and we monitor our key information technology systems in an effort to detect and prevent cyberattacks, security breaches or unauthorized access. Despite our security measures, our information technology systems may undergo cyberattacks or security breaches including as a result of employee error, malfeasance or other threat vectors, which could lead to the corruption, loss, or disclosure of proprietary and sensitive data, misdirected wire transfers, and an inability to: perform services for our customers; complete or settle transactions; maintain our books and records; prevent environmental damage; and maintain communications or operations. Significant liability to the Company or third parties may result. We are not able to anticipate, detect or prevent all cyberattacks, particularly because the methodologies used by attackers change frequently or may not be recognized until an attack is already underway or significantly thereafter, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. Cybersecurity attacks are also becoming more sophisticated and include, but are not limited to, ransomware, credential stuffing, spear phishing, social engineering, use of deepfakes (e.g., highly realistic synthetic media generated by artificial intelligence) and other attempts to gain unauthorized access to data for purposes of extortion or other malfeasance.

Our information and operational technologies, systems and networks, and those of our vendors, suppliers, customers and other business partners, may become the target of cyberattacks or information security breaches that result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, or adversely disrupt our business operations. The interconnected nature of our industry heightens the risk that a cybersecurity incident affecting one of our vendors, suppliers, customers or other business partners could propagate across the supply chain, potentially causing widespread operational or financial disruptions. Although we have written policies and procedures for monitoring cybersecurity risk and identifying and reporting incidents, there can be no guarantee they will be effective at preventing cyberattacks or ensuring incidents are timely identified or reported. Some cyber incidents, such as surveillance, ransomware, or deepfake-based social engineering attacks, may remain undetected for some period of time. Advances in computer capabilities, discoveries in the field of artificial intelligence, cryptography, or other developments may result in a compromise or breach of the technology we use to safeguard confidential, personal or other information. As cyberattacks continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In particular, our implementation of various procedures and controls to monitor and mitigate security threats and to increase security for our personnel, information, facilities and infrastructure may result in increased capital and operating costs. While we maintain cyber insurance coverage to help mitigate financial risks associated with cyber incidents, such policies have limitations and do not cover all potential losses, such as reputational harm or regulatory fines. Accordingly, our cyber insurance may not provide coverage for all potential risks arising from cyber incidents. As cyberattacks increase globally in frequency and severity, coverage availability and affordability may further decline. A successful cyberattack or security breach could result in liability resulting from data privacy or cybersecurity claims, liability under data privacy laws, regulatory penalties, damage to our reputation, long-lasting loss of confidence in us, or additional costs for remediation and modification or enhancement of our information systems to prevent future occurrences, all of which could have a material and adverse effect on our business, financial condition or results of operations. To date, we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. No security measure is infallible. Consequently, it is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Capital Structure and Access to Capital

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful.

Our ability to make scheduled payments on, or to refinance, our indebtedness obligations, including the Credit Facility and our senior notes, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Credit Facility and our senior notes.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay investments and capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes. Our ability to restructure or refinance our indebtedness will depend on the condition of the credit and capital markets, including the markets for credit facilities and senior unsecured notes, and our financial condition at such time. Any refinancing of our indebtedness, including using borrowings under the Credit Facility to redeem our senior notes, could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. The terms of existing or future debt instruments, including the Credit Facility and the indentures governing our senior notes, may restrict us from adopting some of these alternatives. In addition, any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness and result in more onerous restrictions in our debt securities and facilities. In the absence of sufficient cash flows and capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Credit Facility and the indentures governing our senior notes place certain restrictions on our ability to dispose of assets and our use of the proceeds from such dispositions. We may not be able to consummate those dispositions, and the proceeds of any such disposition may not be adequate to meet any debt service obligations then due. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

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

Restrictions in our existing and future debt agreements could adversely affect our business, financial condition and results of operations.

The Credit Facility limits our ability to, among other things:

●	permit liens on our properties;
●	make certain investments;
●	merge, consolidate, liquidate or dissolve;
●	dispose of assets;
●	enter into certain types of transactions with affiliates;
●	prepay or amend certain indebtedness; and
●	enter into certain swap and hedging transactions.

The indentures governing our senior notes contains similar restrictive covenants. In addition, the Credit Facility contains covenants requiring us to maintain certain financial ratios. Our ability to meet those financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet any such ratio or test. Additionally, we may not be able to borrow the full amount of commitments under the Credit Facility if doing so would cause us to breach a financial covenant.

The provisions of the Credit Facility and the indentures governing our senior notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Credit Facility or the indentures governing our senior notes could result in a default or an event of default that would restrict our ability to access loans under our Credit Facility and could enable our lenders or noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If our obligations to repay our debt are accelerated, our assets may be insufficient to repay such debt in full, and you could experience a partial or total loss of your investment. See Note 8—Long-Term Debt to our consolidated financial statements for additional information.

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue growth opportunities, reduce cash flow used for our services and place us at a competitive disadvantage. For example, during 2024, we had average outstanding borrowings under the Credit Facility of $420 million, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of $4 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to carry out our business plan.

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

In addition, our agreements governing our debt impose certain limitations on our ability to enter into mergers or combination transactions. The Credit Facility and the indentures governing our senior notes also limit our ability to incur certain indebtedness, which could indirectly limit our ability to engage in acquisitions of businesses.

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

In addition, new or additional regulations, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act (“NEPA”) and analogous state laws, or that impose new permitting requirements on our operations could result in increased costs or delays of, or denial of rights to conduct, our development programs. For instance, in January 2023, the White House’s Council on Environmental Quality (“CEQ”) released guidance to assist federal agencies in assessing the GHG emissions and climate change effects of their proposed actions under NEPA. In May 2024, the CEQ published a final rule which, in the second and final “phase” of updates, revised the implementing regulations of procedural provisions of NEPA and implements NEPA amendments included in the Financial Responsibility Act of 2023. The final rule was challenged by various states. In the U.S. District Court for the District of North Dakota in February 2025, the court issued an order vacating the May 2024 rule citing a November 2024 opinion of the U.S. Court of Appeals for the D.C. Circuit, which held that the CEQ lacks authority to issue NEPA regulations. As a result of these rulings and the recent change in presidential administration, there is significant uncertainty with respect to current and future NEPA regulations. For example, on January 20, 2025, President Trump issued an Executive Order directing the CEQ to issue guidance and propose rescinding existing NEPA regulations to “expedite and simplify the permitting process.” While the full impact of these developments is unclear at this time, any disruption in our ability to obtain permits could result in costs that could have a material adverse effect on our business, financial condition and results of operations.

Further, in April 2020, the federal district court for the District of Montana determined that the CWA Section 404 NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited to the particular pipeline in that case pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the CWA Section 401 certification process. The U.S. Supreme Court has since stayed this vacatur and the EPA published a rule to update and replace the relevant regulations in September 2023. Additionally, in March 2022, the Corps announced that it was seeking stakeholder input on a formal review of NWP 12. While the full extent and impact of these developments is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This in turn could have an adverse effect on our business, financial condition and results of operation.

Separately, the definition of WOTUS has been subject to substantial controversy, with the Corps and EPA pursuing several WOTUS rulemakings since 2015. Most recently, the EPA issued a WOTUS rule in September 2023 that is currently only implemented in 24 states due to ongoing litigation. Thus, the operative definition of WOTUS varies by state. To the extent any action further expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. We cannot predict what, when or how the Trump administration may take action with respect to any of these regulations. Further, any discharges of natural gas, NGLs, oil and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. See “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.

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

Moreover, FERC regulations indirectly impact our businesses and the markets for products derived from these businesses. The FERC’s policies and practices across the range of its natural gas regulatory activities, including, for example, its policies on open access transportation, market manipulation, ratemaking, gas quality, capacity release and market center promotion, indirectly affect the intrastate natural gas market. Should we fail to comply with any applicable FERC administered statutes, rules, regulations and orders, we could be subject to substantial penalties and fines, which could have a material adverse effect on our financial condition, cash flows and results of operations. The FERC has civil penalty authority under the NGA and NGPA to impose penalties for current violations of up to $1,584,648 per day for each violation and disgorgement of profits associated with any violation.

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

As an owner, lessee or operator of gathering pipelines and compressor stations, we are subject to various stringent federal, state, provincial and local laws and regulations relating to the discharge of materials into, and protection of, the environment. Numerous governmental authorities, such as the EPA and analogous state agencies, have the power to enforce compliance with these laws and regulations and the permits issued under them, oftentimes requiring difficult and costly response actions. These laws and regulations may impose various obligations that are applicable to our and our customer’s operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or operating expenditures to limit or prevent releases of materials from our or our customers’ operations, the imposition of specific standards addressing worker protection and the imposition of substantial liabilities and remedial obligations for pollution or contamination resulting from our and our customer’s operations. Failure to comply with these laws, regulations and permits may result in joint and several, strict liability and the assessment of administrative, civil and criminal penalties, the imposition of remedial obligations and the issuance of injunctions limiting or preventing some or all of our operations. Private parties, including the owners of the properties through which our gathering systems pass and facilities where wastes resulting from our operations are taken for reclamation or disposal, may also have the right to pursue legal actions to enforce compliance, as well as to seek damages for non-compliance, with environmental laws and regulations or for personal injury or property damage. We may not be able to recover all or any of these costs from insurance. In addition, we may experience a delay in obtaining or be unable to obtain required permits, which may cause us to lose potential and current customers, interrupt our operations and limit our growth and revenues, which in turn could affect our profitability. There is no assurance that changes in or additions to public policy regarding the protection of the environment will not have a significant impact on our operations and profitability. While the Trump administration may make changes to President Biden’s environmental and climate change initiatives, we cannot predict what, when or how the new administration may take actions to revise existing environmental laws or regulations, if at all, or the ultimate impact such changes may have on our business.

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

The Inflation Reduction Act could adversely impact demand for oil and gas and could impose new costs on our operations and those of our customers.

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. However, on January 20, 2025, President Trump issued an Executive Order directing agencies to immediately pause the disbursement of funds appropriated through the IRA 2022. The full impact of this Executive Order and related administrative actions is uncertain at this time. In addition, the IRA 2022 imposes the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The EPA finalized a rule implementing this charge in November 2024. Congress may seek to revise the IRA to remove this charge, but we cannot predict whether, when or how Congress might seek to do so. The IRA 2022 amends the federal Clean Air Act to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA 2022. The methane charge and the incentives for renewable energy infrastructure development could impose additional costs on our operations and reduce demand for oil and natural gas. This could decrease demand for oil and gas and consequently, adversely affect our business and results of operations and those of our customers. The Trump administration may seek to challenge, repeal, or revise this rule; however we cannot predict what, when, or how the new administration make take actions to rollback or otherwise revise existing laws, rules, or regulations or the ultimate impact such changes may have on our business operations.

Our operations are subject to a series of risks related to climate that could result in increased operating costs, limit the areas in which our customers may conduct oil and gas exploration and production activities, and reduce demand for the services we provide.

Climate risks continue to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate legislation has been implemented at the federal level. Federal regulators, state and local governments and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. The EPA has adopted regulations under existing provisions of the federal CAA that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. However, existing climate change-related regulation has already become a focus of the new Trump Administration. On his first day in office, President Trump signed several Executive Orders rescinding many of the previous administration’s Executive Orders and associated climate-related initiatives. President Trump’s directives included, amongst others, directing the EPA to reconsider its 2009 endangerment findings relating to GHGs, which provides regulatory justification for federal GHG permitting and methane emission control requirements, and directing the EPA to reconsider its use of Social Cost of GHG estimates in federal permitting decisions. We cannot predict the ultimate impact of these Executive Orders or any similar future changes on our business or results of operations.

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In June 2016, the EPA finalized NSPS, known as Subpart OOOOa, that established emission standards for methane and VOCs from new and modified oil and natural gas production and natural gas processing and transmission facilities. Most recently, in December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources. The presumptive standards established under the final rule are generally the same for both new and existing sources. The requirements include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems and zero-emission requirements for certain devices. The rule also establishes a “super emitter” response program that would allow third parties to make reports to EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. These rules are currently subject to legal challenges, and we cannot predict the final outcome. However, the OOOOb rules are currently in effect. The Trump administration may seek to revise or repeal these rules; however, we cannot predict what actions the new administration may take, if at all, or on what timelines, or how they may affect our business operations. Moreover, compliance with the new rules may affect the amount we owe under the IRA’s methane fee described above, because compliance with EPA’s methane rules would exempt an otherwise covered facility from the requirement to pay the methane fee. The requirements of the EPA’s final methane rules have the potential to increase our operating costs and thus may adversely affect our financial results and cash flows. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed their own regulations on methane emissions from oil and gas production activities.

Internationally, the Paris Agreement requires member states to individually determine and submit non-binding emissions reduction targets every five years beginning 2020. President Biden recommitted the United States to the Paris Agreement in February 2021 and, in April 2021, announced a goal of reducing the United States’ emissions by 50-52% below 2005 levels by 2030. However, on January 20, 2025, President Trump signed an Executive Order once again withdrawing the United States from the Paris Agreement. The United States’ participation in future United Nations climate-related conferences and the impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement or other international conventions cannot be predicted at this time.

Increasingly, oil and natural gas companies are also exposed to litigation risks related to climate risks. While we are not currently party to any such litigation, we could be named in future actions making similar claims of liability and, depending on the nature of the claims asserted and other factors, such liability could be imposed without regard to the company’s causation of or contribution to the asserted damage, or to other mitigating factors.

Additionally, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-oil and natural gas related industries. Certain institutional lenders who provide financing to oil and natural gas companies have also become more attentive to lending practices, and some of them may elect in future not to provide funding for oil and natural gas companies. To the extent implemented or pursued, such policies and commitments could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services.

In addition, in March 2024, the SEC finalized a rule requiring registrants to include certain climate-related disclosures, including Scope 1 and 2 GHG emissions, climate-related targets and goals, and certain climate-related financial statement metrics, in registration statements and periodic reports. However, this rule is currently paused pending litigation and is expected to be repealed. The timeline for any repeal, if at all, is subject to a number of uncertainties and likely could face legal challenges that would further delay the implementation of any repeal, and we cannot predict the ultimate outcome. Similarly, in October 2023, the Governor of California signed the CCDAA and CRFRA into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the TCFD recommendations or equivalent disclosure requirements under the ISSB climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of at least $500 million. Reporting under both laws would begin in 2026. These laws are currently subject to legal challenges, but the outcome of such challenges is uncertain at this time. Additionally, New York and other jurisdictions are considering adopting similar climate disclosure laws. Currently, the ultimate impact of these laws on our business is uncertain—the Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the law—but, absent clarification or revisions to the law, alongside the SEC rule, if implemented, may result in additional costs to comply with these disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions. Separately, the SEC has also from time to time applied additional scrutiny to existing climate-change related disclosures in public filings, and there is the potential for enforcement if the SEC were to allege an issuer’s existing climate disclosures misleading or deficient.

The adoption and implementation of new or more stringent international, federal or state legislation, regulations or other regulatory initiatives related to climate risks or GHG emissions from oil and natural gas facilities could result in increased costs of compliance or costs of consumption, thereby reducing demand for the services we provide. One or more of these developments could have a material adverse effect on our business, financial condition and results of operation.

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

The 2011 Pipeline Safety Act among other things, increased the maximum civil penalty for pipeline safety violations and directed the Secretary of Transportation to promulgate rules or standards relating to expanded integrity management requirements, automatic or remote-controlled valve use, excess flow valve use, leak detection system installation and testing to confirm the material strength of pipe operating above 30% of specified minimum yield strength in HCAs. Consistent with the 2011 Pipeline Safety Act, the PHMSA, finalized rules that increased the maximum administrative civil penalties for violations of the pipeline safety laws and regulations to $200,000 per violation per day, with a maximum of $2,000,000 for a related series of violations. In December 2024, those maximum civil penalties were increased to $272,926 and $2,729,245, respectively, to account for inflation. Should our operations fail to comply with DOT or comparable state regulations, we could be subject to substantial penalties and fines.

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in November 2021, PHMSA issued a final rule that imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities, in accordance with the PIPES Act of 2020. PHMSA, together with state regulators, are expected to commence and complete inspection of these plans in 2022. In August 2022, PHMSA finalized the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments” which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs and strengthened integrity management assessment requirements, among other items. However, in August 2024, the U.S. Court of Appeals for the D.C. Circuit vacated aspects of the 2022 rule relating to high-frequency-electric resistance welding, repair requirements of cracks relating to maximum allowable operating pressure, corrosive constituents, and the dent-safety-factor standard. In April 2024, PHMSA promulgated a final rule that amended Federal pipeline safety regulations to incorporate more than 20 new or updated voluntary, consensus industry technical standards to allow pipeline operators to use current technologies and improved materials. We do not expect our operations to be affected by these new rules or rule changes any differently than other similarly situated midstream companies. Separately, in the Fiscal Year 2021 Omnibus Appropriations Bill, Congress directed PHMSA to move forward with several regulatory actions, the promulgation of rules related to changes in class location of existing pipelines, pipeline leak detection and repair and the management of idled pipelines, amongst other matters. A Notice of Proposed Rulemaking was published in May 2023 to address management of methane emissions and other matters and PHMSA is in the process of analyzing comments. While we cannot predict the full scope of these regulations at this time, more stringent requirements may require us to incur significant costs to maintain compliance, which may have a negative impact on our business performance and results of operations.

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

All of our officers and certain of our directors are also officers or directors of Antero Resources. Also, as of December 31, 2024, Antero Resources beneficially owned 29% of our outstanding common stock. Conflicts of interest will arise between Antero Resources and us. Our directors and officers who are also directors and officers of Antero Resources have a fiduciary duty to manage Antero Resources in a manner that is beneficial to Antero Resources. In resolving these actual or apparent conflicts of interest, these directors and officers may choose strategies that favor Antero Resources over our interests and the interests of our stockholders. These actual and apparent conflicts may in certain cases include, for example, the decision to declare and pay dividends or the decision to repurchase shares of our common stock owned by Antero Resources. The resolution of any conflicts of interest between Antero Resources and its subsidiaries, on one hand, and us and our subsidiaries, on the other, to the extent we can resolve them, may be costly and reduce the amount of time and attention that our directors and officers may spend in operating our business, which, in each case, may adversely affect our business.

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

Sales of a substantial amount of shares of our common stock in the public market or grants to our directors and officers under the Amended and Restated Antero Midstream Corporation Long Term Incentive Plan (“AM LTIP”), or the perception that these sales or grants may occur, could reduce the market price of shares of our common stock. All of the shares of our common stock are freely tradable without restriction or further registration under the Securities Act, unless the shares are held by any of our “affiliates” as such term is defined in Rule 144 under the Securities Act. In addition, we are party to a registration rights agreement with Antero Resources, certain members of management and certain funds affiliated with Yorktown, pursuant to which we agreed to register the resale of shares of our common stock issued or paid to them in the transactions that occurred pursuant to the Simplification Agreement, dated as of October 9, 2018. We cannot predict the size of future issuances of our common stock or securities convertible into our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock.

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

Our Vice President – IT oversees these risk assessments and meets regularly with the security and compliance team to review cybersecurity risks and threats, and also participates in our enterprise risk management process. In addition, the Company engages several third-party consultants in connection with the risk assessments, and we have established separate processes and procedures to oversee and identify cybersecurity risks associated with third parties. All third parties involved in our cybersecurity risk assessments are required to provide reports designed to allow us to monitor and assess such third parties’ security controls.

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

Incident Identification and Response

We have implemented a monitoring and detection system, with oversight from our Vice President – IT to help promptly identify cybersecurity incidents. In the event of any breach or cybersecurity incident, we have a formal incident response plan designed to provide for immediate action to contain the incident, mitigate the impact and restore normal operations efficiently.

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

Board of Directors’ Oversight of Cybersecurity Risks and Management’s Role in Assessing and Responding to Cybersecurity Risks

Cybersecurity risks are overseen at the board level through the Audit Committee. Our Vice President – IT, together with the security and compliance team, is responsible for the monitoring, assessment and management of cybersecurity risk, and seeks to maintain the security and continuity of our operations. Our Vice President – IT oversees the Company’s cybersecurity strategy, cybersecurity and data privacy policies, measures and controls, and Board of Directors and Audit Committee communications on cybersecurity matters. Our Vice President – IT regularly briefs senior management, the Board of Directors and the Audit Committee on cybersecurity issues as part of our overall enterprise risk management program, including quarterly updates to the Audit Committee, which may include information regarding our exposure to privacy and cybersecurity risks, plans and activities to monitor and mitigate privacy and cybersecurity risks, IT governance policies and programs, including our cybersecurity incident response plan, and legislative and regulatory developments that could impact our privacy and cybersecurity risks. Additionally, our Vice President – Risk Management oversees our enterprise risk management process and apprises the Audit Committee and our Board of Directors of all significant risks facing the Company, including cybersecurity risks.

Our Vice President – IT, Biren Kumar, has more than 16 years of experience serving as a Chief Information Officer (“CIO”) or similar role, which included responsibility for managing cybersecurity risk. Mr. Kumar was named Vice President – IT in 2024. Prior to joining Antero, he served as the CIO for several companies, including Dynegy Inc. from 2005 to 2011, Rockwater Energy Solutions Inc. from 2011 to 2014, KLX Inc. from 2014 to 2018 and KLX Energy Services Holdings, Inc. from 2018 to 2021. Mr. Kumar holds a Bachelor of Business Administration in Management Information Systems and a Master of Business Administration from the University of Houston.

Impact of Risks from Cybersecurity Threats

The energy industry’s growing reliance on information technology and operational technology to support critical operations, such as energy distribution and management activities, has made it more susceptible to cybersecurity incidents. As a result, the global rise of cybersecurity incidents, whether from intentional attacks or accidental events, poses a significant challenge to our industry. As cybersecurity threats continue to evolve in complexity and scale, it remains an ongoing and increasingly difficult task for the industry to prevent, detect, mitigate, and remediate these incidents.

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

See Note 15—Contingencies to our consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AM.” On February 7, 2025, shares of our common stock were held by 42 holders of record. The number of holders does not include the holders for whom shares of our common stock are held in a “nominee” or “street” name. In addition, as of February 7, 2025, Antero Resources and its subsidiaries owned 139,172,515 shares of our common stock, which represented a 29% interest in us.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plan
Period	Purchased (1)	Share	Announced Plans	($ in thousands)
October 1, 2024 – October 31, 2024 (1)	11,073	$15.31	—	$500,000
November 1, 2024 – November 30, 2024	—	—	—	500,000
December 1, 2024 – December 31, 2024	1,902,088	15.08	1,902,088	471,310
Total	1,913,161	$15.08	1,902,088
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity awards held by our employees.

Dividends

On January 14, 2025, the Board declared an aggregate cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended December 31, 2024. The dividend was paid on February 12, 2025 to stockholders of record as of January 29, 2025.

The Board also declared a cash dividend of $137,500 on shares of our Series A Non-Voting Perpetual Preferred Stock, par value $0.01 (the “Series A Preferred Stock”), that will be paid on February 14, 2025 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 12—Equity and Net Income Per Common Share to our consolidated financial statements. As of December 31, 2024, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

The amount and timing of future payment of cash dividends on our common stock, if any, is within the discretion of the Board and will depend on our earnings, capital requirements, financial condition and other relevant factors.

Share Repurchase Program

On February 13, 2024, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $500 million of shares of our outstanding common stock. During the year ended December 31, 2024, we repurchased approximately 2 million shares of our common stock through our share repurchase program for a total cost of $29 million. As of December 31, 2024, there was $471 million remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to our share repurchase program.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2019 in (i) our common stock (assuming reinvestment of dividends), (ii) the Standard & Poor’s 500 (“S&P 500”) Index and (iii) the Alerian Midstream Energy (“AMNA”) Index. We believe the AMNA Index is meaningful because it is an independent, objective view of the performance of similarly-sized midstream energy companies.

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

Asset Acquisition

On May 1, 2024, we acquired certain Marcellus gas gathering and compression assets from Summit for $70 million in cash, before closing adjustments, with an effective date of April 1, 2024. This acquisition was funded with our operating cash flow. The acquired assets include 48 miles of high pressure gathering pipelines and two compressor stations with 100 MMcf/d of compression capacity. These assets were already interconnected to our low pressure and high pressure gas gathering systems at the time of acquisition and service Antero Resources’ production. Currently, we do not expect to make any significant capital investments related to the acquired assets. See Note 6—Property and Equipment to our consolidated financial statements for additional information.

Financing Highlights

Credit Facility

On July 30, 2024, we entered into an amendment and restatement of our senior secured revolving credit facility with lender commitments of $1.25 billion, which matures on July 30, 2029 (subject to certain terms and conditions related to the outstanding balances to our 2027, 2028 and 2029 notes). See Note 8—Long-Term Debt to our consolidated financial statements for additional information.

Issuance of Senior Notes

On January 16, 2024, we issued $600 million of 6.625% senior notes due February 1, 2032 (the “2032 Notes”) at par. The 2032 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2032 Notes rank pari passu to our other outstanding senior notes and are guaranteed on a full and unconditional and joint and several senior unsecured basis by our wholly owned subsidiaries and certain of our future restricted subsidiaries. The net proceeds from this offering were used to repay outstanding borrowings on the Credit Facility. See Note 8—Long-Term Debt to our consolidated financial statements for additional information.

Repurchase of Senior Notes

During the year ended December 31, 2024, we repurchased or otherwise fully redeemed $550 million aggregate principal amount of our 7.875% senior notes due May 15, 2026 (the “2026 Notes”) at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest. The 2026 Notes were retired as of May 16, 2024. See Note 8—Long-Term Debt to our consolidated financial statements for additional information.

Share Repurchase Program

On February 13, 2024, our Board authorized a share repurchase program that allows us to repurchase up to $500 million of shares of our outstanding common stock. During the year ended December 31, 2024, we repurchased approximately 2 million shares of our common stock through our share repurchase program for a total cost of $29 million. As of December 31, 2024, we have $471 million remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the Inflation Reduction Act of 2022 applies to our share repurchase program.

Market Conditions and Business Trends

Commodity Markets

Benchmark prices for natural gas decreased significantly, while benchmark prices for oil remained relatively consistent and NGLs increased during the year ended December 31, 2024 as compared to the year ended December 31, 2023. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to historical levels, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. For example, CPI for all urban consumers increased 4.1% from the year ended December 31, 2022 to the year ended December 31, 2023 and an additional 2.9% from the year ended December 31, 2023 to the year ended December 31, 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.0% between September and December 2024. While inflationary pressures in the United States’ economy have begun to subside, we continue to be impacted by the increased federal funds interest rate. See “—Results of Operations” for additional information.

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

Sources of Our Revenues

The following items are the primary components of our revenues:

●	Gathering and Processing. Our low pressure gathering, compression and high pressure gathering services support production operations for Antero Resources. Our gathering and processing revenues are driven by the volumes of natural gas we gather and compress. We receive a low pressure gathering fee per Mcf, a compression fee per Mcf and a high pressure gathering fee per Mcf, as applicable, substantially all of which are subject to annual CPI-based adjustments. Additionally, our gathering and compression agreements provide for certain minimum volume commitments for gathering and compression services that run to 2034. Pursuant to our long-term contracts with Antero Resources, we have secured long-term dedications covering substantially all of Antero Resources’ current and future acreage for gathering and compression services. Our gathering and compression operations are substantially dependent upon natural gas production from Antero Resources’ upstream activity in its areas of operation. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. Although we expect that Antero Resources will continue to devote substantial resources to the development of oil and gas reserves, we have no control over this activity and Antero Resources has the ability to reduce or curtail such development at its discretion. See Note 5—Revenue to our consolidated financial statements for additional information on our gathering and compression agreements.
●	Water Handling. Our fresh water delivery systems and other fluid handling services support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract. Our water handling revenues are driven by quantities of fresh water delivered to our customers to support their well completion operations and produced water transported, blended and/or disposed. We receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Our other fluid handling services include wastewater handling, blending and high-rate transfer services. For other fluid handling services provided by us, we charge Antero Resources a cost of service fee. For other fluid handling services provided by third parties, we charge Antero Resources a fee based on our third-party out-of-pocket costs plus 3%. We have a long-term water services agreement covering Antero Resources’ approximately 567,000 gross acres in West Virginia and Ohio, with a right of first offer on all future areas of operation. The initial term of the water services agreement runs to 2035. Our water handling operations are substantially dependent upon the number of wells drilled and completed by Antero Resources, as well as Antero Resources’ production. As of December 31, 2024, Antero Resources had disclosed estimated net proved reserves of 17.9 Tcfe, of which 59% was natural gas, 40% were NGLs and 1% was oil. Antero Resources’ has a vast drilling inventory of horizontal well locations in the Appalachian Basin, all of which are on acreage dedicated to us, providing us with significant opportunity for future capital investments as Antero Resources’ drilling program continues. See Note 5—Revenue to our consolidated financial statements for additional information on our water services agreement.

Principal Components of Our Cost Structure

The following items are the primary components of our operating expenses:

●	Direct Operating. We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. We schedule and conduct preventative maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow. Gathering and compression operating costs consist primarily of labor, water disposal, pigging, fuel, monitoring, repair and maintenance, utilities and contract services. Gathering and compression operating costs vary with the miles of pipeline and number of compressor stations in our gathering and compression system. Fresh water operating expenses consist primarily of labor, pigging, monitoring, repair and maintenance and contract services. Fresh water operating costs vary with the miles of pipeline, number of pumping stations and the number of well completions in the Appalachian Basin for which we deliver fresh water and number of impoundments in our water system. Other fluid handling costs relate to contract services performed by us and third parties. Our other fluid handling costs consist of labor, monitoring and repair and maintenance costs. The other primary drivers of our direct operating expense include maintenance and contract services, regulatory and compliance expense and ad valorem taxes.

●	General and Administrative. Our general and administrative expenses include direct charges incurred by us and costs charged by Antero Resources. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. Management believes these allocation methodologies are reasonable. Equity-based compensation includes costs related to the AM LTIP.
●	Depreciation. Depreciation consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year. Depreciation is computed over the asset’s estimated useful life using the straight-line basis. See Note 6—Property and Equipment to our consolidated financial statements for additional information on our asset classes and estimated lives of our assets.
●	Impairment. We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to their estimated fair value.
●	Interest. We have typically financed a portion of our cash requirements with borrowings under our Credit Facility and with senior unsecured notes. Our interest expense also includes amortization of deferred financing costs incurred in connection with our Credit Facility and senior notes and amortization of senior notes premiums. See Note 8—Long-Term Debt to our consolidated financial statements for additional information on our debt agreements.
●	Income tax expense. We are subject to state and federal income taxes but are currently not in a cash tax paying position with respect to state and federal income taxes. The difference between our financial statement income tax expense and our current U.S. federal income tax liability is primarily due to the differences in the tax and financial statement treatment of our investment in Antero Midstream Partners. We have recorded deferred income tax expense to the extent our deferred income tax liabilities exceed our deferred income tax assets. Our deferred income tax assets result primarily from net operating loss carryforwards. As of December 31, 2024, we had U.S. federal NOL carryforwards of $438 million and state NOL carryforwards of $505 million. The Company currently considers all of its deferred income tax assets, except for those related to charitable contributions, realizable. The amount of deferred income tax assets considered realizable, however, could change as we generate taxable income or as estimates of future taxable income are reduced. See Note 7—Income Taxes to our consolidated financial statements for additional information on our deferred income tax position and income tax expense.

Results of Operations

We have two reportable segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the Joint Venture and Stonewall. The Joint Venture and Stonewall provide processing and fractionation services and high-pressure gas gathering services, respectively, in the Appalachian Basin. The water handling segment includes (i) two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending. See Note 16—Reportable Segments to our consolidated financial statements for additional information.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2024

The operating results of our reportable segments were as follows:

	Year Ended December 31, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$893,862	268,667	—	1,162,529
Revenue–third-party	—	1,414	—	1,414
Gathering—low pressure fee rebate	(51,500)	—	—	(51,500)
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	805,276	236,495	—	1,041,771
Operating expenses:
Direct operating	95,507	117,658	—	213,165
General and administrative (excluding equity-based compensation)	22,532	12,497	4,433	39,462
Equity-based compensation	23,313	7,362	931	31,606
Facility idling	—	2,459	—	2,459
Depreciation	83,409	52,650	—	136,059
Impairment of property and equipment	133	13	—	146
Accretion of asset retirement obligations	—	177	—	177
Loss on settlement of asset retirement obligations	—	805	—	805
Loss (gain) on asset sale	6,039	(9)	—	6,030
Total operating expenses	230,933	193,612	5,364	429,909
Operating income	574,343	42,883	(5,364)	611,862
Other income (expense):
Interest expense, net	—	—	(217,245)	(217,245)
Equity in earnings of unconsolidated affiliates	105,456	—	—	105,456
Total other income (expense)	105,456	—	(217,245)	(111,789)
Income before income taxes	679,799	42,883	(222,609)	500,073
Income tax expense	—	—	(128,287)	(128,287)
Net income and comprehensive income	$679,799	42,883	(350,896)	371,786
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Year Ended December 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$926,063	248,858	—	1,174,921
Revenue–third-party	—	1,944	—	1,944
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	888,977	217,216	—	1,106,193
Operating expenses:
Direct operating	103,053	114,923	—	217,976
General and administrative (excluding equity-based compensation)	28,814	8,279	4,661	41,754
Equity-based compensation	35,535	7,800	997	44,332
Facility idling	—	1,721	—	1,721
Depreciation	84,398	55,602	—	140,000
Impairment of property and equipment	332	—	—	332
Accretion of asset retirement obligations	—	189	—	189
Loss on asset sale	—	723	—	723
Total operating expenses	252,132	189,237	5,658	447,027
Operating income	636,845	27,979	(5,658)	659,166
Other income (expense):
Interest expense, net	—	—	(207,027)	(207,027)
Equity in earnings of unconsolidated affiliates	110,573	—	—	110,573
Loss on early extinguishment of debt	—	—	(14,091)	(14,091)
Total other income (expense)	110,573	—	(221,118)	(110,545)
Income before income taxes	747,418	27,979	(226,776)	548,621
Income tax expense	—	—	(147,729)	(147,729)
Net income and comprehensive income	$747,418	27,979	(374,505)	400,892
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Year Ended December 31,		Increase	Percentage
	2023	2024	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	1,202,510	1,199,804	(2,706)	*
Compression (MMcf)	1,186,641	1,193,306	6,665	1%
Gathering—high pressure (MMcf)	1,068,292	1,102,673	34,381	3%
Fresh water delivery (MBbl)	39,072	34,626	(4,446)	(11)%
Other fluid handling (MBbl)	20,084	19,615	(469)	(2)%
Wells serviced by fresh water delivery	76	61	(15)	(20)%
Gathering—low pressure (MMcf/d)	3,295	3,278	(17)	(1)%
Compression (MMcf/d)	3,251	3,260	9	*
Gathering—high pressure (MMcf/d)	2,927	3,013	86	3%
Fresh water delivery (MBbl/d)	107	95	(12)	(11)%
Other fluid handling (MBbl/d)	55	54	(1)	(2)%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.35	0.36	0.01	3%
Average compression fee ($/Mcf)	$0.21	0.21	—	*
Average gathering—high pressure fee ($/Mcf)	$0.21	0.22	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.21	4.31	0.10	2%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	581,785	588,583	6,798	1%
Fractionation—Joint Venture (MBbl)	14,135	14,640	505	4%
Processing—Joint Venture (MMcf/d)	1,594	1,608	14	1%
Fractionation—Joint Venture (MBbl/d)	39	40	1	3%

*Not meaningful or applicable.

(1)The average realized fees for the year ended December 31, 2024 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 6%, from $1.0 billion for the year ended December 31, 2023, to $1.1 billion for the year ended December 31, 2024. Total revenues included amortization of customer relationships of $71 million during each of the years ended December 31, 2023 and 2024. Gathering and processing revenues increased by 10%, from $805 million for the year ended December 31, 2023 to $889 million for the year ended December 31, 2024. Water handling revenues decreased by 8%, from $237 million for the year ended December 31, 2023 to $217 million for the year ended December 31, 2024. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $59 million period over period primarily due to lower growth incentive rebates of $52 million due to the expiration of the program on December 31, 2023 and increased low pressure gathering rates as a result of annual CPI-based adjustments, partially offset by decreased throughput volumes of 3 Bcf, or 17 MMcf/d. Low pressure gathering volumes decreased between periods primarily due to natural production decline from wells connected to our system, partially offset by 51 additional wells being connected to our system since December 31, 2023.
●	Compression revenue increased $6 million period over period due to increased throughput volumes of 7 Bcf, or 9 MMcf/d, and increased compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to 51 additional wells connected to our system since December 31, 2023 and two compressor stations that were acquired during the second quarter of 2024.
●	High pressure gathering revenue increased $19 million period over period primarily due to increased throughput volumes of 34 Bcf, or 86 MMcf/d, our acquisition of 48 miles of high pressure gathering lines during the second quarter of 2024 and increased high pressure gathering rates as a result of an annual CPI-based adjustment. The high pressure gathering volumes increased period over period primarily due to 51 additional wells being connected to our high pressure system since December 31, 2023.

Water Handling

●	Fresh water delivery revenue decreased $16 million period over period primarily due to decreased fresh water delivery volumes of 4 MMBbl, or 12 MBbl/d, partially offset by an increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes decreased between periods due to fewer wells serviced by our fresh water delivery system as a result of the timing of well completions by Antero Resources.
●	Other fluid handling services revenue decreased $4 million period over period primarily due to decreased wastewater handling services and lower high rate transfer volumes during the year ended December 31, 2024, partially offset by higher blending cost of service fees between periods.

Direct operating expenses. Direct operating expenses increased by 2%, from $213 million for the year ended December 31, 2023 to $218 million for the year ended December 31, 2024. Gathering and processing direct operating expenses increased by 8% from $96 million for the year ended December 31, 2023 to $103 million for the year ended December 31, 2024 primarily due to increased high pressure gathering and compression volumes between periods and our acquisition of two compressor stations and 48 miles of high pressure gathering lines during the second quarter of 2024. Water handling direct operating expenses decreased by 2%, from $117 million for the year ended December 31, 2023 to $115 million for the year ended December 31, 2024 primarily due to decreased fresh water and other fluid handling volumes between periods, partially offset by increased pipeline maintenance, repair and monitoring activities.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) increased by 6%, from $39 million for the year ended December 31, 2023 to $42 million for the year ended December 31, 2024 primarily due to higher costs allocated to us from Antero Resources.

Equity-based compensation expenses. Equity-based compensation expenses increased by 40% from $32 million for the year ended December 31, 2023 to $44 million for the year ended December 31, 2024 primarily due to annual equity-based awards granted during the first quarter of 2024. Our equity-based awards vest over three or four year service periods. See Note 10—Equity-Based Compensation to our consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 3% from $136 million for the year ended December 31, 2023 to $140 million for the year ended December 31, 2024. This increase was primarily due to $5 million related to assets placed in service between periods and $1 million for our assets acquired during the second quarter of 2024, partially offset by $2 million of lower expense between periods related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations.

Loss on asset sale. Loss on asset sale of $6 million and $1 million for the years ended December 31, 2023 and 2024, respectively, was primarily due to sales of miscellaneous equipment.

Interest expense. Interest expense decreased by 5%, from $217 million for the year ended December 31, 2023 to $207 million for the year ended December 31, 2024 primarily due to lower Credit Facility borrowings between periods and the repurchase and redemption of $550 million principal amount of the 2026 Notes during the year ended December 31, 2024, partially offset by the issuance of $600 million principal amount of 2032 Notes during the year ended December 31, 2024.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 5%, from $105 million for the year ended December 31, 2023 to $111 million for the year ended December 31, 2024 primarily due to increased processing and fractionation volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Loss on early extinguishment of debt. During the year ended December 31, 2024, we repurchased or otherwise fully redeemed the $550 million aggregate principal amount of our 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million. There was no loss on early extinguishment of debt for the year ended December 31, 2023. See Note 8—Long-Term Debt to our consolidated financial statements for additional information.

Income tax expense. Income tax expense increased by 15% from $128 million for the year ended December 31, 2023 to $148 million for the year ended December 31, 2024, which reflects effective tax rates of 25.7% and 26.9%, respectively. This income tax expense increase was primarily due to higher pre-tax income between periods. The increase in our effective tax rate between periods was primarily due to changes in apportionment of state income taxes during the year ended December 31, 2024.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2023

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” in our 2023 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2023.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flows, available borrowings under our Credit Facility and capital market transactions. See Note 8—Long-Term Debt to our consolidated financial statements for additional information. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash dividends for at least the next 12 months.

During the year ended December 31, 2024, we paid dividends of $0.90 per share, or a total of $438 million, to holders of our common stock, as applicable, and we paid $550,000 of dividends on our Series A Preferred Stock. On January 14, 2025, the Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended December 31, 2024. The dividend was paid on February 12, 2025 to stockholders of record as of January 29, 2025. Our Board also declared a cash dividend of $137,500 on our Series A Preferred Stock that will be paid on February 14, 2025 in accordance with their terms. As of December 31, 2024, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock. See Note 11—Cash Dividends and Note 12—Equity and Net Income Per Common Share to our consolidated financial statements for additional information.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of December 31, 2024, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2023 and 2024:

	Year Ended December 31,
(in thousands)	2023	2024
Net cash provided by operating activities	$779,063	843,994
Net cash used in investing activities	(183,206)	(242,733)
Net cash used in financing activities	(595,791)	(601,327)
Net increase (decrease) in cash and cash equivalents	$66	(66)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2024

Operating Activities. Net cash provided by operating activities was $779 million and $844 million for the years ended December 31, 2023 and 2024, respectively. The increase in cash provided by operations between periods was primarily due to higher gathering and processing revenues and increased distributions from our equity method investments during the year ended December 31, 2024, partially offset by lower water handling revenues between periods. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” for additional information on the period over period changes in our gathering and processing and water handling revenues.

Investing Activities. Net cash used in investing activities was $183 million and $243 million for the years ended December 31, 2023 and 2024, respectively. The increase in cash used in investing activities between periods was primarily due to our acquisition of gathering and compression assets during the second quarter of 2024 of $70 million, before closing adjustments, and increased capital spending for our gathering systems and facilities of $12 million, partially offset by decreased capital spending for our water handling systems of $23 million between periods. During the year ended December 31, 2023, we expanded our gathering systems and facilities by building 17 miles of pipeline and adding capacity to one existing compressor station and water handling systems by building buried and surface pipelines of 6 miles and 9 miles, respectively. During the year ended December 31, 2024, we expanded our gathering systems and facilities by building 29 miles of pipeline and one new compressor station and water handling systems by building buried and surface pipelines of 1 mile and 17 miles, respectively.

Financing Activities. Net cash used in financing activities was $596 million and $601 million for the years ended December 31, 2023 and 2024, respectively. The increase in cash used in financing activities between periods was primarily due to our repurchases and redemption of the 2026 Notes of $561 million, repurchases of approximately 2 million shares of our common stock for $29 million and payments for the 2032 Notes and New Credit Facility deferred financing costs of $13 million during the year ended December 31, 2024, partially offset by the issuance of the 2032 Notes of $600 million during the year ended December 31, 2024.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2023

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2023 for a discussion of the cash flows for the year ended December 31, 2022 compared to the year ended December 31, 2023.

Capital Investments

Our capital expenditures were as follows:

	Year Ended December 31,
(in thousands)	2023	2024
Gathering systems and facilities	$132,112	131,920
Water handling systems	52,620	27,011
Investments in unconsolidated affiliates	262	2,393
Total capital expenditures	$184,994	161,324

On February 12, 2025, we announced a 2025 capital budget with a range of $170 million to $200 million. This capital budget supports Antero Resources’ maintenance capital program for 2025. Our capital budgets may be adjusted as business conditions warrant. If natural gas, NGLs and oil prices decline to levels below acceptable levels or costs increase to levels above acceptable levels, Antero Resources could choose to defer a significant portion of its budgeted capital expenditures until later periods. As a result, we may also defer a significant portion of our budgeted capital expenditures to achieve the desired balance between sources and uses of liquidity and prioritize capital projects that we believe have the highest expected returns and potential to generate consistent cash flows. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to optimize our capital efficiency.

Debt Agreements

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved could be material. We were in compliance with all covenants and ratios applicable to our debt agreements as of December 31, 2023 and 2024. See Note 8—Long-Term Debt to our consolidated financial statements for additional information.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of December 31, 2024, we had $484 million of borrowings and no letters of credit outstanding under the New Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $4 million increase in interest expense for the year ended December 31, 2024.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 in this Annual Report on Form 10-K.

Item 9B. Other Information

None.

Item 9C. disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related STOCKHOLDER Matters

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2025 Annual Meeting of Stockholders.

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

4.7

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 14, 2024).

4.8

Indenture, dated June 8, 2021, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 8, 2021).

4.9	Form of 5.375% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 8, 2021).
4.10

Indenture, dated as of January 16, 2024, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Computer Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on January 16, 2024).

4.11	Form of 6.625% Senior Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on January 16, 2024).
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

10.11

Second Amended and Restated Credit Facility, dated as of October 26, 2021, by and among Antero Midstream Partners LP, as Borrower, the lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on October 27, 2021).

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

10.14†

Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement under the Antero Midstream Corporation Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on July 27, 2022).

10.15†

Form of Stock Award Grant Notice and Stock Award Agreement (Form for Non-Employee Directors) under the Antero Midstream Corporation Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on April 26, 2023).

10.16

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

10.17†

Amended and Restated Antero Midstream Corporation Long Term Incentive Plan, dated June 5, 2024 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 6, 2024).

10.18

Third Amended and Restated Credit Agreement, dated July 30, 2024, among Antero Midstream Partners LP, as the Borrower, the Lenders party thereto and Wells Fargo Banks, National Association, as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on July 31, 2024).

19.1*	Antero Midstream Corporation Insider Trading Policies.
21.1*	Subsidiaries of Antero Midstream Corporation.

23.1*	Consent of KPMG LLP.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes Oxley Act of 2002 (18 U.S.C. Section 1350).
97.1

Antero Midstream Corporation Incentive Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 14, 2024).

101*

The following financial information from this Form 10-K of Antero Midstream Corporation for the year ended December 31, 2024, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	February 12, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

Chairman of the Board, Director,
/s/ PAUL M. RADY	President and Chief Executive Officer	February 12, 2025
Paul M. Rady	(principal executive officer)

Chief Financial Officer,
/s/ BRENDAN E. KRUEGER	Vice President – Finance and Treasurer	February 12, 2025
Brendan E. Krueger	(principal financial officer)

Senior Vice President – Accounting and
/s/ SHERI L. PEARCE	Chief Accounting Officer	February 12, 2025
Sheri L. Pearce	(principal accounting officer)

/s/ MICHAEL N. KENNEDY	Director and Senior Vice President – Finance	February 12, 2025
Michael N. Kennedy

/s/ NANCY E. CHISHOLM	Director	February 12, 2025
Nancy E. Chisholm

/s/ PETER A. DEA	Director	February 12, 2025
Peter A. Dea

/s/ W. HOWARD KEENAN, JR.	Director	February 12, 2025
W. Howard Keenan, Jr.

/s/ DAVID H. KEYTE	Director	February 12, 2025
David H. Keyte

/s/ BROOKS J. KLIMLEY	Director	February 12, 2025
Brooks J. Klimley

/s/ JANINE J. MCARDLE	Director	February 12, 2025
Janine J. McArdle

/s/ JOHN C. MOLLENKOPF	Director	February 12, 2025
John C. Mollenkopf

/s/ JEFFREY S. MUÑOZ	Director	February 12, 2025
Jeffrey S. Muñoz

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Midstream Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Midstream Corporation and subsidiaries (the Company) as of December 31, 2023 and 2024, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of impairment triggering events for long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property and equipment (collectively, long-lived assets) for impairment whenever events or changes in circumstances indicate that the related carrying values may not be recoverable (triggering events). The carrying value of property and equipment as of December 31, 2024 was $4 billion.

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

Denver, Colorado

February 12, 2025

ANTERO MIDSTREAM CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2023	2024
Assets
Current assets:
Cash and cash equivalents	$66	—
Accounts receivable–Antero Resources	88,610	115,180
Accounts receivable–third party	952	832
Other current assets	1,500	2,052
Total current assets	91,128	118,064
Long-term assets:
Property and equipment, net	3,793,523	3,881,621
Investments in unconsolidated affiliates	626,650	603,956
Customer relationships	1,215,431	1,144,759
Other assets, net	10,886	13,348
Total assets	$5,737,618	5,761,748

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,457	4,114
Accounts payable–third party	10,499	12,308
Accrued liabilities	80,630	83,555
Other current liabilities	831	635
Total current liabilities	96,417	100,612
Long-term liabilities:
Long-term debt	3,213,216	3,116,958
Deferred income tax liability, net	265,879	413,608
Other	10,375	15,399
Total liabilities	3,585,887	3,646,577
Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2023 and December 31, 2024
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2023 and December 31, 2024	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 479,713 and 479,422 issued and outstanding as of December 31, 2023 and December 31, 2024, respectively	4,797	4,794
Additional paid-in capital	2,046,487	2,019,830
Retained earnings	100,447	90,547
Total stockholders' equity	2,151,731	2,115,171
Total liabilities and stockholders' equity	$5,737,618	5,761,748

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2023	2024
Revenue:
Gathering and compression–Antero Resources	$743,265	842,362	926,063
Water handling–Antero Resources	244,770	268,667	248,858
Water handling–third party	2,622	1,414	1,944
Amortization of customer relationships	(70,672)	(70,672)	(70,672)
Total revenue	919,985	1,041,771	1,106,193
Operating expenses:
Direct operating	180,254	213,165	217,976
General and administrative (including $19,654, $31,606 and $44,332 of equity-based compensation in 2022, 2023 and 2024, respectively)	62,125	71,068	86,086
Facility idling	4,166	2,459	1,721
Depreciation	131,762	136,059	140,000
Impairment of property and equipment	3,702	146	332
Accretion of asset retirement obligations	222	177	189
Loss on settlement of asset retirement obligations	539	805	—
Loss (gain) on asset sale	(2,251)	6,030	723
Total operating expenses	380,519	429,909	447,027
Operating income	539,466	611,862	659,166
Other income (expense):
Interest expense, net	(189,948)	(217,245)	(207,027)
Equity in earnings of unconsolidated affiliates	94,218	105,456	110,573
Loss on early extinguishment of debt	—	—	(14,091)
Total other expense	(95,730)	(111,789)	(110,545)
Income before income taxes	443,736	500,073	548,621
Income tax expense	(117,494)	(128,287)	(147,729)
Net income and comprehensive income	$326,242	371,786	400,892

Net income per common share–basic	$0.68	0.77	0.83
Net income per common share–diluted	$0.68	0.77	0.83

Weighted average common shares outstanding:
Basic	478,232	479,378	480,822
Diluted	480,300	482,372	485,247

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Additional	Retained Earnings
	Preferred	Common Stock		Paid-In	(Accumulated	Total
	Stock	Shares	Amount	Capital	Deficit)	Equity
Balance at December 31, 2021	$—	477,495	$4,775	2,414,398	(132,475)	2,286,698
Dividends to stockholders	—	—	—	(322,401)	(110,974)	(433,375)
Equity-based compensation	—	—	—	19,654	—	19,654
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,002	10	(6,911)	—	(6,901)
Net income and comprehensive income	—	—	—	—	326,242	326,242
Balance at December 31, 2022	—	478,497	4,785	2,104,740	82,793	2,192,318
Dividends to stockholders	—	—	—	(81,352)	(354,132)	(435,484)
Equity-based compensation	—	—	—	31,606	—	31,606
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,216	12	(8,507)	—	(8,495)
Net income and comprehensive income	—	—	—	—	371,786	371,786
Balance at December 31, 2023	—	479,713	4,797	2,046,487	100,447	2,151,731
Dividends to stockholders	—	—	—	(47,945)	(390,151)	(438,096)
Equity-based compensation	—	—	—	44,332	—	44,332
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,611	16	(15,014)	—	(14,998)
Repurchases and retirement of common stock	—	(1,902)	(19)	(8,030)	(20,641)	(28,690)
Net income and comprehensive income	—	—	—	—	400,892	400,892
Balance at December 31, 2024	$—	479,422	$4,794	2,019,830	90,547	2,115,171

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2023	2024
Cash flows provided by (used in) operating activities:
Net income	$326,242	371,786	400,892
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	131,762	136,059	140,000
Accretion of asset retirement obligations	222	177	189
Impairment of property and equipment	3,702	146	332
Deferred income tax expense	117,494	134,664	147,729
Equity-based compensation	19,654	31,606	44,332
Equity in earnings of unconsolidated affiliates	(94,218)	(105,456)	(110,573)
Distributions from unconsolidated affiliates	120,460	131,835	135,660
Amortization of customer relationships	70,672	70,672	70,672
Amortization of deferred financing costs	5,716	5,979	6,004
Settlement of asset retirement obligations	(5,454)	(1,258)	(795)
Loss on settlement of asset retirement obligations	539	805	—
Loss (gain) on asset sale	(2,251)	6,030	723
Loss on early extinguishment of debt	—	—	14,091
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(3,354)	(2,458)	(26,571)
Accounts receivable–third party	723	359	748
Income tax receivable	—	940	—
Other current assets	(313)	(2,041)	(781)
Accounts payable–Antero Resources	782	(1,267)	(54)
Accounts payable–third party	7,973	(7,766)	3,722
Accrued liabilities	(747)	8,251	17,674
Net cash provided by operating activities	699,604	779,063	843,994
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(227,561)	(130,305)	(141,832)
Additions to water handling systems	(71,363)	(53,428)	(30,515)
Additional investments in unconsolidated affiliate	—	(262)	(2,393)
Return of investment in unconsolidated affiliate	17,000	—	—
Acquisition of gathering systems and facilities	(216,726)	(266)	(69,992)
Cash received in asset sales	5,726	1,087	1,342
Change in other assets	(98)	(32)	(2)
Change in other liabilities	(804)	—	659
Net cash used in investing activities	(493,826)	(183,206)	(242,733)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(432,825)	(434,846)	(437,634)
Dividends to preferred stockholders	(550)	(550)	(550)
Repurchases of common stock	—	—	(28,690)
Issuance of Senior Notes	—	—	600,000
Redemption of Senior Notes	—	—	(560,862)
Payments of deferred financing costs	(302)	—	(12,793)
Borrowings on Credit Facility	1,269,300	1,037,700	1,565,000
Repayments on Credit Facility	(1,034,500)	(1,189,600)	(1,710,800)
Employee tax withholding for settlement of equity-based compensation awards	(6,901)	(8,495)	(14,998)
Net cash used in financing activities	(205,778)	(595,791)	(601,327)
Net increase (decrease) in cash and cash equivalents	—	66	(66)
Cash and cash equivalents, beginning of period	—	—	66
Cash and cash equivalents, end of period	$—	66	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$183,079	213,955	189,908
Cash received during the period for income taxes	$—	9,626	104
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$(17,003)	1,288	(13,416)

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

The accompanying consolidated financial statements have been prepared in accordance with GAAP. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2023 and December 31, 2024, and the results of the Company’s operations and its cash flows for the years ended December 31, 2022, 2023 and 2024. The Company has no items of other comprehensive income; therefore, net income is equal to comprehensive income.

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

Investments in entities for which the Company exercises significant influence, but not control, are accounted for under the equity method. The Company’s judgment regarding the level of influence over its equity investments includes considering key factors such as Antero Midstream’s ownership interest, representation on the Board of Directors and participation in the policy-making decisions of equity method investees. Such investments are included in Investments in unconsolidated affiliates on the Company’s consolidated balance sheets. Income from investees that are accounted for under the equity method is included in Equity in earnings of unconsolidated affiliates on the Company’s consolidated statements of operations and comprehensive income and cash flows. When the Company records its proportionate share of net income, it increases equity income in the statements of operations and comprehensive income and the carrying value of that investment on the Company’s balance sheet. When a distribution is received, it is recorded as a reduction to the carrying value of that investment on the balance sheet.

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

The preparation of the consolidated financial statements and notes in conformity with GAAP requires that management formulate estimates and assumptions that affect revenues, expenses, assets, liabilities and the disclosure of contingent liabilities. Items subject to estimates and assumptions include the useful lives of property and equipment, evaluating impairments of long-lived and intangible assets, as well as the valuation of accrued liabilities and deferred and current income taxes, among others. Although management believes these estimates are reasonable, actual results could differ from these estimates.

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

During the years ended December 31, 2022 and 2024, the Company acquired certain Marcellus gas gathering and compression assets and Utica compression assets. These transactions were accounted for as asset acquisitions in accordance with FASB ASC Topic 805-50, Business Combinations, Related Issues (“ASC 805-50”). Accordingly, the acquired assets were recorded based upon the cash consideration paid, with all value assigned to Property and equipment in the consolidated balance sheets. See Note 6— Property and Equipment for additional information on asset acquisitions.

(f)	Investments in Unconsolidated Affiliates

The Company uses the equity method of accounting to account for its investments in the Joint Venture and Stonewall. The Company uses the equity method to account for its investments in companies if the investment provides the Company with the ability to exercise significant influence over, but not control of, the operating and financial policies of the investee. The Company’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions of the investee and material

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

intercompany transactions. Such investments are included in the investments in unconsolidated affiliates on the Company’s consolidated balance sheets.

Income (loss) from investees that are accounted for under the equity method is included in equity in earnings (loss) of unconsolidated affiliates on the Company’s consolidated statements of operations and comprehensive income and cash flows. When the Company records its proportionate share of net income (loss), it is recorded to equity in earnings (loss) of unconsolidated affiliates in the consolidated statements of operations and comprehensive income and the carrying value of that investment on its consolidated balance sheet. Distributions received from equity method investees are recorded as reductions to the carrying value of the investment on the consolidated balance sheet. The Company’s equity in earnings (loss) of unconsolidated affiliates is adjusted for basis differences recognized due to the difference between the cost of the equity method investment and the amount of underlying equity in the net assets as of March 12, 2019. Basis difference are amortized into equity in earnings (loss) of unconsolidated affiliate on the Company’s consolidated statements of operations and comprehensive income over the remaining useful lives of the underlying assets and liabilities.

The Company accounts for distributions received from equity method investees under the “nature of the distribution” approach. Under this approach, distributions received from equity method investees are classified on the basis of the nature of the activity or activities of the investee that generated the distribution as either a return on investment (classified as cash provided by operating activities) or a return of investment (classified as cash provided by investing activities).

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

The Company’s asset retirement obligations include its obligation to close, maintain and monitor landfill cells and support facilities. After the landfill is certified closed, the Company must continue to maintain and monitor the landfill for a post-closure period, which generally extends for 30 years. The Company records the fair value of its landfill retirement obligations as a liability in the period in which the regulatory obligation to retire a specific asset is triggered. For the Company’s individual landfill cells, the required closure and post-closure obligations under the terms of its permits and its intended operation of the landfill cell are triggered and recorded when the cell is placed into service and salt is initially disposed in the landfill cell. The fair value is based on the total estimated costs to close the landfill cell and perform post-closure activities once the landfill cell has reached capacity and is no longer accepting salt. Retirement obligations are increased each year to reflect the passage of time by accreting the balance at the weighted average credit-adjusted risk-free rate that is used to calculate the recorded liability, with accretion charged to direct costs. Actual cash expenditures to perform closure and post-closure activities reduce the retirement obligation liabilities as incurred. After initial measurement, asset retirement obligations are adjusted at the end of each period to reflect changes, if any, in the estimated future cash flows underlying the obligation. Landfill retirement assets are capitalized as the related retirement obligations are incurred, and are amortized on a units-of-consumption basis as the disposal capacity is consumed. During the year ended December 31, 2021, the Company commenced closure and reclamation operations on the landfill, and such closure and reclamation operations were substantially complete as of December 31, 2024.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

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

As of December 31, 2023 and December 31, 2024, the Company had not recorded any liabilities for litigation, environmental or other contingencies.

(k)Dividends

Preferred and common dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings were available at the close of the quarter prior to the dividend declaration date, with any excess recorded as a reduction of additional paid-in capital.

(l)Treasury Share Retirement

The Company periodically retires treasury shares acquired through share repurchases and returns those shares to the status of authorized but unissued. When treasury shares are retired, the Company’s policy is to allocate the excess of the repurchase price over the par value of shares acquired first, to additional paid-in capital, and then to retained earnings. The portion allocable to additional paid-in capital is determined by applying a percentage, determined by dividing the number of shares to be retired by the number of shares outstanding, to the balance of additional paid-in capital as of retirement.

(m)	Revenue Recognition

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(n)	Equity-Based Compensation

The Company recognizes compensation cost related to all equity-based awards in the financial statements based on the estimated grant date fair value. The Company’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital. The Company is authorized to grant various types of equity-based compensation awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock unit (“RSU”) awards, dividend equivalent awards and other types of awards. The grant date fair values of such awards are determined based on the type of award and may utilize market prices on the date of grant, Black-Scholes option-pricing model, Monte Carlo simulations or other acceptable valuation methodologies, as appropriate for the type of equity-based award. Compensation cost is recognized ratably over the applicable vesting or service period. Forfeitures are accounted for as they occur by reversing the expense previously recognized for awards that were forfeited during the period. See Note 10—Equity-Based Compensation.

(o)	Fair Value Measures

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long-lived assets). The fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. See Note 13—Fair Value Measurement.

(p)	Recently Adopted or Issued Accounting Standards

Reportable Segments

In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU is effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in this Annual Report on Form 10-K for the year ended December 31, 2024, and it did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax (expense) benefit and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, although early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company is evaluating the impact that ASC 2023-09 will have on the consolidated financial statements and the transition method it plans to use for adoption. The Company plans to adopt ASU 2023-09 in the Annual Report on Form 10-K for the year ending December 31, 2025.

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve the disclosure about certain operating expenses primarily through enhanced disclosure of cost of sales and selling, general and administrative expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 can be applied on either a prospective or a retrospective basis at the Company’s election. The Company is evaluating the impact that ASU 2024-03 will have on the consolidated financial statements and its plans for adoption, including its transition method and adoption date.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(3)  Intangibles

All customer relationships are subject to amortization and are amortized over a weighted-average period of 17 years, which reflects the remaining economic life of the relationships as of December 31, 2024. The Company recorded amortization expense of $71 million for each of the years ended December 31, 2022, 2023 and 2024.

The carrying amount of customer relationships were as follows:

	December 31,
(in thousands)	2023	2024
Gross carrying value of customer relationships	$1,555,000	1,555,000
Accumulated amortization of customer relationships	(339,569)	(410,241)
Customer relationships	$1,215,431	1,144,759

Future amortization expense as of December 31, 2024 is as follows (in thousands):

Year ending December 31, 2025	$70,672
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Year ending December 31, 2028	70,672
Year ending December 31, 2029	70,672
Thereafter	791,399
Total	$1,144,759

(4)  Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned during the years ended December 31, 2022, 2023 and 2024 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $14 million, $18 million and $20 million during the years ended December 31, 2022, 2023 and 2024, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets. For the years ended December 31, 2022, 2023 and 2024, general and administrative expense includes costs charged to the Company by Antero Resources of $30 million, $29 million and $32 million, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it. For further information on equity-based compensation, see Note 10—Equity-Based Compensation.

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

The Company’s gathering and compression service agreements with Antero Resources include: (i) the 2019 gathering and compression agreement, (ii) the Marcellus gathering and compression agreement, (iii) the Utica compression agreement and (iv) the Mountaineer gathering and compression agreement. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has two acreage dedications, one of which expired in 2024 and one that expires in 2030. Upon expiration of the Marcellus gathering and compression service agreement, the Utica compression agreement and the Mountaineer gathering and compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. Pursuant to the gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional undedicated acreage it acquires during the term of the 2019 gathering and compression agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement.

The 2019 gathering and compression agreement included a growth incentive fee program whereby low pressure gathering fees were reduced from 2020 through 2023 to the extent Antero Resources achieved certain quarterly volumetric targets during such time. Only Antero Resources’ throughput gathered under the 2019 gathering and compression agreement was considered in low pressure gathering volume targets. For the years ended December 31, 2022 and 2023, Antero Resources earned fee rebates of $48 million and $52 million, respectively. The growth incentive fee rebate program expired on December 31, 2023.

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

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. As of December 31, 2024, the minimum lease payments for the 2019 gathering and compression agreement and Mountaineer gathering and compression agreement end in 2034 and 2026, respectively. As of January 1, 2025, there are no minimum lease payments for the Marcellus gathering and compression agreement.

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of December 31, 2024 are as follows (in thousands):

Year ending December 31, 2025	$322,417
Year ending December 31, 2026	305,977
Year ending December 31, 2027	240,637
Year ending December 31, 2028	171,218
Year ending December 31, 2029	111,302
Thereafter	169,431
Total	$1,320,982

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company also provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee. As of December 31, 2024, the Company had minimum future revenues for its cost of service fees of $34 million to be received and recognized by the Company under the water services agreement during 2025 through 2031 related to unsatisfied performance obligations.

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

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. See Note 16—Reportable Segments for additional information.

	Year Ended December 31,
(in thousands)	2022	2023	2024	Reportable Segment
Type of service
Gathering—low pressure	$368,996	$420,002	427,074	Gathering and Processing (1)
Gathering—low pressure fee rebate	(48,000)	(51,500)	—	Gathering and Processing (1)
Compression	210,329	246,952	252,984	Gathering and Processing (1)
Gathering—high pressure	211,940	226,908	246,005	Gathering and Processing (1)
Fresh water delivery	153,546	164,641	149,072	Water Handling
Other fluid handling	93,846	105,440	101,730	Water Handling
Amortization of customer relationships	(37,086)	(37,086)	(37,086)	Gathering and Processing
Amortization of customer relationships	(33,586)	(33,586)	(33,586)	Water Handling
Total	$919,985	$1,041,771	1,106,193

Type of contract
Per unit fixed fee	$791,265	$893,862	926,063	Gathering and Processing (1)
Gathering—low pressure fee rebate	(48,000)	(51,500)	—	Gathering and Processing (1)
Per unit fixed fee	154,993	166,055	151,016	Water Handling
Cost plus 3%	71,490	81,125	69,095	Water Handling
Cost of service fee	20,909	22,901	30,691	Water Handling
Amortization of customer relationships	(37,086)	(37,086)	(37,086)	Gathering and Processing
Amortization of customer relationships	(33,586)	(33,586)	(33,586)	Water Handling
Total	$919,985	$1,041,771	1,106,193
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2023 and December 31, 2024 were $89 million and $115 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(6)  Property and Equipment

(a) Summary of Property and Equipment

Property and equipment, net consisted of the following items:

	Estimated	December 31,
(in thousands)	Useful Lives	2023	2024
Land	n/a	$31,668	31,237
Gathering systems and facilities	40-50 years (1)	3,345,845	3,553,934
Permanent buried pipelines and equipment	7-20 years	646,469	653,891
Surface pipelines and equipment	1-7 years	90,871	110,677
Heavy trucks and equipment	3-5 years	5,157	4,413
Above ground storage tanks	5-10 years	5,130	5,131
Other assets	3-20 years	8,110	8,111
Construction-in-progress	n/a	192,852	184,680
Total property and equipment		4,326,102	4,552,074
Less accumulated depreciation		(532,579)	(670,453)
Property and equipment, net		$3,793,523	3,881,621
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

(b) Asset Acquisitions

2022 Acquisitions

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

2024 Acquisition

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

(7)  Income Taxes

Income tax expense consisted of the following:

	Year Ended December 31,
(in thousands)	2022	2023	2024
Current income tax benefit	$—	(6,377)	—
Deferred income tax expense	117,494	134,664	147,729
Total income tax expense	$117,494	128,287	147,729

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Income tax expense differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to income before taxes as a result of the following:

	Year Ended December 31,
(in thousands)	2022	2023	2024
Federal income tax expense	$93,185	105,015	115,210
State income tax expense, net of federal effect	20,891	18,740	26,520
Equity-based compensation	1,027	4,086	4,597
Charitable contributions	—	—	2,576
Change in valuation allowance	2,582	5	(2,350)
Other	(191)	441	1,176
Total income tax expense	$117,494	128,287	147,729

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred income tax assets and liabilities is as follows:

	December 31,
(in thousands)	2023	2024
Deferred income tax assets:
NOL carryforwards	$115,284	117,854
Equity-based compensation	2,864	3,359
Charitable contributions	2,587	237
Total deferred income tax assets	120,735	121,450
Valuation allowance	(2,587)	(237)
Deferred income tax assets, net	118,148	121,213

Deferred income tax liability:
Investment in Antero Midstream Partners	384,027	534,821
Total deferred income tax liability	384,027	534,821
Deferred income tax liability, net	$(265,879)	(413,608)

In assessing the realizability of the deferred income tax assets, management considers whether some portion or all of the deferred income tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred income tax assets are deductible, management believed that the Company will not realize the benefits of certain of these deductible differences related to charitable contributions. As such, as of December 31, 2023 and 2024, the Company has recorded a full valuation allowance for its charitable contributions.

The calculation of the Company’s tax assets and liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon examination by the IRS or state revenue authorities. As of December 31, 2023 and 2024, the Company did not have any uncertain tax positions.

As of December 31, 2024, the Company has U.S. federal and state NOL carryforwards before the effect of income taxes of $438 million and $505 million, respectively, which have no expiration date. Tax years 2021 through 2024 remain open to examination by the IRS. The Company and its subsidiaries file tax returns with various state taxing authorities and those returns remain open to examination for tax years 2020 through 2024.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(8)  Long-Term Debt

Long-term debt consisted of the following items:

	December 31,
(in thousands)	2023	2024
Credit Facility (a)	$630,100	484,300
7.875% senior notes due 2026 (b)	550,000	—
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
5.375% senior notes due 2029 (e)	750,000	750,000
6.625% senior notes due 2032 (f)	—	600,000
Total principal	3,230,100	3,134,300
Unamortized debt premium	1,291	882
Unamortized debt issuance costs	(18,175)	(18,224)
Total long-term debt	$3,213,216	3,116,958

(a)	Credit Facility

On July 30, 2024, Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), amended and restated its senior secured revolving credit facility with a syndicate of banks. References to the (i) “Prior Credit Facility” refer to the credit facility in effect for periods prior to July 30, 2024, (ii) “New Credit Facility” refer to the credit facility in effect on or after July 30, 2024 and (iii) “Credit Facility” refer to the Prior Credit Facility and New Credit Facility, collectively.

Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2023 and 2024. The New Credit Facility matures on July 30, 2029; provided that if on the date that is 91 days prior to the stated maturity of any outstanding senior unsecured notes of the Borrower, including the 2027 Notes (as defined below), the 2028 Notes (as defined below) and the 2029 Notes (as defined below), the outstanding principal amount of such notes is greater than or equal to $50 million and the sum of (A) the outstanding principal amount of loans, undrawn letters of credit, and drawn but unreimbursed amounts with respect to letters of credit, in each case, then outstanding under the New Credit Facility plus (B) the amount by which (1) the outstanding principal amount of such notes on such date exceeds (2) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the New Credit Facility), the New Credit Facility will mature on such date. As of December 31, 2024, the Credit Facility had an available borrowing capacity of $766 million.

The New Credit Facility contains negative and affirmative covenants applicable to the Borrower and its restricted subsidiaries customary for credit facilities of this type, including, among other things, limitations on: liens; indebtedness; investments; fundamental changes, such as mergers, consolidations, liquidations and dissolutions; the disposition of assets; transactions with affiliates that are not on arms’-length terms; prepayments and amendments of certain indebtedness; and swap and hedge transactions.

The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy adopted by the board under the partnership agreement of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents.

The New Credit Facility also requires the Borrower to maintain the following financial ratios:

●	other than during an Investment Grade Period (as defined in the New Credit Facility) a consolidated interest coverage ratio, which is the ratio of our consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter;
●	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that, at our election, which may be exercised only once, during a period that is not an Investment Grade Period (the “Financial Covenant Election”), the consolidated total leverage ratio shall be no more than 5.25 to 1.0; and
●	after a Financial Covenant Election, a consolidated senior secured leverage ratio covenant in addition to the 5.25 to 1.0 consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2023 and 2024.

The New Credit Facility provides for borrowing under either the Adjusted Term SOFR plus a 0.10% credit adjustment spread and subject to a 0.00% floor or the Base Rate (as each term is defined in the Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) base rate loans, quarterly and (ii) SOFR Loans at the end of the applicable interest period if three months (or shorter, if applicable), or every three months if the applicable interest period is longer than three months. During any period that is not an Investment Grade Period (as defined in the New Credit Facility), the interest margin is determined with reference to the Borrower’s then-current consolidated total leverage ratio, which for SOFR loans range from 1.50% to 2.50%. During any period that is not an Investment Grade Period, commitment fees on the unused portion of the New Credit Facility are due quarterly at rates ranging from 0.25% to 0.375%. During an Investment Grade Period, the interest margin is determined by reference to our corporate family rating, which for SOFR loans range from 1.125% to 2.000%. During an Investment Grade Period, the commitment fees on the unused portion of the New Credit Facility are determined by reference to our corporate family rating, which range from 0.125% to 0.300%.

As of December 31, 2023, the Borrower had outstanding borrowings under the Prior Credit Facility of $630 million with a weighted average interest rate of 7.08%. As of December 31, 2024, the Borrower had outstanding borrowings under the New Credit Facility of $484 million with a weighted average interest rate of 6.09%. No letters of credit were outstanding under the Credit Facility as of December 31, 2023 and 2024.

(b)	7.875% Senior Notes Due 2026

On November 10, 2020, the Issuers issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 at par. Interest on the 2026 Notes was payable on May 15 and November 15 of each year. During the year ended December 31, 2024, the Issuers repurchased or otherwise fully redeemed $550 million aggregate principal amount of its 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million, which included the write-off of all unamortized debt issuance costs. The 2026 Notes were fully retired as of May 16, 2024.

(c)	5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.  The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes. The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility.  The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2027 Notes is payable on March 1 and September 1 of each year. Antero Midstream Partners may redeem all or part of the 2027 Notes at any time at redemption prices ranging from 100.958% as of December 31, 2024 to 100.00% on or after March 1, 2025. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

(d)5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par. The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time at redemption prices ranging from 101.917% as of December 31, 2024 to 100.00% on or after January 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(e)	5.375% Senior Notes Due 2029

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 102.688% as of December 31, 2024 to 100.00% on or after June 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(f)	6.625% Senior Notes Due 2032

On January 16, 2024, the Issuers issued $600 million in aggregate principal amount of 6.625% senior notes due February 1, 2032 at par. The 2032 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2032 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. The net proceeds from the 2032 Notes were used to repay outstanding borrowings on the Prior Credit Facility. Interest on the 2032 Notes is payable on February 1 and August 1 of each year. Antero Midstream Partners may redeem all or part of the 2032 Notes at any time on or after February 1, 2027 at redemption prices ranging from 103.313% on or after February 1, 2027 to 100.00% on or after February 1, 2029. In addition, prior to February 1, 2027, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2032 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 106.625% of the principal amount of the 2032 Notes, plus accrued and unpaid interest. At any time prior to February 1, 2027, Antero Midstream Partners may also redeem the 2032 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2032 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2032 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2032 Notes at a price equal to 101% of the principal amount of the 2032 Notes, plus accrued and unpaid interest.

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

During the years ended December 31, 2022, 2023 and 2024, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(9)  Accrued Liabilities

Accrued liabilities consisted of the following items:

	December 31,
(in thousands)	2023	2024
Capital expenditures	$22,195	10,980
Operating expenses	12,060	14,536
Interest expense	37,565	48,808
Ad valorem taxes	6,521	6,258
Other	2,289	2,973
Total accrued liabilities	$80,630	83,555

(10)  Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the Antero Midstream Corporation Long Term Incentive Plan under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. On June 5, 2024, that Company’s stockholders approved the AM LTIP. This amendment increased the number of shares of the Company’s common stock reserved for awards from 15,398,901 shares to 28,735,901 shares, and extended the term of the plan from March 12, 2029 to June 5, 2034. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of December 31, 2024, a total of 16,302,531 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Year Ended December 31,
(in thousands)	2022	2023	2024
Restricted stock units	$16,039	24,409	33,666
Performance share units	2,770	6,266	9,669
Equity awards issued to directors	845	931	997
Total expense	$19,654	31,606	44,332

The total fair value of the Company’s vested equity awards for the years ended December 31, 2022, 2023 and 2024 were $18 million, $22 million and $37 million, respectively.

(b)	Restricted Stock Unit Awards

RSU awards vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. The weighted average grant date fair value per share for RSUs granted during the years ended December 31, 2022, 2023 and 2024 were $11.28, $10.59 and $13.45, respectively.

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	5,877,170	$10.28
Granted	2,476,696	13.45
Vested	(2,641,854)	9.97
Forfeited	(69,751)	12.12
Total awarded and unvested—December 31, 2024	5,642,261	$11.79

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

As of December 31, 2024, unamortized equity-based compensation expense of $40 million related to the unvested RSUs is expected to be recognized over a weighted average period of 1.7 years.

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

In April 2019, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“2019 ROIC PSUs”). The number of shares of the Company’s common stock that could be earned with respect to the 2019 ROIC PSUs ranged from zero to 200% of the target number of the 2019 ROIC PSUs originally granted. The performance condition for the 2019 ROIC PSUs was met at 200% of target as of December 31, 2021. During the year ended December 31, 2022, the 2019 ROIC PSUs vested and converted into approximately 0.3 million shares of the Company’s common stock.

In April 2022, the Company granted PSUs to certain of its employees and executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2024 as compared to a targeted ROIC (“2022 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2022 ROIC PSUs ranges from zero to 200% of the target number of 2022 ROIC PSUs originally granted. The performance condition related to 2022 ROIC PSUs was met at 200% of target as of December 31, 2024. During the first quarter of 2025, the 2022 ROIC PSUs will vest and convert into approximately 0.9 million shares of common stock.

In March 2023, the Company granted PSUs to certain of its employees and executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2025 as compared to a targeted ROIC (“2023 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2023 ROIC PSUs ranges from zero to 200% of the target number of 2023 ROIC PSUs originally granted. The likelihood of achieving the performance conditions related to 2023 ROIC PSUs was probable as of December 31, 2024.

In March 2024, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2026 as compared to a targeted ROIC (“2024 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2024 ROIC PSUs ranges from zero to 200% of the target number of 2024 ROIC PSUs originally granted. The likelihood of achieving the performance conditions related to 2024 ROIC PSUs was probable as of December 31, 2024.

Summary Information for Performance Share Unit Awards

PSU awards vest subject to the satisfaction of certain performance and service requirements. Expense related to each PSU award is recognized on a straight-line basis over the performance period of the entire award. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to PSU awards is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The grant date fair value per share for PSUs granted during the years ended December 31, 2022, 2023 and 2024 were $11.05, $10.58 and $13.44, respectively.

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2023	952,101	$10.90
Granted	350,237	13.44
Total awarded and unvested—December 31, 2024	1,302,338	$11.59

As of December 31, 2024, unamortized equity-based compensation expense of $12 million related to the unvested PSUs is expected to be recognized over a weighted average period of 1.6 years.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(11)  Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2021	January 26, 2022	February 9, 2022	$108,149	$0.2250
*	February 14, 2022	February 14, 2022	138	*
Q1 2022	April 27, 2022	May 11, 2022	109,296	0.2250
*	May 16, 2022	May 16, 2022	137	*
Q2 2022	July 27, 2022	August 10, 2022	107,675	0.2250
*	August 15, 2022	August 15, 2022	138	*
Q3 2022	October 26, 2022	November 9, 2022	107,705	0.2250
*	November 14, 2022	November 14, 2022	137	*
	Total 2022		$433,375

Q4 2022	January 25, 2023	February 8, 2023	$108,364	$0.2250
*	February 14, 2023	February 14, 2023	138	*
Q1 2023	April 26, 2023	May 10, 2023	110,607	0.2250
*	May 15, 2023	May 15, 2023	137	*
Q2 2023	July 26, 2023	August 9, 2023	107,900	0.2250
*	August 14, 2023	August 14, 2023	138	*
Q3 2023	October 25, 2023	November 8, 2023	107,975	0.2250
*	November 14, 2023	November 14, 2023	137	*
	Total 2023		$435,396

Q4 2023	January 24, 2024	February 7, 2024	$107,918	$0.2250
*	February 14, 2024	February 14, 2024	138	*
Q1 2024	April 24, 2024	May 8, 2024	112,818	0.2250
*	May 15, 2024	May 15, 2024	137	*
Q2 2024	July 24, 2024	August 7, 2024	108,516	0.2250
*	August 14, 2024	August 14, 2024	138	*
Q3 2024	October 23, 2024	November 6, 2024	108,382	0.2250
*	November 14, 2024	November 14, 2024	137	*
	Total 2024		$438,184
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 12—Equity and Net Income Per Common Share.

On January 14, 2025, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended December 31, 2024. The dividend was paid on February 12, 2025 to stockholders of record as of January 29, 2025. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that will be paid on February 14, 2025 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 12—Equity and Net Income Per Common Share. As of December 31, 2024, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

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

(b)Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Year Ended December 31,
(in thousands)	2022	2023	2024
Basic weighted average number of common shares outstanding	478,232	479,378	480,822
Add: Dilutive effect of RSUs	1,050	1,668	2,345
Add: Dilutive effect of PSUs	91	528	1,417
Add: Dilutive effect of Series A Preferred Stock	927	798	663
Diluted weighted average number of common shares outstanding	480,300	482,372	485,247

There were no anti-dilutive securities outstanding during the years ended December 31, 2022, 2023 and 2024.

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

	Year Ended December 31,
(in thousands, except per share amounts)	2022	2023	2024
Net income	$326,242	371,786	400,892
Less preferred stock dividends	(550)	(550)	(550)
Net income available to common shareholders	$325,692	371,236	400,342

Net income per common share–basic	$0.68	0.77	0.83
Net income per common share–diluted	$0.68	0.77	0.83

Weighted average common shares outstanding–basic	478,232	479,378	480,822
Weighted average common shares outstanding–diluted	480,300	482,372	485,247

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13)  Fair Value Measurement

The carrying values on the consolidated balance sheets of the Company’s cash and cash equivalents, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The carrying value of the amounts under the Credit Facility as of December 31, 2023 and December 31, 2024 approximated fair value because the variable interest rates are reflective of current market conditions.

The fair value and carrying value of the Company’s Senior Notes is as follows:

	December 31, 2023		December 31, 2024
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2026 Notes	$565,785	546,631	—	—
2027 Notes	642,655	647,313	646,750	648,082
2028 Notes	641,030	645,702	644,410	646,684
2029 Notes	720,000	743,470	730,425	744,516
2032 Notes	—	—	602,220	593,376
Total	$2,569,470	2,583,116	2,623,805	2,632,658
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premium.

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2022	$526,652	126,115	652,767
Additional investments	—	262	262
Equity in earnings of unconsolidated affiliates (1)	98,194	7,262	105,456
Distributions from unconsolidated affiliates	(116,025)	(15,810)	(131,835)
Balance as of December 31, 2023	508,821	117,829	626,650
Additional investments	—	2,393	2,393
Equity in earnings of unconsolidated affiliates (1)	102,474	8,099	110,573
Distributions from unconsolidated affiliates	(120,930)	(14,730)	(135,660)
Balance as of December 31, 2024	$490,365	113,591	603,956
(1)

As adjusted for the amortization of the difference between the cost of the equity investments in the Joint Venture and Stonewall and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)Summarized Financial Information of Unconsolidated Affiliates

The following tables present summarized financial information for the Company’s investments in unconsolidated affiliates:

Combined Balance Sheets

	December 31,
(in thousands)	2023	2024
Current assets	$68,894	79,680
Noncurrent assets	1,460,004	1,412,844
Total assets	$1,528,898	1,492,524

Current liabilities	$7,711	9,319
Noncurrent liabilities	4,028	3,630
Noncontrolling interest	146,094	139,368
Partners' capital	1,371,065	1,340,207
Total liabilities and partners' capital	$1,528,898	1,492,524

Statements of Combined Operations

	Year Ended December 31,
(in thousands)	2022	2023	2024
Revenues	$357,730	388,717	407,553
Operating expenses	153,383	156,678	163,134
Income from operations	204,347	232,039	244,419
Net income attributable to unconsolidated affiliates, including noncontrolling interest	248,458	269,471	284,190
Net income attributable to unconsolidated affiliates	257,458	278,545	293,252

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3, 2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which includes pre-judgment interest through April 30, 2023. On May 26, 2023, Veolia filed a notice of appeal of the final judgment, and on June 9, 2023, Antero Treatment filed a notice of cross-appeal. Oral argument at the Colorado Court of Appeals occurred on October 15, 2024. On December 9, 2024, the District Court awarded Antero Treatment approximately $19 million in attorneys’ fees and costs. On December 19, 2024, the Colorado Court of Appeals affirmed the District Court’s May 3, 2023 judgment and associated damages award, and remanded the case to the District Court for purposes of calculating appellate attorneys’ fees and costs owed to the Company by Veolia. On January 27, 2025, Veolia filed a notice of appeal of the District Court’s December 9th award of attorneys’ fees and costs. The December 9, 2024 decision by the District Court and the December 19, 2024 decision by the Colorado Court of Appeals each remain subject to appeal.

(16)  Reportable Segments

The Company’s operations, which are located in the United States, are organized into two reportable segments: (i) gathering and processing and (ii) water handling. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services (including the expertise required for these operations), production processes and distribution methods. The Company’s Chairman of the Board, Director, Chief Executive Officer and President was determined to be the Company’s chief operating decision maker (“CODM”). The CODM evaluates the performance of the Company’s business segments based on operating income. The CODM considered the Company’s actual operating income as compared to the operating income for (i) the relevant prior period actual results, (ii) budget and (iii) guidance on a monthly basis for purposes of evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. Interest expense is primarily managed and evaluated on a consolidated basis. Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2—Summary of Significant Accounting Policies to the consolidated financial statements.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)Reportable Segments Financial Information

The summarized operating results of the Company’s reportable segments are as follows:

	Year Ended December 31, 2022
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$743,265	244,770	—	988,035
Revenue–third-party	—	2,622	—	2,622
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	706,179	213,806	—	919,985
Operating expenses:
Direct operating	75,889	104,365	—	180,254
General and administrative (excluding equity-based compensation)	24,578	13,080	4,813	42,471
Equity-based compensation	14,394	4,415	845	19,654
Facility idling	—	4,166	—	4,166
Depreciation	81,390	50,372	—	131,762
Impairment of property and equipment	1,130	2,572	—	3,702
Other (2)	(2,120)	630	—	(1,490)
Total operating expenses	195,261	179,600	5,658	380,519
Operating income	$510,918	34,206	(5,658)	539,466

Equity in earnings of unconsolidated affiliates	$94,218	—	—	94,218
Additions to property and equipment	$227,561	71,363	—	298,924

(1)Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

(2)

Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on sale of assets, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

	Year Ended December 31, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$842,362	268,667	—	1,111,029
Revenue–third-party	—	1,414	—	1,414
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	805,276	236,495	—	1,041,771
Operating expenses:
Direct operating	95,507	117,658	—	213,165
General and administrative (excluding equity-based compensation)	22,532	12,497	4,433	39,462
Equity-based compensation	23,313	7,362	931	31,606
Facility idling	—	2,459	—	2,459
Depreciation	83,409	52,650	—	136,059
Impairment of property and equipment	133	13	—	146
Other (2)	6,039	973	—	7,012
Total operating expenses	230,933	193,612	5,364	429,909
Operating income	$574,343	42,883	(5,364)	611,862

Equity in earnings of unconsolidated affiliates	$105,456	—	—	105,456
Additions to property and equipment	$130,305	53,428	—	183,733
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)

Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on sale of assets, as applicable, which represent segment operating expenses that are not considered significant.

	Year Ended December 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$926,063	248,858	—	1,174,921
Revenue–third-party	—	1,944	—	1,944
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	888,977	217,216	—	1,106,193
Operating expenses:
Direct operating	103,053	114,923	—	217,976
General and administrative (excluding equity-based compensation)	28,814	8,279	4,661	41,754
Equity-based compensation	35,535	7,800	997	44,332
Facility idling	—	1,721	—	1,721
Depreciation	84,398	55,602	—	140,000
Impairment of property and equipment	332	—	—	332
Other (2)	—	912	—	912
Total operating expenses	252,132	189,237	5,658	447,027
Operating income	$636,845	27,979	(5,658)	659,166

Equity in earnings of unconsolidated affiliates	$110,573	—	—	110,573
Additions to property and equipment	$141,832	30,515	—	172,347

(1)Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

(2)

Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on sale of assets, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The summarized total assets of the Company’s reportable segments are as follows:

	Year Ended December 31, 2023
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$626,650	—	—	626,650
Total assets	4,691,827	1,045,725	66	5,737,618

(1)Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	Year Ended December 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$603,956	—	—	603,956
Total assets	4,769,825	991,923	—	5,761,748
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.