Form 10-Q
period 2025-03-31
Antero Midstream Corp
filed 2025-04-30
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Number of shares of the registrant’s common stock outstanding as of April 25, 2025 (in thousands): 479,219

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2024. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	our ability to execute our business strategy;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	our ability to execute our share repurchase and dividend programs;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	costs of conducting our operations;
●	impacts of geopolitical events, including the conflicts in Ukraine and in the Middle East, and world health events;
●	actions taken by third-party producers, operators, processors and transporters;
●	competition;
●	government regulations and changes in laws;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	expectations regarding the amount and timing of litigation awards;
●	pending legal or environmental matters;
●	uncertainty regarding our future operating results;
●	credit markets;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruptions, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes or changes in law, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events, cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	March 31,
	2024	2025
Assets
Current assets:
Accounts receivable–Antero Resources	$115,180	124,005
Accounts receivable–third party	832	877
Other current assets	2,052	2,770
Total current assets	118,064	127,652
Long-term assets:
Property and equipment, net	3,881,621	3,884,394
Investments in unconsolidated affiliates	603,956	600,349
Customer relationships	1,144,759	1,127,091
Other assets, net	13,348	12,632
Total assets	$5,761,748	5,752,118

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,114	5,743
Accounts payable–third party	12,308	15,071
Accrued liabilities	83,555	66,906
Other current liabilities	635	2,477
Total current liabilities	100,612	90,197
Long-term liabilities:
Long-term debt	3,116,958	3,110,975
Deferred income tax liability, net	413,608	448,024
Other	15,399	14,383
Total liabilities	3,646,577	3,663,579
Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2024 and March 31, 2025
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2024 and March 31, 2025	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 479,422 and 479,263 issued and outstanding as of December 31, 2024 and March 31, 2025, respectively	4,794	4,793
Additional paid-in capital	2,019,830	1,984,372
Retained earnings	90,547	99,374
Total stockholders' equity	2,115,171	2,088,539
Total liabilities and stockholders' equity	$5,761,748	5,752,118

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2024	2025
Revenue:
Gathering and compression–Antero Resources	$227,593	238,017
Water handling–Antero Resources	68,455	70,275
Water handling–third party	671	505
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	279,051	291,129
Operating expenses:
Direct operating	53,918	56,830
General and administrative (including $9,327 and $12,402 of equity-based compensation in 2024 and 2025, respectively)	21,221	23,024
Facility idling	522	443
Depreciation	37,095	32,748
Impairment of property and equipment	—	817
Other operating expense, net	44	44
Total operating expenses	112,800	113,906
Operating income	166,251	177,223
Other income (expense):
Interest expense, net	(53,308)	(48,410)
Equity in earnings of unconsolidated affiliates	27,530	28,020
Loss on early extinguishment of debt	(59)	—
Total other expense	(25,837)	(20,390)
Income before income taxes	140,414	156,833
Income tax expense	(36,488)	(36,096)
Net income and comprehensive income	$103,926	120,737

Net income per common share–basic	$0.22	0.25
Net income per common share–diluted	$0.21	0.25

Weighted average common shares outstanding:
Basic	479,897	479,064
Diluted	484,303	484,378

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Retained	Total
	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2023	$—	479,713	$4,797	2,046,487	100,447	2,151,731
Dividends to stockholders	—	—	—	(8,542)	(100,447)	(108,989)
Equity-based compensation	—	—	—	9,327	—	9,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	615	6	(5,622)	—	(5,616)
Net income and comprehensive income	—	—	—	—	103,926	103,926
Balance at March 31, 2024	$—	480,328	$4,803	2,041,650	103,926	2,150,379

Balance at December 31, 2024	$—	479,422	$4,794	2,019,830	90,547	2,115,171
Dividends to stockholders	—	—	—	(22,206)	(90,547)	(112,753)
Equity-based compensation	—	—	—	12,402	—	12,402
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,563	16	(18,465)	—	(18,449)
Repurchases and retirement of common stock	—	(1,722)	(17)	(7,189)	(21,363)	(28,569)
Net income and comprehensive income	—	—	—	—	120,737	120,737
Balance at March 31, 2025	$—	479,263	$4,793	1,984,372	99,374	2,088,539

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2025
Cash flows provided by (used in) operating activities:
Net income	$103,926	120,737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	37,095	32,748
Impairment of property and equipment	—	817
Deferred income tax expense	36,488	34,416
Equity-based compensation	9,327	12,402
Equity in earnings of unconsolidated affiliates	(27,530)	(28,020)
Distributions from unconsolidated affiliates	34,960	33,375
Amortization of customer relationships	17,668	17,668
Amortization of deferred financing costs	1,655	1,307
Settlement of asset retirement obligations	(164)	(210)
Loss on early extinguishment of debt	59	—
Other operating activities	44	44
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(16,156)	(8,825)
Accounts receivable–third party	103	35
Other current assets	(189)	(695)
Accounts payable–Antero Resources	716	1,629
Accounts payable–third party	2,346	1,056
Income taxes payable	—	1,783
Accrued liabilities	10,213	(21,325)
Net cash provided by operating activities	210,561	198,942
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(27,723)	(22,081)
Additions to water handling systems	(7,350)	(8,447)
Additional investments in unconsolidated affiliate	—	(1,748)
Acquisition of gathering systems and facilities	(2,048)	—
Other investing activities	(2)	5
Net cash used in investing activities	(37,123)	(32,271)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(107,918)	(112,615)
Dividends to preferred stockholders	(138)	(138)
Repurchases of common stock	—	(28,569)
Issuance of Senior Notes	600,000	—
Redemption of Senior Notes	(2,147)	—
Payments of deferred financing costs	(7,082)	—
Borrowings on Credit Facility	245,100	304,300
Repayments on Credit Facility	(875,200)	(311,200)
Employee tax withholding for settlement of equity-based compensation awards	(31)	(18,449)
Net cash used in financing activities	(147,416)	(166,671)
Net increase in cash and cash equivalents	26,022	—
Cash and cash equivalents, beginning of period	66	—
Cash and cash equivalents, end of period	$26,088	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	42,067	65,272
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	(5,301)	5,012

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in the context of the Company’s December 31, 2024 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2024 consolidated financial statements were included in the Company’s 2024 Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2024 and March 31, 2025, and results of operations and cash flows for the three months ended March 31, 2024 and 2025. The Company has no items of other comprehensive income or loss; therefore, net income is equal to comprehensive income.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(c)	Recently Adopted or Issued Accounting Standards

Reportable Segments

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosures primarily through enhanced disclosure of reportable segment expenses. This ASU was effective for annual reporting periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the 2024 Form 10-K, and it did not have a material impact on the Company’s consolidated financial statements.

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

Disaggregation of Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve the disclosure about certain operating expenses primarily through enhanced disclosure of cost of sales and selling, general and administrative expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 can be applied on either a prospective or a retrospective basis at the Company’s election. The Company is evaluating the impact that ASU 2024-03 will have on the financial statements and its plans for adoption, including its transition method and adoption date.

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 17 years, which reflects the remaining economic life of the relationships as of March 31, 2025. The carrying amount of customer relationships were as follows:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2024	2025
Gross carrying value of customer relationships	$1,555,000	1,555,000
Accumulated amortization of customer relationships	(410,241)	(427,909)
Customer relationships	$1,144,759	1,127,091

Future amortization expense as of March 31, 2025 is as follows (in thousands):

Remainder of year ending December 31, 2025	$53,004
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Year ending December 31, 2028	70,672
Year ending December 31, 2029	70,672
Thereafter	791,399
Total	$1,127,091

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned during the three months ended March 31, 2024 and 2025 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company. Direct operating expense includes costs charged to the Company of $5 million during each of the three months ended March 31, 2024 and 2025. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets. General and administrative expense includes costs charged to the Company by Antero Resources of $8 million and $9 million during the three months ended March 31, 2024 and 2025, respectively. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

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

Pursuant to the gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has one remaining acreage dedication that expires in 2030. Upon expiration of the Marcellus gathering and compression agreement, the Utica compression agreement and the Mountaineer gathering and compression service agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional undedicated acreage it acquires during the term of the 2019 gathering and compression agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement.

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

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. As of March 31, 2025, the minimum lease payments for the 2019 gathering and compression agreement and Mountaineer gathering and compression agreement end in 2035 and 2026, respectively. As of January 1, 2025, there are no minimum lease payments for the Marcellus gathering and compression agreement.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of March 31, 2025 are as follows (in thousands):

Remainder of year ending December 31, 2025	$234,031
Year ending December 31, 2026	315,911
Year ending December 31, 2027	250,571
Year ending December 31, 2028	181,179
Year ending December 31, 2029	121,236
Thereafter	221,575
Total	$1,324,503

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third-parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee. As of March 31, 2025, the Company had minimum future revenues for its cost of service fees of $34 million to be received and recognized by the Company under the water services agreement during 2025 through 2032 as the agreement’s performance obligations are satisfied.

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

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. See Note 15—Reportable Segments for additional information.

	Three Months Ended March 31,
(in thousands)	2024	2025	Reportable Segment
Type of service
Gathering—low pressure	$106,736	109,005	Gathering and Processing (1)
Compression	62,584	65,074	Gathering and Processing (1)
Gathering—high pressure	58,273	63,938	Gathering and Processing (1)
Fresh water delivery	44,146	41,209	Water Handling
Other fluid handling	24,980	29,571	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	Water Handling
Total	$279,051	291,129

Type of contract
Per unit fixed fee	$227,593	238,017	Gathering and Processing (1)
Per unit fixed fee	44,817	41,715	Water Handling
Cost plus 3%	17,410	20,353	Water Handling
Cost of service fee	6,899	8,712	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	Water Handling
Total	$279,051	291,129
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2024 and March 31, 2025, were $115 million and $124 million, respectively.

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	March 31,
(in thousands)	Useful Lives	2024	2025
Land	n/a	$31,237	31,813
Gathering systems and facilities	40-50 years (1)	3,553,934	3,656,436
Permanent buried pipelines and equipment	7-20 years	653,891	656,788
Surface pipelines and equipment	1-7 years	110,677	125,638
Heavy trucks and equipment	3-5 years	4,413	4,413
Above ground storage tanks	5-10 years	5,131	5,133
Other assets	3-20 years	8,111	8,111
Construction-in-progress	n/a	184,680	99,263
Total property and equipment		4,552,074	4,587,595
Less accumulated depreciation		(670,453)	(703,201)
Property and equipment, net		$3,881,621	3,884,394
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Asset Acquisition

On May 1, 2024, the Company acquired certain Marcellus gas gathering and compression assets from Summit for $70 million in cash, before closing adjustments, with an effective date of April 1, 2024. The acquired assets include 48 miles of high pressure gathering pipelines and two compressor stations with 100 MMcf/d of compression capacity. These assets were already interconnected to the Company’s low pressure and high pressure gas gathering systems at the time of acquisition and service Antero Resources’ production. Substantially all of the cash consideration for this asset acquisition was allocated to gathering systems and facilities, included in property and equipment, net in the condensed consolidated balance sheet as of May 1, 2024.

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2024	2025
Credit Facility (a)	$484,300	477,400
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
5.375% senior notes due 2029 (e)	750,000	750,000
6.625% senior notes due 2032 (f)	600,000	600,000
Total principal	3,134,300	3,127,400
Unamortized debt premium	882	782
Unamortized debt issuance costs	(18,224)	(17,207)
Total long-term debt	$3,116,958	3,110,975

(a)	Credit Facility

On July 30, 2024, Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), amended and restated its senior secured revolving credit facility with a syndicate of banks. References to the “Credit Facility” refer to the senior secured revolving credit facility in effect for periods prior to July 30, 2024 and the senior secured revolving credit facility in effect on or after July 30, 2024, collectively, as the context requires.

Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2024 and March 31, 2025, respectively. The Credit Facility matures on July 30, 2029; provided that if on the date that is 91 days prior to the stated maturity of any outstanding senior unsecured notes of the Borrower, including the 2027 Notes (as defined below), the 2028 Notes (as defined below) and the 2029 Notes (as defined below), the outstanding principal amount of such notes is greater than or equal to $50 million and the sum of (A) the outstanding principal amount of loans, undrawn letters of credit, and drawn but unreimbursed amounts with respect to letters of credit, in each case, then outstanding under the Credit Facility plus (B) the amount by which (1) the outstanding principal amount of such notes on such date exceeds (2) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the Credit Facility), the Credit Facility will mature on such date. As of March 31, 2025, the Credit Facility had an available borrowing capacity of $773 million.

The Credit Facility contains negative and affirmative covenants applicable to the Borrower and its restricted subsidiaries customary for credit facilities of this type, including, among other things, limitations on: liens; indebtedness; investments; fundamental changes, such as mergers, consolidations, liquidations and dissolutions; the disposition of assets; transactions with affiliates that are not on arms’-length terms; prepayments and amendments of certain indebtedness; and swap and hedge transactions.

The Credit Facility permits distributions to the holders of the Borrower’s equity interests in accordance with the cash distribution policy, adopted by the board under the partnership agreement of the Borrower, provided that no event of default exists or would be caused thereby, and only to the extent permitted by the Borrower’s organizational documents.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Credit Facility also requires the Borrower to maintain the following financial ratios:

●	other than during an Investment Grade Period (as defined in the Credit Facility) a consolidated interest coverage ratio, which is the ratio of our consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter;
●	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that, at our election, which may be exercised only once, during a period that is not an Investment Grade Period (the “Financial Covenant Election”), the consolidated total leverage ratio shall be no more than 5.25 to 1.0; and
●	after a Financial Covenant Election, a consolidated senior secured leverage ratio covenant in addition to the 5.25 to 1.0 consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2024 and March 31, 2025.

The Credit Facility provides for borrowing under either the Adjusted Term Secured Overnight Financing Rate (“SOFR”) plus a 0.10% credit adjustment spread and subject to a 0.00% floor or the Base Rate (as each term is defined in the Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) Base Rate loans, quarterly and (ii) SOFR Loans at the end of the applicable interest period if three months (or shorter, if applicable), or every three months if the applicable interest period is longer than three months. During any period that is not an Investment Grade Period, the interest margin is determined with reference to the Borrower’s then-current consolidated total leverage ratio, which for SOFR loans range from 1.50% to 2.50%. During any period that is not an Investment Grade Period, commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375%.

If the Borrower receives at least two Investment Grade Ratings (as defined in the Credit Facility), no default or event of default exists and the Borrower is in pro forma compliance with the Credit Facility’s financial covenants (subject to provision of the Credit Facility), the Borrower may elect to enter into an Investment Grade Period. During an Investment Grade Period, the interest margin is determined by reference to our corporate family rating, which for SOFR loans range from 1.125% to 2.000%. In addition, during an Investment Grade Period, the commitment fees on the unused portion of the Credit Facility are determined by reference to our corporate family rating, which range from 0.125% to 0.300%. The Borrower was not in an Investment Grade Period during the three months ended March 31, 2025.

As of December 31, 2024, the Borrower had outstanding borrowings under the Credit Facility of $484 million with a weighted average interest rate of 6.09%. As of March 31, 2025, the Borrower had outstanding borrowings under the Credit Facility of $477 million with a weighted average interest rate of 5.92%. No letters of credit were outstanding under the Credit Facility as of December 31, 2024 and March 31, 2025, respectively.

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

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par. The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes. The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

of its future restricted subsidiaries. Interest on the 2027 Notes is payable on March 1 and September 1 of each year. Antero Midstream Partners may redeem all or part of the 2027 Notes at any time at a redemption price of 100.00% as of March 31, 2025. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

(d)	5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par. The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time at redemption prices ranging from 100.958% as of March 31, 2025 to 100.00% on or after January 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

(e)	5.375% Senior Notes Due 2029

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 102.688% as of March 31, 2025 to 100.00% on or after June 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

During the three months ended March 31, 2024 and 2025, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2024	2025
Capital expenditures	$10,980	14,287
Operating expenses	14,536	15,460
Interest expense	48,808	30,639
Ad valorem taxes	6,258	2,992
Other	2,973	3,528
Total accrued liabilities	$83,555	66,906

(9) Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes costs related to its long term incentive plans. Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital.

On June 5, 2024, the Company’s stockholders approved the Amended and Restated Antero Midstream Corporation Long Term Incentive Plan (the “AM LTIP”). The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of March 31, 2025, a total of 14,570,267 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended March 31,
(in thousands)	2024	2025
Restricted stock units	$7,127	9,226
Performance share units	1,951	2,902
Equity awards issued to directors	249	274
Total expense	$9,327	12,402

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	5,642,261	$11.79
Granted	2,101,488	16.46
Vested	(1,792,395)	11.86
Forfeited	(368)	13.44
Total awarded and unvested—March 31, 2025	5,950,986	$13.41

As of March 31, 2025, unamortized equity-based compensation expense of $65 million related to the unvested RSUs is expected to be recognized over a weighted average period of 2.3 years.

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

In April 2022, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“2022 ROIC PSUs”). The number of shares of the Company’s common stock that could be earned with respect to the 2022 ROIC PSUs ranged from zero to 200% of the target number of 2022 ROIC PSUs originally granted. The performance condition for the 2022 ROIC PSUs was met at 200% of target as of December 31, 2024. As a result, during the first quarter of 2025 the 2022 ROIC PSUs vested and converted into approximately 0.9 million shares of the Company’s common stock. As of March 31, 2025, there were no 2022 ROIC PSUs outstanding.

In March 2025, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2027 as compared to a targeted ROIC (“2025 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2025 ROIC PSUs ranges from zero to 200% of the target number of 2025 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2025 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2025 ROIC PSU awards was probable as of March 31, 2025.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	1,302,338	$11.59
Granted	300,029	16.46
Vested	(439,935)	11.28
Total awarded and unvested—March 31, 2025	1,162,432	$12.96

As of March 31, 2025, unamortized equity-based compensation expense of $19 million related to the unvested PSUs is expected to be recognized over a weighted average period of 2.1 years.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2023	January 24, 2024	February 7, 2024	$107,918	$0.2250
*	February 14, 2024	February 14, 2024	138	*
Q1 2024	April 24, 2024	May 8, 2024	112,818	0.2250
*	May 15, 2024	May 15, 2024	137	*
Q2 2024	July 24, 2024	August 7, 2024	108,516	0.2250
*	August 14, 2024	August 14, 2024	138	*
Q3 2024	October 23, 2024	November 6, 2024	108,382	0.2250
*	November 14, 2024	November 14, 2024	137	*
	Total 2024		$438,184

Q4 2024	January 29, 2025	February 12, 2025	$112,615	$0.2250
*	February 14, 2025	February 14, 2025	138	*
	Total 2025		$112,753
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Net Income Per Common Share.

On April 9, 2025, the Board announced the declaration of a cash dividend on the shares of the Company’s common stock of $0.2250 per share for the quarter ended March 31, 2025. The dividend is payable on May 7, 2025 to stockholders of record as of April 23, 2025. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that is payable on May 15, 2025 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Net Income Per Common Share. As of March 31, 2025, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three Months Ended March 31,
(in thousands)	2024	2025
Basic weighted average number of common shares outstanding	479,897	479,064
Add: Dilutive effect of RSUs	2,666	3,074
Add: Dilutive effect of PSUs	1,029	1,684
Add: Dilutive effect of Series A Preferred Stock	711	556
Diluted weighted average number of common shares outstanding	484,303	484,378

There were no anti-dilutive securities outstanding during the three months ended March 31, 2024 and 2025.

(c)	Net Income Per Common Share

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2024	2025
Net income	103,926	120,737
Less preferred stock dividends	(138)	(138)
Net income available to common shareholders	103,788	120,599

Net income per common share–basic	0.22	0.25
Net income per common share–diluted	0.21	0.25

Weighted average common shares outstanding–basic	479,897	479,064
Weighted average common shares outstanding–diluted	484,303	484,378

(12) Fair Value Measurement

The carrying values on the condensed consolidated balance sheets of the Company’s accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The carrying value of the amounts under the Credit Facility as of December 31, 2024 and March 31, 2025 approximated fair value because the variable interest rates are reflective of current market conditions.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2024		March 31, 2025
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2027 Notes	$646,750	648,082	645,905	648,286
2028 Notes	644,410	646,684	642,135	646,941
2029 Notes	730,425	744,516	730,575	744,788
2032 Notes	602,220	593,376	605,220	593,560
Total	$2,623,805	2,632,658	2,623,835	2,633,575
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premium.

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2024	$490,365	113,591	603,956
Additional investments	—	1,748	1,748
Equity in earnings of unconsolidated affiliates (1)	25,904	2,116	28,020
Distributions from unconsolidated affiliates	(29,790)	(3,585)	(33,375)
Balance as of March 31, 2025	$486,479	113,870	600,349
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3, 2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which includes pre-judgment interest through April 30, 2023. On May 26, 2023, Veolia filed a notice of appeal of the final judgment, and on June 9, 2023, Antero Treatment filed a notice of cross-appeal. Oral argument at the Colorado Court of Appeals occurred on October 15, 2024. On December 9, 2024, the District Court awarded Antero Treatment approximately $19 million in attorneys’ fees and costs. On December 19, 2024, the Colorado Court of Appeals affirmed the District Court’s May 3, 2023 judgment and associated damages award, and remanded the case to the District Court for purposes of calculating appellate attorneys’ fees and costs owed to the Company by Veolia. On January 27, 2025, Veolia filed a notice of appeal of the District Court’s December 9, 2024 award of attorneys’ fees and costs, and on March 20, 2025, Veolia filed a petition for certiorari in the Colorado Supreme Court challenging the December 19, 2024 decision of the Court of Appeals. Veolia’s appeal of the December 9, 2024 decision by the District Court and their petition for certiorari with respect to the December 19, 2024 decision by the Colorado Court of Appeals each remain pending.

(15) Reportable Segments

The Company’s operations, which are located in the United States, are organized into two reportable segments: (i) gathering and processing and (ii) water handling. These segments are monitored separately by management for performance and are consistent with internal financial reporting.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended March 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$227,593	68,455	—	296,048
Revenue–third-party	—	671	—	671
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	218,322	60,729	—	279,051
Operating expenses:
Direct operating	26,143	27,775	—	53,918
General and administrative (excluding equity-based compensation)	7,470	3,411	1,013	11,894
Equity-based compensation	7,263	1,815	249	9,327
Facility idling	—	522	—	522
Depreciation	23,421	13,674	—	37,095
Other (2)	—	44	—	44
Total operating expenses	64,297	47,241	1,262	112,800
Operating income	$154,025	13,488	(1,262)	166,251

Equity in earnings of unconsolidated affiliates	$27,530	—	—	27,530
Additions to property and equipment	$27,723	7,350	—	35,073

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

	Three Months Ended March 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$238,017	70,275	—	308,292
Revenue–third-party	—	505	—	505
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	228,746	62,383	—	291,129
Operating expenses:
Direct operating	26,193	30,637	—	56,830
General and administrative (excluding equity-based compensation)	5,238	4,197	1,187	10,622
Equity-based compensation	7,883	4,245	274	12,402
Facility idling	—	443	—	443
Depreciation	19,031	13,717	—	32,748
Impairment of property and equipment	—	817	—	817
Other (2)	—	44	—	44
Total operating expenses	58,345	54,100	1,461	113,906
Operating income	$170,401	8,283	(1,461)	177,223

Equity in earnings of unconsolidated affiliates	$28,020	—	—	28,020
Additions to property and equipment	$22,081	8,447	—	30,528

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The summarized total assets of the Company’s reportable segments are as follows:

	As of December 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$603,956	—	—	603,956
Total assets	4,769,825	991,923	—	5,761,748
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	(Unaudited)
	As of March 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$600,349	—	—	600,349
Total assets	4,768,047	983,673	398	5,752,118
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Share Repurchase Program

During the three months ended March 31, 2025, we repurchased approximately 2 million shares of our common stock through our share repurchase program for a total cost of $29 million. As of March 31, 2025, we have approximately $443 million of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Market Conditions and Business Trends

Commodity Markets

Benchmark prices for natural gas and NGLs increased, while benchmark prices for oil decreased during the three months ended March 31, 2025 as compared to the same period of 2024. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to historical levels, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by

1.0% between September and December 2024. While inflationary pressures in the United States’ economy have begun to subside, it is uncertain what impact recent tariff activity by the United States and foreign governments will have on inflation.

The economy also continues to be impacted by global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions, tariffs and other global trade restrictions, among others. While neither our nor Antero Resources’ supply chain has experienced any significant interruptions due to such events, there can be no assurance that we will not experience interruptions in the future.

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

Results of Operations

We have two reportable segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the Joint Venture and Stonewall. The Joint Venture and Stonewall provide processing and fractionation services and high-pressure gas gathering services, respectively, in the Appalachian Basin. The water handling segment includes (i) two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending. See Note 15—Reportable Segments to our unaudited condensed consolidated financial statements for additional information.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2025

The operating results of our reportable segments were as follows:

	Three Months Ended March 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$227,593	68,455	—	296,048
Revenue–third-party	—	671	—	671
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	218,322	60,729	—	279,051
Operating expenses:
Direct operating	26,143	27,775	—	53,918
General and administrative (excluding equity-based compensation)	7,470	3,411	1,013	11,894
Equity-based compensation	7,263	1,815	249	9,327
Facility idling	—	522	—	522
Depreciation	23,421	13,674	—	37,095
Other operating expense	—	44	—	44
Total operating expenses	64,297	47,241	1,262	112,800
Operating income	154,025	13,488	(1,262)	166,251
Other income (expense):
Interest expense, net	—	—	(53,308)	(53,308)
Equity in earnings of unconsolidated affiliates	27,530	—	—	27,530
Loss on early extinguishment of debt	—	—	(59)	(59)
Total other income (expense)	27,530	—	(53,367)	(25,837)
Income before income taxes	181,555	13,488	(54,629)	140,414
Income tax expense	—	—	(36,488)	(36,488)
Net income and comprehensive income	$181,555	13,488	(91,117)	103,926
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Three Months Ended March 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$238,017	70,275	—	308,292
Revenue–third-party	—	505	—	505
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	228,746	62,383	—	291,129
Operating expenses:
Direct operating	26,193	30,637	—	56,830
General and administrative (excluding equity-based compensation)	5,238	4,197	1,187	10,622
Equity-based compensation	7,883	4,245	274	12,402
Facility idling	—	443	—	443
Depreciation	19,031	13,717	—	32,748
Impairment of property and equipment	—	817	—	817
Other operating expense, net	—	44	—	44
Total operating expenses	58,345	54,100	1,461	113,906
Operating income	170,401	8,283	(1,461)	177,223
Other income (expense):
Interest expense, net	—	—	(48,410)	(48,410)
Equity in earnings of unconsolidated affiliates	28,020	—	—	28,020
Total other income (expense)	28,020	—	(48,410)	(20,390)
Income before income taxes	198,421	8,283	(49,871)	156,833
Income tax expense	—	—	(36,096)	(36,096)
Net income and comprehensive income	$198,421	8,283	(85,967)	120,737
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Three Months Ended March 31,		Increase	Percentage
	2024	2025	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	300,429	301,298	869	*
Compression (MMcf)	296,663	299,718	3,055	1%
Gathering—high pressure (MMcf)	269,922	279,579	9,657	4%
Fresh water delivery (MBbl)	10,274	9,415	(859)	(8)%
Other fluid handling (MBbl)	5,061	5,179	118	2%
Wells serviced by fresh water delivery	17	28	11	65%
Gathering—low pressure (MMcf/d)	3,301	3,348	47	1%
Compression (MMcf/d)	3,260	3,330	70	2%
Gathering—high pressure (MMcf/d)	2,966	3,106	140	5%
Fresh water delivery (MBbl/d)	113	105	(8)	(7)%
Other fluid handling (MBbl/d)	56	58	2	4%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.36	0.36	—	*
Average compression fee ($/Mcf)	$0.21	0.22	0.01	5%
Average gathering—high pressure fee ($/Mcf)	$0.22	0.23	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.30	4.38	0.08	2%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	145,758	148,523	2,765	2%
Fractionation—Joint Venture (MBbl)	3,640	3,600	(40)	(1)%
Processing—Joint Venture (MMcf/d)	1,602	1,650	48	3%
Fractionation—Joint Venture (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	The average realized fees for the three months ended March 31, 2025 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 4%, from $279 million for the three months ended March 31, 2024 to $291 million for the three months ended March 31, 2025. Total revenues included amortization of customer relationships of $18 million for each of the three months ended March 31, 2024 and 2025. Gathering and processing revenues increased by 5%, from $218 million for the three months ended March 31, 2024 to $229 million for the three months ended March 31, 2025. Water handling revenues increased by 3%, from $61 million for the three months ended March 31, 2024 to $62 million for the three months ended March 31, 2025. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $2 million period over period primarily due to increased low pressure gathering rates as a result of annual CPI-based adjustments and increased throughput volumes of 1 Bcf, or 47 MMcf/d. Low pressure gathering volumes increased between periods primarily due to 65 additional wells being connected to our system since March 31, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $3 million period over period primarily due to increased compression rates as a result of annual CPI-based adjustments, two compressor stations that were acquired during the second quarter of 2024 and increased throughput volumes of 3 Bcf, or 70 MMcf/d. Compression volumes increased between periods primarily due to 65 additional wells being connected to our system since March 31, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	High pressure gathering revenue increased $6 million period over period primarily due to increased high pressure gathering rates as a result of annual CPI-based adjustments, 48 miles of high pressure gathering lines acquired during the second quarter of 2024 and increased throughput volumes of 10 Bcf, or 140 MMcf/d. The high pressure gathering volumes increased period over period primarily due to 65 additional wells being connected to our system since March 31, 2024, partially offset by natural production decline of the wells connected to our system between periods.

Water Handling

●	Fresh water delivery revenue decreased $3 million period over period primarily due to decreased fresh water delivery volumes of 1 MMBbl, or 8 MBbl/d, partially offset by an increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment. Fresh water delivery volumes decreased between periods primarily due to the timing of well completions by Antero Resources.
●	Other fluid handling services revenue increased $4 million period over period primarily due to higher blending volumes, increased high-rate transfer services and higher wastewater handling costs, partially offset by lower wastewater trucking and disposal volumes between periods.

Direct operating expenses. Direct operating expenses increased by 5%, from $54 million for the three months ended March 31, 2024 to $57 million for the three months ended March 31, 2025. Gathering and processing direct operating expenses remained consistent at $26 million for each of the three months ended March 31, 2024 and 2025. Water handling direct operating expenses increased by 10%, from $28 million for the three months ended March 31, 2024 to $31 million for the three months ended March 31, 2025 primarily due to increased blending volumes and costs and higher wastewater handling costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $12 million and $11 million for the three months ended March 31, 2024 and 2025, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased by 33%, from $9 million for the three months ended March 31, 2024 to $12 million for the three months ended March 31, 2025 primarily due to annual equity-based awards granted during the first quarters of 2024 and 2025. Our equity-based awards vest over three or four year service periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense decreased by 12%, from $37 million for the three months ended March 31, 2024 to $33 million for the three months ended March 31, 2025. This decrease was primarily due to lower depreciation expense of $5 million related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations, partially offset by depreciation expense of $1 million related to assets placed in service between periods.

Interest expense. Interest expense decreased by 9%, from $53 million for the three months ended March 31, 2024 to $48 million for the three months ended March 31, 2025 primarily due to lower interest expense for our 2026 Senior Notes that were fully retired during the second quarter of 2024 and lower rates on our Credit Facility borrowings, partially offset by higher Credit Facility borrowings between periods. See Note 7—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained consistent at $28 million for each of the three months ended March 31, 2024 and 2025.

Income tax expense. Income tax expense remained consistent at $36 million for each of the three months ended March 31, 2024 and 2025, which reflects effective tax rates of 26.0% and 23.0%, respectively. The decrease in the effective tax rate between periods is primarily due to higher equity-based compensation expenses.

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

Our Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended March 31, 2025. The dividend is payable on May 7, 2025 to stockholders of record as of April 23, 2025. Our Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock that is payable on May 15, 2025 in accordance with their terms as discussed in Note 11—Equity and Net Income Per Common Share. As of March 31, 2025, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of March 31, 2025, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2025:

	Three Months Ended March 31,
(in thousands)	2024	2025
Net cash provided by operating activities	$210,561	198,942
Net cash used in investing activities	(37,123)	(32,271)
Net cash used in financing activities	(147,416)	(166,671)
Net increase in cash and cash equivalents	$26,022	—

Operating activities. Net cash provided by operating activities was $211 million and $199 million for the three months ended March 31, 2024 and 2025, respectively. This decrease between periods was primarily due to higher cash paid for interest due to the timing of the semi-annual payments on our Senior Notes and increased direct operating expenses, partially offset by higher gathering and processing and water handling revenues.

Investing activities. Net cash flows used in investing activities was $37 million and $32 million for the three months ended March 31, 2024 and 2025, respectively. The decrease in cash flows used in investing activities between periods was primarily due to lower capital spending and acquisitions related to our gathering systems and facilities of $8 million, partially offset by additional investment in Stonewall of $2 million and higher capital spending on our water handling systems of $1 million between periods.

Financing activities. Net cash used in financing activities was $147 million and $167 million for the three months ended March 31, 2024 and 2025, respectively. The increase in cash flows used in financing activities between periods was primarily due to higher common stock repurchases of $29 million, payments of employee tax withholdings for the settlement of equity-based compensation awards of $18 million and dividends to common stockholders of $5 million between periods, partially offset by refinancing of our Credit Facility borrowings with the issuance of our 2032 Senior Notes during the first quarter of 2024.

2025 Capital Investment

On February 12, 2025, we announced a capital budget with a range of $170 million to $200 million. This capital budget supports Antero Resources’ maintenance capital program for 2025. Our capital budget may be adjusted as business conditions warrant. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to optimize our capital efficiency.

Our capital expenditures were as follows:

	Three Months Ended March 31,
(in thousands)	2024	2025
Gathering systems and facilities	$24,562	23,753
Water handling systems	5,210	11,787
Investments in unconsolidated affiliates	—	1,748
Total capital expenditures	$29,772	37,288

Debt Agreements

See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements and to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2024 Form 10-K for additional information.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. Any new accounting policies or updates to existing accounting policies as a result of recently adopted accounting standards have been included in Note 2—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Accounting estimates and assumptions are considered to be critical if there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts in our unaudited condensed consolidated financial statements that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2024 Form 10-K for additional information.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of March 31, 2025, we had $477 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $1 million increase in interest expense for the three months ended March 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2024 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plan (2)
Period	Purchased (1)	Share	Announced Plans	($ in thousands)
January 1, 2025 – January 31, 2025	685,844	$15.86	683,336	$460,475
February 1, 2025 – February 28, 2025	725,864	16.23	338,888	454,971
March 1, 2025 – March 31, 2025	1,437,202	16.95	700,150	442,741
Total	2,848,910	$16.50	1,722,374
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	In February 2024, the Board authorized a $500 million share repurchase program.

Item 5. Other INFORMATION.

None.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended March 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	April 30, 2025