Form 10-Q
period 2025-06-30
Antero Midstream Corp
filed 2025-07-30
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Number of shares of the registrant’s common stock outstanding as of July 25, 2025 (in thousands): 478,501

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	June 30,
	2024	2025
Assets
Current assets:
Accounts receivable–Antero Resources	$115,180	111,623
Accounts receivable–third party	832	774
Other current assets	2,052	2,080
Total current assets	118,064	114,477
Long-term assets:
Property and equipment, net	3,881,621	3,892,547
Investments in unconsolidated affiliates	603,956	598,340
Customer relationships	1,144,759	1,109,423
Other assets, net	13,348	12,215
Total assets	$5,761,748	5,727,002

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,114	4,330
Accounts payable–third party	12,308	14,798
Accrued liabilities	83,555	90,303
Other current liabilities	635	1,737
Total current liabilities	100,612	111,168
Long-term liabilities:
Long-term debt	3,116,958	3,023,800
Deferred income tax liability, net	413,608	490,101
Other	15,399	14,544
Total liabilities	3,646,577	3,639,613
Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2024 and June 30, 2025
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2024 and June 30, 2025	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 479,422 and 479,011 issued and outstanding as of December 31, 2024 and June 30, 2025, respectively	4,794	4,790
Additional paid-in capital	2,019,830	1,970,769
Retained earnings	90,547	111,830
Total stockholders' equity	2,115,171	2,087,389
Total liabilities and stockholders' equity	$5,761,748	5,727,002

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2024	2025
Revenue:
Gathering and compression–Antero Resources	$228,993	248,901
Water handling–Antero Resources	58,056	73,773
Water handling–third party	414	466
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	269,795	305,472
Operating expenses:
Direct operating	56,409	63,114
General and administrative (including $11,599 and $11,407 of equity-based compensation in 2024 and 2025, respectively)	21,219	22,125
Facility idling	412	375
Depreciation	37,576	33,364
Other operating expense, net	1,426	50
Total operating expenses	117,042	119,028
Operating income	152,753	186,444
Other income (expense):
Interest expense, net	(52,186)	(47,962)
Equity in earnings of unconsolidated affiliates	27,597	30,016
Loss on early extinguishment of debt	(13,691)	—
Total other expense	(38,280)	(17,946)
Income before income taxes	114,473	168,498
Income tax expense	(28,436)	(43,985)
Net income and comprehensive income	$86,037	124,513

Net income per common share–basic	$0.18	0.26
Net income per common share–diluted	$0.18	0.26

Weighted average common shares outstanding:
Basic	481,103	479,083
Diluted	484,778	482,451

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2024	2025
Revenue:
Gathering and compression–Antero Resources	$456,586	486,918
Water handling–Antero Resources	126,511	144,048
Water handling–third party	1,085	971
Amortization of customer relationships	(35,336)	(35,336)
Total revenue	548,846	596,601
Operating expenses:
Direct operating	110,327	119,944
General and administrative (including $20,926 and $23,809 of equity-based compensation in 2024 and 2025, respectively)	42,440	45,149
Facility idling	934	818
Depreciation	74,671	66,112
Impairment of property and equipment	—	817
Other operating expense, net	1,470	94
Total operating expenses	229,842	232,934
Operating income	319,004	363,667
Other income (expense):
Interest expense, net	(105,494)	(96,372)
Equity in earnings of unconsolidated affiliates	55,127	58,036
Loss on early extinguishment of debt	(13,750)	—
Total other expense	(64,117)	(38,336)
Income before income taxes	254,887	325,331
Income tax expense	(64,924)	(80,081)
Net income and comprehensive income	$189,963	245,250

Net income per common share–basic	$0.39	0.51
Net income per common share–diluted	$0.39	0.51

Weighted average common shares outstanding:
Basic	480,500	479,074
Diluted	484,534	483,408

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Retained	Total
	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2023	$—	479,713	$4,797	2,046,487	100,447	2,151,731
Dividends to stockholders	—	—	—	(8,542)	(100,447)	(108,989)
Equity-based compensation	—	—	—	9,327	—	9,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	615	6	(5,622)	—	(5,616)
Net income and comprehensive income	—	—	—	—	103,926	103,926
Balance at March 31, 2024	—	480,328	4,803	2,041,650	103,926	2,150,379
Dividends to stockholders	—	—	—	(8,154)	(103,926)	(112,080)
Equity-based compensation	—	—	—	11,599	—	11,599
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	915	9	(8,856)	—	(8,847)
Net income and comprehensive income	—	—	—	—	86,037	86,037
Balance at June 30, 2024	$—	481,243	$4,812	2,036,239	86,037	2,127,088

Balance at December 31, 2024	$—	479,422	$4,794	2,019,830	90,547	2,115,171
Dividends to stockholders	—	—	—	(22,206)	(90,547)	(112,753)
Equity-based compensation	—	—	—	12,402	—	12,402
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,563	16	(18,465)	—	(18,449)
Repurchases and retirement of common stock	—	(1,722)	(17)	(7,189)	(21,363)	(28,569)
Net income and comprehensive income	—	—	—	—	120,737	120,737
Balance at March 31, 2025	—	479,263	4,793	1,984,372	99,374	2,088,539
Dividends to stockholders	—	—	—	(12,288)	(99,374)	(111,662)
Equity-based compensation	—	—	—	11,407	—	11,407
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	741	7	(8,644)	—	(8,637)
Repurchases and retirement of common stock	—	(993)	(10)	(4,078)	(12,683)	(16,771)
Net income and comprehensive income	—	—	—	—	124,513	124,513
Balance at June 30, 2025	$—	479,011	$4,790	1,970,769	111,830	2,087,389

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2025
Cash flows provided by (used in) operating activities:
Net income	$189,963	245,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	74,671	66,112
Impairment of property and equipment	—	817
Deferred income tax expense	64,924	76,493
Equity-based compensation	20,926	23,809
Equity in earnings of unconsolidated affiliates	(55,127)	(58,036)
Distributions from unconsolidated affiliates	68,930	68,730
Amortization of customer relationships	35,336	35,336
Amortization of deferred financing costs	3,150	2,621
Settlement of asset retirement obligations	(414)	(258)
Loss on early extinguishment of debt	13,750	—
Other operating activities	1,470	94
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(12,641)	3,557
Accounts receivable–third party	755	304
Other current assets	452	(195)
Accounts payable–Antero Resources	(353)	166
Accounts payable–third party	3,387	1,750
Income taxes payable	—	989
Accrued liabilities	17,188	(3,414)
Net cash provided by operating activities	426,367	464,125
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(62,330)	(43,094)
Additions to water handling systems	(16,142)	(24,168)
Additional investments in unconsolidated affiliate	—	(5,078)
Acquisition of gathering systems and facilities	(70,634)	—
Other investing activities	684	6
Net cash used in investing activities	(148,422)	(72,334)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(220,736)	(224,134)
Dividends to preferred stockholders	(275)	(275)
Repurchases of common stock	—	(45,340)
Issuance of Senior Notes	600,000	—
Redemption of Senior Notes	(560,862)	—
Payments of deferred financing costs	(7,274)	—
Borrowings on Credit Facility	1,006,400	567,500
Repayments on Credit Facility	(1,080,800)	(662,500)
Employee tax withholding for settlement of equity-based compensation awards	(14,464)	(27,042)
Net cash used in financing activities	(278,011)	(391,791)
Net decrease in cash and cash equivalents	(66)	—
Cash and cash equivalents, beginning of period	66	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	88,672	93,416
Cash paid during the period for income taxes	—	2,600
Increase in accrued capital expenditures and accounts payable for property and equipment	2,576	9,795

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2024 and June 30, 2025, results of operations for the three and six months ended June 30, 2024 and 2025 and cash flows for the six months ended June 30, 2024 and 2025. The Company has no items of other comprehensive income or loss; therefore, net income is equal to comprehensive income.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(c)	Income Taxes

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB contains a broad range of changes to U.S. federal income tax laws and makes permanent or modifies certain provisions of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. These changes include, among others, permanently restoring an EBITDA-based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. All effects of changes in tax laws are recognized in the condensed consolidated financial statements during the period of enactment. As such, the effects of the OBBB are not reflected in the Company's provision for income taxes as of and for the three and six months ended June 30, 2025. The Company is evaluating the impact of the OBBB on its condensed consolidated financial statements. However, the Company expects a refund of substantially all of the cash paid for income taxes during the six months ended June 30, 2025 when it files its U.S. federal income tax return for the year ending December 31, 2025 as a result of the OBBB.

(d)	Recently Adopted or Issued Accounting Standards

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

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 17 years, which reflects the remaining economic life of the relationships as of June 30, 2025. The carrying amount of customer relationships were as follows:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2024	2025
Gross carrying value of customer relationships	$1,555,000	1,555,000
Accumulated amortization of customer relationships	(410,241)	(445,577)
Customer relationships	$1,144,759	1,109,423

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Future amortization expense as of June 30, 2025 is as follows (in thousands):

Remainder of year ending December 31, 2025	$35,336
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Year ending December 31, 2028	70,672
Year ending December 31, 2029	70,672
Thereafter	791,399
Total	$1,109,423

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned during the three and six months ended June 30, 2024 and 2025 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company. Direct operating expense includes costs charged to the Company of $5 million during each of the three months ended June 30, 2024 and 2025, and $10 million during each of the six months ended June 30, 2024 and 2025. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets. General and administrative expense includes costs charged to the Company by Antero Resources of $8 million during each of the three months ended June 30, 2024 and 2025, and $16 million and $17 million during the six months ended June 30, 2024 and 2025, respectively. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. As of June 30, 2025, the minimum lease payments for the 2019 gathering and compression agreement and Mountaineer gathering and compression agreement end in 2035 and 2026, respectively. As of January 1, 2025, there are no minimum lease payments for the Marcellus gathering and compression agreement.

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of June 30, 2025 are as follows (in thousands):

Remainder of year ending December 31, 2025	$136,474
Year ending December 31, 2026	315,911
Year ending December 31, 2027	250,571
Year ending December 31, 2028	181,179
Year ending December 31, 2029	121,236
Thereafter	221,575
Total	$1,226,946

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third-parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee. As of June 30, 2025, the Company had minimum future revenues for its cost of service fees of $33 million to be received and recognized by the Company under the water services agreement during 2025 through 2032 as the agreement’s performance obligations are satisfied.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2025	2024	2025	Reportable Segment
Type of service
Gathering—low pressure	$105,580	113,890	212,316	222,895	Gathering and Processing (1)
Compression	62,648	68,017	125,232	133,091	Gathering and Processing (1)
Gathering—high pressure	60,765	66,994	119,038	130,932	Gathering and Processing (1)
Fresh water delivery	31,700	39,066	75,846	80,275	Water Handling
Other fluid handling	26,770	35,173	51,750	64,744	Water Handling
Amortization of customer relationships	(9,272)	(9,272)	(18,543)	(18,543)	Gathering and Processing
Amortization of customer relationships	(8,396)	(8,396)	(16,793)	(16,793)	Water Handling
Total	$269,795	305,472	548,846	596,601

Type of contract
Per unit fixed fee	$228,993	248,901	456,586	486,918	Gathering and Processing (1)
Per unit fixed fee	32,113	39,531	76,930	81,246	Water Handling
Cost plus 3%	19,128	25,592	36,538	45,945	Water Handling
Cost of service fee	7,229	9,116	14,128	17,828	Water Handling
Amortization of customer relationships	(9,272)	(9,272)	(18,543)	(18,543)	Gathering and Processing
Amortization of customer relationships	(8,396)	(8,396)	(16,793)	(16,793)	Water Handling
Total	$269,795	305,472	548,846	596,601
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2024 and June 30, 2025, were $115 million and $112 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	June 30,
(in thousands)	Useful Lives	2024	2025
Land	n/a	$31,237	31,813
Gathering systems and facilities	40-50 years (1)	3,553,934	3,672,251
Permanent buried pipelines and equipment	7-20 years	653,891	656,791
Surface pipelines and equipment	1-7 years	110,677	127,888
Heavy trucks and equipment	3-5 years	4,413	4,413
Above ground storage tanks	5-10 years	5,131	5,133
Other assets	3-20 years	8,111	8,111
Construction-in-progress	n/a	184,680	122,712
Total property and equipment		4,552,074	4,629,112
Less accumulated depreciation		(670,453)	(736,565)
Property and equipment, net		$3,881,621	3,892,547
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(b)	Asset Acquisition

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

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2024	2025
Credit Facility (a)	$484,300	389,300
5.75% senior notes due 2027 (c)	650,000	650,000
5.75% senior notes due 2028 (d)	650,000	650,000
5.375% senior notes due 2029 (e)	750,000	750,000
6.625% senior notes due 2032 (f)	600,000	600,000
Total principal	3,134,300	3,039,300
Unamortized debt premium	882	680
Unamortized debt issuance costs	(18,224)	(16,180)
Total long-term debt	$3,116,958	3,023,800

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Credit Facility

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

Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2024 and June 30, 2025, respectively. The Credit Facility matures on July 30, 2029; provided that if on the date that is 91 days prior to the stated maturity of any outstanding senior unsecured notes of the Borrower, including the 2027 Notes (as defined below), the 2028 Notes (as defined below) and the 2029 Notes (as defined below), the outstanding principal amount of such notes is greater than or equal to $50 million and the sum of (A) the outstanding principal amount of loans, undrawn letters of credit, and drawn but unreimbursed amounts with respect to letters of credit, in each case, then outstanding under the Credit Facility plus (B) the amount by which (1) the outstanding principal amount of such notes on such date exceeds (2) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the Credit Facility), the Credit Facility will mature on such date. As of June 30, 2025, the Credit Facility had an available borrowing capacity of $861 million.

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

The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2024 and June 30, 2025.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

If the Borrower receives at least two Investment Grade Ratings (as defined in the Credit Facility), no default or event of default exists and the Borrower is in pro forma compliance with the Credit Facility’s financial covenants (subject to provision of the Credit Facility), the Borrower may elect to enter into an Investment Grade Period. During an Investment Grade Period, the interest margin is determined by reference to our corporate family rating, which for SOFR loans range from 1.125% to 2.000%. In addition, during an Investment Grade Period, the commitment fees on the unused portion of the Credit Facility are determined by reference to our corporate family rating, which range from 0.125% to 0.300%. The Borrower was not in an Investment Grade Period during the three months ended June 30, 2025.

As of December 31, 2024, the Borrower had outstanding borrowings under the Credit Facility of $484 million with a weighted average interest rate of 6.09%. As of June 30, 2025, the Borrower had outstanding borrowings under the Credit Facility of $389 million with a weighted average interest rate of 5.91%. No letters of credit were outstanding under the Credit Facility as of December 31, 2024 and June 30, 2025, respectively.

(b)	7.875% Senior Notes Due 2026

On November 10, 2020, Antero Midstream Partners and its wholly owned subsidiary, Antero Midstream Finance Corporation (“Finance Corp,” and together with Antero Midstream Partners, the “Issuers”) issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 (the “2026 Notes”) at par. The Issuers repurchased or otherwise fully redeemed all of the 2026 Notes during the first and second quarters of 2024 at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million, which included the write-off of all unamortized debt issuance costs. The 2026 Notes were fully retired as of May 16, 2024. Interest on the 2026 Notes was payable on May 15 and November 15 of each year.

(c)	5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par. The 2027 Notes were recorded at their fair value of $653.3 million as of March 12, 2019, and the related premium of $3.3 million will be amortized into interest expense over the life of the 2027 Notes. The 2027 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2027 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2027 Notes is payable on March 1 and September 1 of each year. Antero Midstream Partners may redeem all or part of the 2027 Notes at any time at a redemption price of 100.00% as of June 30, 2025. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2027 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2027 Notes at a price equal to 101% of the principal amount of the 2027 Notes, plus accrued and unpaid interest.

(d)	5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par. The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time at redemption prices ranging from 100.958% as of June 30, 2025 to 100.00% on or after January 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(e)	5.375% Senior Notes Due 2029

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 101.344% as of June 30, 2025 to 100.00% on or after June 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

During the three and six months ended June 30, 2024 and 2025, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2024	2025
Capital expenditures	$10,980	20,037
Operating expenses	14,536	11,792
Interest expense	48,808	49,143
Ad valorem taxes	6,258	6,054
Other	2,973	3,277
Total accrued liabilities	$83,555	90,303

(9) Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes costs related to its long term incentive plans. Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital.

On June 5, 2024, the Company’s stockholders approved the Amended and Restated Antero Midstream Corporation Long Term Incentive Plan (the “AM LTIP”). The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of June 30, 2025, a total of 15,156,926 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2025	2024	2025
Restricted stock units	$8,795	8,518	15,922	17,745
Performance share units	2,554	2,604	4,505	5,505
Equity awards issued to directors	250	285	499	559
Total expense	$11,599	11,407	20,926	23,809

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	5,642,261	$11.79
Granted	2,110,599	16.46
Vested	(3,031,298)	11.29
Forfeited	(98,068)	14.12
Total awarded and unvested—June 30, 2025	4,623,494	$14.20

As of June 30, 2025, unamortized equity-based compensation expense of $55 million related to the unvested RSUs is expected to be recognized over a weighted average period of 2.1 years.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

In April 2022, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“2022 ROIC PSUs”). The number of shares of the Company’s common stock that could be earned with respect to the 2022 ROIC PSUs ranged from zero to 200% of the target number of 2022 ROIC PSUs originally granted. The performance condition for the 2022 ROIC PSUs was met at 200% of target as of December 31, 2024. As a result, during the first quarter of 2025 the 2022 ROIC PSUs vested and converted into approximately 0.9 million shares of the Company’s common stock. As of June 30, 2025, there were no 2022 ROIC PSUs outstanding.

In March 2025, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2027 as compared to a targeted ROIC (“2025 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2025 ROIC PSUs ranges from zero to 200% of the target number of 2025 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2025 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2025 ROIC PSU awards was probable as of June 30, 2025.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	1,302,338	$11.59
Granted	300,029	16.46
Vested	(439,935)	11.28
Total awarded and unvested—June 30, 2025	1,162,432	$12.96

As of June 30, 2025, unamortized equity-based compensation expense of $16 million related to the unvested PSUs is expected to be recognized over a weighted average period of 1.9 years.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2023	January 24, 2024	February 7, 2024	$107,918	$0.2250
*	February 14, 2024	February 14, 2024	138	*
Q1 2024	April 24, 2024	May 8, 2024	112,818	0.2250
*	May 15, 2024	May 15, 2024	137	*
Q2 2024	July 24, 2024	August 7, 2024	108,516	0.2250
*	August 14, 2024	August 14, 2024	138	*
Q3 2024	October 23, 2024	November 6, 2024	108,382	0.2250
*	November 14, 2024	November 14, 2024	137	*
	Total 2024		$438,184

Q4 2024	January 29, 2025	February 12, 2025	$112,615	$0.2250
*	February 14, 2025	February 14, 2025	138	*
Q1 2025	April 23, 2025	May 7, 2025	111,519	0.2250
*	May 15, 2025	May 15, 2025	137	*
	Total 2025		$224,409
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Net Income Per Common Share.

On July 9, 2025, the Board announced the declaration of a cash dividend on the shares of the Company’s common stock of $0.2250 per share for the quarter ended June 30, 2025. The dividend is payable on August 6, 2025 to stockholders of record as of July 23, 2025. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that is payable on August 14, 2025 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Net Income Per Common Share. As of June 30, 2025, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2025	2024	2025
Basic weighted average number of common shares outstanding	481,103	479,083	480,500	479,074
Add: Dilutive effect of RSUs	1,670	1,508	2,176	2,299
Add: Dilutive effect of PSUs	1,326	1,332	1,179	1,507
Add: Dilutive effect of Series A Preferred Stock	679	528	679	528
Diluted weighted average number of common shares outstanding	484,778	482,451	484,534	483,408

There were no anti-dilutive securities outstanding during the three and six months ended June 30, 2024 and 2025.

(c)	Net Income Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2024	2025	2024	2025
Net income	$86,037	124,513	189,963	245,250
Less preferred stock dividends	(137)	(137)	(275)	(275)
Net income available to common shareholders	$85,900	124,376	189,688	244,975

Net income per common share–basic	$0.18	0.26	0.39	0.51
Net income per common share–diluted	$0.18	0.26	0.39	0.51

Weighted average common shares outstanding–basic	481,103	479,083	480,500	479,074
Weighted average common shares outstanding–diluted	484,778	482,451	484,534	483,408

(12) Fair Value Measurement

The carrying values on the condensed consolidated balance sheets of the Company’s accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The carrying value of the amounts under the Credit Facility as of December 31, 2024 and June 30, 2025 approximated fair value because the variable interest rates are reflective of current market conditions.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2024		June 30, 2025
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2027 Notes	$646,750	648,082	646,750	648,495
2028 Notes	644,410	646,684	646,230	647,197
2029 Notes	730,425	744,516	743,025	745,060
2032 Notes	602,220	593,376	618,900	593,748
Total	$2,623,805	2,632,658	2,654,905	2,634,500
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premium.

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2024	$490,365	113,591	603,956
Additional investments	—	5,078	5,078
Equity in earnings of unconsolidated affiliates (1)	53,327	4,709	58,036
Distributions from unconsolidated affiliates	(61,200)	(7,530)	(68,730)
Balance as of June 30, 2025	$482,492	115,848	598,340
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3, 2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which includes pre-judgment interest through April 30, 2023. On May 26, 2023, Veolia filed a notice of appeal of the final judgment, and on June 9, 2023, Antero Treatment filed a notice of cross-appeal. Oral argument at the Colorado Court of Appeals occurred on October 15, 2024. On December 9, 2024, the District Court awarded Antero Treatment approximately $19 million in attorneys’ fees and costs. On December 19, 2024, the Colorado Court of Appeals affirmed the District Court’s May 3, 2023 judgment and associated damages award, and remanded the case to the District Court for purposes of calculating appellate attorneys’ fees and costs owed to the Company by Veolia. On January 27, 2025, Veolia filed a notice of appeal of the District Court’s December 9, 2024 award of attorneys’ fees and costs, and on March 20, 2025, Veolia filed a petition for certiorari in the Colorado Supreme Court challenging the December 19, 2024 decision of the Court of Appeals. On June 26, 2025, the Colorado Court of Appeals dismissed Veolia’s appeal of the December 9, 2024 award of attorneys’ fees and costs with prejudice, following a stipulated motion by Veolia requesting such dismissal. Veolia’s petition for certiorari with respect to the December 19, 2024 decision by the Colorado Court of Appeals remains pending.

(15) Reportable Segments

The Company’s operations, which are located in the United States, are organized into two reportable segments: (i) gathering and processing and (ii) water handling. These segments are monitored separately by management for performance and are consistent with internal financial reporting.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended June 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$228,993	58,056	—	287,049
Revenue–third-party	—	414	—	414
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	219,721	50,074	—	269,795
Operating expenses:
Direct operating	26,190	30,219	—	56,409
General and administrative (excluding equity-based compensation)	6,875	1,128	1,617	9,620
Equity-based compensation	9,487	1,862	250	11,599
Facility idling	—	412	—	412
Depreciation	23,608	13,968	—	37,576
Other (2)	—	1,426	—	1,426
Total operating expenses	66,160	49,015	1,867	117,042
Operating income	$153,561	1,059	(1,867)	152,753

Equity in earnings of unconsolidated affiliates	$27,597	—	—	27,597
Additions to property and equipment	$34,607	8,792	—	43,399

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

	Three Months Ended June 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$248,901	73,773	—	322,674
Revenue–third-party	—	466	—	466
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	239,629	65,843	—	305,472
Operating expenses:
Direct operating	25,662	37,452	—	63,114
General and administrative (excluding equity-based compensation)	5,132	3,996	1,590	10,718
Equity-based compensation	7,229	3,893	285	11,407
Facility idling	—	375	—	375
Depreciation	19,336	14,028	—	33,364
Other (2)	—	50	—	50
Total operating expenses	57,359	59,794	1,875	119,028
Operating income	$182,270	6,049	(1,875)	186,444

Equity in earnings of unconsolidated affiliates	$30,016	—	—	30,016
Additions to property and equipment	$21,013	15,721	—	36,734

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$456,586	126,511	—	583,097
Revenue–third-party	—	1,085	—	1,085
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	438,043	110,803	—	548,846
Operating expenses:
Direct operating	52,333	57,994	—	110,327
General and administrative (excluding equity-based compensation)	14,345	4,539	2,630	21,514
Equity-based compensation	16,750	3,677	499	20,926
Facility idling	—	934	—	934
Depreciation	47,029	27,642	—	74,671
Other (2)	—	1,470	—	1,470
Total operating expenses	130,457	96,256	3,129	229,842
Operating income	$307,586	14,547	(3,129)	319,004

Equity in earnings of unconsolidated affiliates	$55,127	—	—	55,127
Additions to property and equipment	$62,330	16,142	—	78,472

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

	Six Months Ended June 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$486,918	144,048	—	630,966
Revenue–third-party	—	971	—	971
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	468,375	128,226	—	596,601
Operating expenses:
Direct operating	51,855	68,089	—	119,944
General and administrative (excluding equity-based compensation)	10,370	8,193	2,777	21,340
Equity-based compensation	15,112	8,138	559	23,809
Facility idling	—	818	—	818
Depreciation	38,367	27,745	—	66,112
Impairment of property and equipment	—	817	—	817
Other (2)	—	94	—	94
Total operating expenses	115,704	113,894	3,336	232,934
Operating income	$352,671	14,332	(3,336)	363,667

Equity in earnings of unconsolidated affiliates	$58,036	—	—	58,036
Additions to property and equipment	$43,094	24,168	—	67,262
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The summarized total assets of the Company’s reportable segments are as follows:

	As of December 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$603,956	—	—	603,956
Total assets	4,769,825	991,923	—	5,761,748
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	(Unaudited)
	As of June 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$598,340	—	—	598,340
Total assets	4,754,964	971,773	265	5,727,002
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Share Repurchase Program

During the three and six months ended June 30, 2025, we repurchased approximately 1 million shares of our common stock for a total cost of $17 million and approximately 3 million shares of our common stock for a total cost of $45 million, respectively, through our share repurchase program. As of June 30, 2025, we have approximately $426 million of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Market Conditions and Business Trends

Commodity Markets

Benchmark prices for natural gas and ethane increased significantly, while benchmark prices for C3+ NGL’s remained relatively consistent and benchmark prices for oil decreased during the three and six months ended June 30, 2025 as compared to the same periods of 2024. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to historical levels, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in March 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between March 2022 and July 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.0% between September and December 2024. However, recent tariff activity by the United States government has caused the Federal Reserve to keep the federal funds rate steady in the first half of 2025. While inflationary pressures in the United States’ economy have begun to subside, it is uncertain what impact recent tariff activity by the United States and foreign governments will have on inflation.

The economy also continues to be impacted by global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions, tariffs, other global trade restrictions and the outbreak of armed conflict, including in the Middle East and Iran, among others. While neither our nor Antero Resources’ supply chain has experienced any significant interruptions due to such events, there can be no assurance that we will not experience interruptions in the future.

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

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2025

The operating results of our reportable segments are as follows:

	Three Months Ended June 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$228,993	58,056	—	287,049
Revenue–third-party	—	414	—	414
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	219,721	50,074	—	269,795
Operating expenses:
Direct operating	26,190	30,219	—	56,409
General and administrative (excluding equity-based compensation)	6,875	1,128	1,617	9,620
Equity-based compensation	9,487	1,862	250	11,599
Facility idling	—	412	—	412
Depreciation	23,608	13,968	—	37,576
Other operating expense, net	—	1,426	—	1,426
Total operating expenses	66,160	49,015	1,867	117,042
Operating income	153,561	1,059	(1,867)	152,753
Other income (expense):
Interest expense, net	—	—	(52,186)	(52,186)
Equity in earnings of unconsolidated affiliates	27,597	—	—	27,597
Loss on early extinguishment of debt	—	—	(13,691)	(13,691)
Total other income (expense)	27,597	—	(65,877)	(38,280)
Income before income taxes	181,158	1,059	(67,744)	114,473
Income tax expense	—	—	(28,436)	(28,436)
Net income and comprehensive income	$181,158	1,059	(96,180)	86,037
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Three Months Ended June 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$248,901	73,773	—	322,674
Revenue–third-party	—	466	—	466
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	239,629	65,843	—	305,472
Operating expenses:
Direct operating	25,662	37,452	—	63,114
General and administrative (excluding equity-based compensation)	5,132	3,996	1,590	10,718
Equity-based compensation	7,229	3,893	285	11,407
Facility idling	—	375	—	375
Depreciation	19,336	14,028	—	33,364
Other operating expense, net	—	50	—	50
Total operating expenses	57,359	59,794	1,875	119,028
Operating income	182,270	6,049	(1,875)	186,444
Other income (expense):
Interest expense, net	—	—	(47,962)	(47,962)
Equity in earnings of unconsolidated affiliates	30,016	—	—	30,016
Total other income (expense)	30,016	—	(47,962)	(17,946)
Income before income taxes	212,286	6,049	(49,837)	168,498
Income tax expense	—	—	(43,985)	(43,985)
Net income and comprehensive income	$212,286	6,049	(93,822)	124,513
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Three Months Ended June 30,		Increase	Percentage
	2024	2025	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	296,489	314,826	18,337	6%
Compression (MMcf)	295,400	313,706	18,306	6%
Gathering—high pressure (MMcf)	272,447	293,146	20,699	8%
Fresh water delivery (MBbl)	7,362	8,941	1,579	21%
Other fluid handling (MBbl)	5,144	5,330	186	4%
Wells serviced by fresh water delivery	19	11	(8)	(42)%
Gathering—low pressure (MMcf/d)	3,258	3,460	202	6%
Compression (MMcf/d)	3,246	3,447	201	6%
Gathering—high pressure (MMcf/d)	2,994	3,221	227	8%
Fresh water delivery (MBbl/d)	81	98	17	21%
Other fluid handling (MBbl/d)	57	59	2	4%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.36	0.36	—	*
Average compression fee ($/Mcf)	$0.21	0.22	0.01	5%
Average gathering—high pressure fee ($/Mcf)	$0.22	0.23	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.31	4.37	0.06	1%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	144,520	153,560	9,040	6%
Fractionation—Joint Venture (MBbl)	3,640	3,640	—	*
Processing—Joint Venture (MMcf/d)	1,588	1,687	99	6%
Fractionation—Joint Venture (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	The average realized fees for the three months ended June 30, 2025 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 13%, from $270 million for the three months ended June 30, 2024 to $305 million for the three months ended June 30, 2025. Total revenues included amortization of customer relationships of $18 million for the three months ended June 30, 2024 and 2025. Gathering and processing revenues increased by 9%, from $220 million for the three months ended June 30, 2024 to $239 million for the three months ended June 30, 2025. Water handling revenues increased by 31%, from $50 million for the three months ended June 30, 2024 to $66 million for the three months ended June 30, 2025. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $8 million period over period primarily due to increased low pressure gathering rates as a result of annual CPI-based adjustments and increased throughput volumes of 18 Bcf, or 202 MMcf/d. Low pressure gathering volumes increased between periods primarily due to 72 additional wells being connected to our system since June 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $5 million period over period primarily due to increased compression rates as a result of annual CPI-based adjustments and increased throughput volumes of 18 Bcf, or 201 MMcf/d. Compression volumes increased between periods primarily due to 72 additional wells being connected to our system since June 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	High pressure gathering revenue increased $6 million period over period primarily due to increased high pressure gathering rates as a result of annual CPI-based adjustments and increased throughput volumes of 21 Bcf, or 227 MMcf/d. High pressure gathering volumes increased between periods primarily due to 72 additional wells being connected to our system since June 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.

Water Handling

●	Fresh water delivery revenue increased $7 million period over period primarily due to increased fresh water delivery volumes of 2 MMBbl, or 17 MBbl/d, and an increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment.
●	Other fluid handling services revenue increased $9 million period over period primarily due to higher wastewater trucking and disposal volumes and costs that are billed at cost plus 3%, as well as increased blending cost of service fees.

Direct operating expenses. Direct operating expenses increased by 12%, from $56 million for the three months ended June 30, 2024 to $63 million for the three months ended June 30, 2025. Gathering and processing direct operating expenses remained consistent at $26 million for each of the three months ended June 30, 2024 and 2025. Water handling direct operating expenses increased by 24%, from $30 million for the three months ended June 30, 2024 to $37 million for the three months ended June 30, 2025 primarily due to higher wastewater trucking and disposal volumes and costs, as well as increased blending costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $10 million for the three months ended June 30, 2024 and $11 million for the three months ended June 30, 2025, respectively.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $12 million for the three months ended June 30, 2024 and $11 million for the three months ended June 30, 2025, respectively. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense decreased by 11%, from $38 million for the three months ended June 30, 2024 to $33 million for the three months ended June 30, 2025 primarily due to lower depreciation expense of $5 million related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods.

Interest expense. Interest expense decreased by 8%, from $52 million for the three months ended June 30, 2024 to $48 million for the three months ended June 30, 2025 primarily due to the repurchase and redemption of the remaining $548 million principal amount of the 2026 Notes during the second quarter of 2024, partially offset by higher average daily Credit Facility borrowings in the second quarter of 2025.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 9%, from $28 million for the three months ended June 30, 2024 to $30 million for the three months ended June 30, 2025 primarily due to increased processing volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Loss on early extinguishment of debt. During the three months ended June 30, 2024, we repurchased or redeemed the remaining $548 million aggregate principal amount of our 2026 Notes at a weighted average premium of 101.974% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million. There was no loss on early extinguishment of debt for the three months ended June 30, 2025. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense increased by 55%, from $28 million for the three months ended June 30, 2024 to $44 million for the three months ended June 30, 2025, which reflects effective tax rates of 24.8% and 26.1%, respectively. This income tax increase was primarily due to higher income before income taxes between periods. The increase in our effective tax rate between periods was primarily due to the effects of equity-based compensation expense. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information on the effects of the OBBB.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2025

The operating results of our reportable segments were as follows:

	Six Months Ended June 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$456,586	126,511	—	583,097
Revenue–third-party	—	1,085	—	1,085
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	438,043	110,803	—	548,846
Operating expenses:
Direct operating	52,333	57,994	—	110,327
General and administrative (excluding equity-based compensation)	14,345	4,539	2,630	21,514
Equity-based compensation	16,750	3,677	499	20,926
Facility idling	—	934	—	934
Depreciation	47,029	27,642	—	74,671
Other operating expense	—	1,470	—	1,470
Total operating expenses	130,457	96,256	3,129	229,842
Operating income	307,586	14,547	(3,129)	319,004
Other income (expense):
Interest expense, net	—	—	(105,494)	(105,494)
Equity in earnings of unconsolidated affiliates	55,127	—	—	55,127
Loss on early extinguishment of debt	—	—	(13,750)	(13,750)
Total other income (expense)	55,127	—	(119,244)	(64,117)
Income before income taxes	362,713	14,547	(122,373)	254,887
Income tax expense	—	—	(64,924)	(64,924)
Net income and comprehensive income	$362,713	14,547	(187,297)	189,963
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Six Months Ended June 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$486,918	144,048	—	630,966
Revenue–third-party	—	971	—	971
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	468,375	128,226	—	596,601
Operating expenses:
Direct operating	51,855	68,089	—	119,944
General and administrative (excluding equity-based compensation)	10,370	8,193	2,777	21,340
Equity-based compensation	15,112	8,138	559	23,809
Facility idling	—	818	—	818
Depreciation	38,367	27,745	—	66,112
Impairment of property and equipment	—	817	—	817
Other operating expense, net	—	94	—	94
Total operating expenses	115,704	113,894	3,336	232,934
Operating income	352,671	14,332	(3,336)	363,667
Other income (expense):
Interest expense, net	—	—	(96,372)	(96,372)
Equity in earnings of unconsolidated affiliates	58,036	—	—	58,036
Total other income (expense)	58,036	—	(96,372)	(38,336)
Income before income taxes	410,707	14,332	(99,708)	325,331
Income tax expense	—	—	(80,081)	(80,081)
Net income and comprehensive income	$410,707	14,332	(179,789)	245,250
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Six Months Ended June 30,		Increase	Percentage
	2024	2025	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	596,918	616,124	19,206	3%
Compression (MMcf)	592,063	613,424	21,361	4%
Gathering—high pressure (MMcf)	542,369	572,725	30,356	6%
Fresh water delivery (MBbl)	17,636	18,356	720	4%
Other fluid handling (MBbl)	10,205	10,509	304	3%
Wells serviced by fresh water delivery	36	39	3	8%
Gathering—low pressure (MMcf/d)	3,280	3,404	124	4%
Compression (MMcf/d)	3,253	3,389	136	4%
Gathering—high pressure (MMcf/d)	2,980	3,164	184	6%
Fresh water delivery (MBbl/d)	97	101	4	4%
Other fluid handling (MBbl/d)	56	58	2	4%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.36	0.36	—	*
Average compression fee ($/Mcf)	$0.21	0.22	0.01	5%
Average gathering—high pressure fee ($/Mcf)	$0.22	0.23	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.30	4.37	0.07	2%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	290,278	302,083	11,805	4%
Fractionation—Joint Venture (MBbl)	7,280	7,240	(40)	(1)%
Processing—Joint Venture (MMcf/d)	1,595	1,669	74	5%
Fractionation—Joint Venture (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	The average realized fees for the six months ended June 30, 2025 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 9%, from $549 million for the six months ended June 30, 2024 to $597 million for the six months ended June 30, 2025. Total revenues included amortization of customer relationships of $35 million for each of the six months ended June 30, 2024 and 2025. Gathering and processing revenues increased by 7%, from $438 million for the six months ended June 30, 2024 to $468 million for the six months ended June 30, 2025. Water handling revenues increased by 16%, from $111 million for the six months ended June 30, 2024 to $128 million for the six months ended June 30, 2025. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $10 million period over period primarily due to increased low pressure gathering rates as a result of annual CPI-based adjustments and increased throughput volumes of 19 Bcf, or 124 MMcf/d. Low pressure gathering volumes increased between periods primarily due to 72 additional wells being connected to our system since June 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $8 million period over period primarily due to increased compression rates as a result of annual CPI-based adjustments, two compressor stations acquired during the second quarter of 2024 and increased throughput volumes of 21 Bcf, or 136 MMcf/d. Compression volumes increased between periods primarily due to 72 additional wells being connected to our system since June 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	High pressure gathering revenue increased $12 million period over period primarily due to increased high pressure gathering rates as a result of annual CPI-based adjustments, 48 miles of high pressure gathering lines acquired during the second quarter of 2024 and increased throughput volumes of 30 Bcf, or 184 MMcf/d. The high pressure gathering volumes increased period over period primarily due to 72 additional wells being connected to our system since June 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.

Water Handling

●	Fresh water delivery revenue increased $4 million period over period primarily due to increased fresh water delivery volumes of 1 MMBbl, or 4 MBbl/d, and an increase to the fresh water delivery rate for our long-term contract with Antero Resources as a result of the annual CPI-based adjustment.
●	Other fluid handling services revenue increased $13 million period over period primarily due to higher wastewater trucking and disposal volumes and costs that are billed at cost plus 3%, as well as increased blending cost of service fees.

Direct operating expenses. Direct operating expenses increased by 9%, from $110 million for the six months ended June 30, 2024 to $120 million for the six months ended June 30, 2025. Gathering and processing direct operating expenses remained consistent at $52 million for each of the six months ended June 30, 2024 and 2025. Water handling direct operating expenses increased by 17%, from $58 million for the six months ended June 30, 2024 to $68 million for the six months ended June 30, 2025 primarily due to higher wastewater trucking and disposal volumes and costs, as well as increased blending costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $22 million and $21 million for the six months ended June 30, 2024 and 2025, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased by 14%, from $21 million for the six months ended June 30, 2024 to $24 million for the six months ended June 30, 2025 primarily due to annual equity-based awards granted during the first quarters of 2024 and 2025. Our equity-based awards vest over three or four year service periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense decreased by 11%, from $75 million for the six months ended June 30, 2024 to $66 million for the six months ended June 30, 2025 primarily due to lower depreciation expense of $11 million related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods, partially offset by depreciation expense of $1 million related to assets placed in service between periods and higher depreciation expense of $1 million for our assets acquired during the second quarter of 2024.

Interest expense. Interest expense decreased by 9%, from $105 million for the six months ended June 30, 2024 to $96 million for the six months ended June 30, 2025 primarily due to lower interest expense on our Senior Notes due to the repurchase and redemption of the remaining $550 million principal amount of the 2026 Notes during the six months ended June 30, 2024, partially offset by higher average daily Credit Facility borrowings during the six months ended June 30, 2025. See Note 7—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 5%, from $55 million for the six months ended June 30, 2024 to $58 million for the six months ended June 30, 2025 primarily due to increased processing volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Loss on early extinguishment of debt. During the six months ended June 30, 2024, we repurchased or otherwise fully redeemed the $550 million aggregate principal amount of our 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million. There was no loss on early extinguishment of debt for the six months ended June 30, 2025. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense increased by 23%, from $65 million for the six months ended June 30, 2024 to $80 million for the six months ended June 30, 2025, which reflects effective tax rates of 25.5% and 24.6%, respectively. This income tax increase was primarily due to higher income before income taxes between periods. The decrease in our effective tax rate between periods was primarily due to the effects of equity-based compensation expense. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information on the effects of the OBBB.

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

Our Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended June 30, 2025. The dividend is payable on August 6, 2025 to stockholders of record as of July 23, 2025. Our Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock that is payable on August 14, 2025 in accordance with their terms as discussed in Note 11—Equity and Net Income Per Common Share. As of June 30, 2025, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of June 30, 2025, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2025:

	Six Months Ended June 30,
(in thousands)	2024	2025
Net cash provided by operating activities	$426,367	464,125
Net cash used in investing activities	(148,422)	(72,334)
Net cash used in financing activities	(278,011)	(391,791)
Net decrease in cash and cash equivalents	$(66)	—

Operating activities. Net cash provided by operating activities was $426 million and $464 million for the six months ended June 30, 2024 and 2025, respectively. This increase in cash flows provided by operating activities between periods was primarily due to higher gathering and processing and water handling revenues, partially offset by increased direct operating expenses and changes in working capital.

Investing activities. Net cash flows used in investing activities was $148 million and $72 million for the six months ended June 30, 2024 and 2025, respectively. The decrease in cash flows used in investing activities between periods was primarily due to our acquisition of gathering and compression assets during the second quarter of 2024 of $70 million, before closing adjustments, and lower capital spending related to our gathering systems and facilities of $19 million, partially offset by higher capital spending on our water handling systems of $8 million and additional investment in Stonewall of $5 million between periods.

Financing activities. Net cash used in financing activities was $278 million and $392 million for the six months ended June 30, 2024 and 2025, respectively. The increase in cash flows used in financing activities between periods was primarily due to share repurchases of $45 million, higher net repayments on our Credit Facility of $21 million and higher employee tax withholdings for the settlement of equity-based compensation awards of $13 million between periods, as well as lower cash provided by financing activities of $32 million from the refinancing of our 2026 Notes with the 2032 Notes during the six months ended June 30, 2024.

2025 Capital Investment

On February 12, 2025, we announced a capital budget with a range of $170 million to $200 million. On July 30, 2025, we announced a revised capital budget for 2025 of $170 million to $190 million. This revised capital budget supports Antero Resources’ maintenance capital program for 2025. Our capital budget may be adjusted as business conditions warrant. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to optimize our capital efficiency.

Our capital expenditures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2025	2024	2025
Gathering systems and facilities	$41,352	22,160	65,914	45,913
Water handling systems	9,924	19,357	15,134	31,144
Investments in unconsolidated affiliates	—	3,330	—	5,078
Total capital expenditures	$51,276	44,847	81,048	82,135

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of June 30, 2025, we had $389 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $3 million increase in interest expense for the six months ended June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plan (2)
Period	Purchased (1)	Share	Announced Plans	($ in thousands)
April 1, 2025 – April 30, 2025	1,306,936	$16.70	794,407	$429,484
May 1, 2025 – May 31, 2025	196,651	17.70	195,666	426,020
June 1, 2025 – June 30, 2025	5,300	18.05	2,800	425,970
Total	1,508,887	$16.84	992,873
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	In February 2024, the Board authorized a $500 million share repurchase program.

Item 5. Other INFORMATION.

None.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended June 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ BRENDAN E. KRUEGER
Brendan E. Krueger
Chief Financial Officer, Vice President – Finance and Treasurer

Date:	July 30, 2025