Form 10-Q
period 2025-09-30
Antero Midstream Corp
filed 2025-10-29
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Number of shares of the registrant’s common stock outstanding as of October 24, 2025 (in thousands): 476,275

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	September 30,
	2024	2025
Assets
Current assets:
Accounts receivable–Antero Resources	$115,180	108,561
Accounts receivable–third party	832	809
Income tax receivable	—	1,896
Other current assets	2,052	2,107
Total current assets	118,064	113,373
Long-term assets:
Property and equipment, net	3,881,621	3,907,852
Investments in unconsolidated affiliates	603,956	592,238
Customer relationships	1,144,759	1,091,755
Other assets, net	13,348	11,870
Total assets	$5,761,748	5,717,088

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,114	4,113
Accounts payable–third party	12,308	17,609
Accrued liabilities	83,555	66,775
Other current liabilities	635	1,524
Total current liabilities	100,612	90,021
Long-term liabilities:
Long-term debt	3,116,958	3,008,694
Deferred income tax liability, net	413,608	538,079
Other	15,399	15,045
Total liabilities	3,646,577	3,651,839
Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2024 and September 30, 2025
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2024 and September 30, 2025	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 479,422 and 476,712 issued and outstanding as of December 31, 2024 and September 30, 2025, respectively	4,794	4,767
Additional paid-in capital	2,019,830	1,972,218
Retained earnings	90,547	88,264
Total stockholders' equity	2,115,171	2,065,249
Total liabilities and stockholders' equity	$5,761,748	5,717,088

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2024	2025
Revenue:
Gathering and compression–Antero Resources	$234,847	249,827
Water handling–Antero Resources	52,294	62,129
Water handling–third party	397	533
Amortization of customer relationships	(17,668)	(17,668)
Total revenue	269,870	294,821
Operating expenses:
Direct operating	51,724	57,886
General and administrative (including $11,945 and $11,026 of equity-based compensation in 2024 and 2025, respectively)	22,872	21,316
Facility idling	405	445
Depreciation	32,534	34,465
Impairment of property and equipment	332	167
Other operating (income) expense, net	(424)	49
Total operating expenses	107,443	114,328
Operating income	162,427	180,493
Other income (expense):
Interest expense, net	(51,812)	(47,196)
Equity in earnings of unconsolidated affiliates	27,668	29,688
Loss on early extinguishment of debt	(341)	(1,313)
Total other expense	(24,485)	(18,821)
Income before income taxes	137,942	161,672
Income tax expense	(38,202)	(45,688)
Net income and comprehensive income	$99,740	115,984

Net income per common share–basic	$0.21	0.24
Net income per common share–diluted	$0.21	0.24

Weighted average common shares outstanding:
Basic	481,288	478,020
Diluted	485,532	481,814

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2024	2025
Revenue:
Gathering and compression–Antero Resources	$691,433	736,745
Water handling–Antero Resources	178,805	206,177
Water handling–third party	1,482	1,504
Amortization of customer relationships	(53,004)	(53,004)
Total revenue	818,716	891,422
Operating expenses:
Direct operating	162,051	177,830
General and administrative (including $32,871 and $34,835 of equity-based compensation in 2024 and 2025, respectively)	65,312	66,465
Facility idling	1,339	1,263
Depreciation	107,205	100,577
Impairment of property and equipment	332	984
Other operating expense, net	1,046	143
Total operating expenses	337,285	347,262
Operating income	481,431	544,160
Other income (expense):
Interest expense, net	(157,306)	(143,568)
Equity in earnings of unconsolidated affiliates	82,795	87,724
Loss on early extinguishment of debt	(14,091)	(1,313)
Total other expense	(88,602)	(57,157)
Income before income taxes	392,829	487,003
Income tax expense	(103,126)	(125,769)
Net income and comprehensive income	$289,703	361,234

Net income per common share–basic	$0.60	0.75
Net income per common share–diluted	$0.60	0.75

Weighted average common shares outstanding:
Basic	480,765	478,719
Diluted	484,910	482,867

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Retained	Total
	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2023	$—	479,713	$4,797	2,046,487	100,447	2,151,731
Dividends to stockholders	—	—	—	(8,542)	(100,447)	(108,989)
Equity-based compensation	—	—	—	9,327	—	9,327
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	615	6	(5,622)	—	(5,616)
Net income and comprehensive income	—	—	—	—	103,926	103,926
Balance at March 31, 2024	—	480,328	4,803	2,041,650	103,926	2,150,379
Dividends to stockholders	—	—	—	(8,154)	(103,926)	(112,080)
Equity-based compensation	—	—	—	11,599	—	11,599
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	915	9	(8,856)	—	(8,847)
Net income and comprehensive income	—	—	—	—	86,037	86,037
Balance at June 30, 2024	—	481,243	4,812	2,036,239	86,037	2,127,088
Dividends to stockholders	—	—	—	(22,470)	(86,037)	(108,507)
Equity-based compensation	—	—	—	11,945	—	11,945
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	52	1	(366)	—	(365)
Net income and comprehensive income	—	—	—	—	99,740	99,740
Balance at September 30, 2024	$—	481,295	$4,813	2,025,348	99,740	2,129,901

Balance at December 31, 2024	$—	479,422	$4,794	2,019,830	90,547	2,115,171
Dividends to stockholders	—	—	—	(22,206)	(90,547)	(112,753)
Equity-based compensation	—	—	—	12,402	—	12,402
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,563	16	(18,465)	—	(18,449)
Repurchases and retirement of common stock	—	(1,722)	(17)	(7,189)	(21,363)	(28,569)
Net income and comprehensive income	—	—	—	—	120,737	120,737
Balance at March 31, 2025	—	479,263	4,793	1,984,372	99,374	2,088,539
Dividends to stockholders	—	—	—	(12,288)	(99,374)	(111,662)
Equity-based compensation	—	—	—	11,407	—	11,407
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	741	7	(8,644)	—	(8,637)
Repurchases and retirement of common stock	—	(993)	(10)	(4,078)	(12,683)	(16,771)
Net income and comprehensive income	—	—	—	—	124,513	124,513
Balance at June 30, 2025	—	479,011	4,790	1,970,769	111,830	2,087,389
Dividends to stockholders	—	—	—	—	(107,818)	(107,818)
Equity-based compensation	—	—	—	11,026	—	11,026
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	17	—	(3)	—	(3)
Repurchases and retirement of common stock	—	(2,316)	(23)	(9,574)	(31,732)	(41,329)
Net income and comprehensive income	—	—	—	—	115,984	115,984
Balance at September 30, 2025	$—	476,712	$4,767	1,972,218	88,264	2,065,249

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2025
Cash flows provided by (used in) operating activities:
Net income	$289,703	361,234
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	107,205	100,577
Impairment of property and equipment	332	984
Deferred income tax expense	103,126	124,471
Equity-based compensation	32,871	34,835
Equity in earnings of unconsolidated affiliates	(82,795)	(87,724)
Distributions from unconsolidated affiliates	100,911	106,095
Amortization of customer relationships	53,004	53,004
Amortization of deferred financing costs	4,721	3,938
Settlement of asset retirement obligations	(513)	(317)
Loss on early extinguishment of debt	14,091	1,313
Other operating activities	1,046	143
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(9,427)	6,619
Accounts receivable–third party	883	373
Income tax receivable	—	(1,896)
Other current assets	63	(360)
Accounts payable–Antero Resources	1,143	(1)
Accounts payable–third party	(1,100)	1,081
Income taxes payable	—	594
Accrued liabilities	(3,961)	(28,002)
Net cash provided by operating activities	611,303	676,961
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(110,514)	(67,960)
Additions to water handling systems	(23,493)	(45,477)
Additional investments in unconsolidated affiliate	(893)	(6,653)
Acquisition of gathering systems and facilities	(69,992)	—
Other investing activities	1,816	850
Net cash used in investing activities	(203,076)	(119,240)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(329,252)	(331,820)
Dividends to preferred stockholders	(413)	(413)
Repurchases of common stock	—	(86,669)
Issuance of Senior Notes	600,000	650,000
Redemption of Senior Notes	(560,862)	(650,000)
Payments of deferred financing costs	(12,738)	(7,030)
Borrowings on Credit Facility	1,299,500	1,389,500
Repayments on Credit Facility	(1,389,700)	(1,494,200)
Employee tax withholding for settlement of equity-based compensation awards	(14,828)	(27,089)
Net cash used in financing activities	(408,293)	(557,721)
Net decrease in cash and cash equivalents	(66)	—
Cash and cash equivalents, beginning of period	66	—
Cash and cash equivalents, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$160,700	160,951
Cash received (paid) during the period for income taxes	$104	(2,600)
Increase in accrued capital expenditures and accounts payable for property and equipment	$2,413	13,381

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2024 and September 30, 2025, results of operations for the three and nine months ended September 30, 2024 and 2025 and cash flows for the nine months ended September 30, 2024 and 2025. The Company has no items of other comprehensive income or loss; therefore, net income is equal to comprehensive income.

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

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act (the “OBBB”), was enacted. The OBBB contains a broad range of changes to U.S. federal income tax laws and makes permanent or modifies certain provisions of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. These changes include, among others, permanently restoring an earnings before interest, taxes, depreciation and amortization based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. All effects of changes in tax laws are recognized in the condensed consolidated financial statements during the period of enactment. As such, the effects of the OBBB are reflected in the Company's provision for

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

income taxes as of and for the three and nine months ended September 30, 2025. The OBBB is not expected to have a material effect on income tax expense for the year ending December 31, 2025, and the Company expects a refund of substantially all of the cash paid for income taxes during the nine months ended September 30, 2025 when it files its U.S. federal income tax return for the year ending December 31, 2025 as a result of the OBBB.

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

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax (expense) benefit and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024, although early adoption is permitted. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company plans to adopt ASU 2023-09 on a retrospective basis in the Annual Report on Form 10-K for the year ending December 31, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on the Company’s consolidated financial statements.

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

(3) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 16 years, which reflects the remaining economic life of the relationships as of September 30, 2025. The carrying amount of customer relationships were as follows:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2024	2025
Gross carrying value of customer relationships	$1,555,000	1,555,000
Accumulated amortization of customer relationships	(410,241)	(463,245)
Customer relationships	$1,144,759	1,091,755

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

Future amortization expense as of September 30, 2025 is as follows (in thousands):

Remainder of year ending December 31, 2025	$17,668
Year ending December 31, 2026	70,672
Year ending December 31, 2027	70,672
Year ending December 31, 2028	70,672
Year ending December 31, 2029	70,672
Thereafter	791,399
Total	$1,091,755

(4) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned during the three and nine months ended September 30, 2024 and 2025 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company. Direct operating expense includes costs charged to the Company of $5 million during each of the three months ended September 30, 2024 and 2025, and $15 million and $16 million during the nine months ended September 30, 2024 and 2025, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets. General and administrative expense includes costs charged to the Company by Antero Resources of $9 million and $8 million during the three months ended September 30, 2024 and 2025, and $24 million and $25 million during the nine months ended September 30, 2024 and 2025, respectively. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

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

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a return on capital invested of 13% per annum over a period of seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. As of September 30, 2025, the minimum lease payments for the 2019 gathering and compression agreement and Mountaineer gathering and compression agreement end in 2035 and 2026, respectively. As of January 1, 2025, there are no minimum lease payments for the Marcellus gathering and compression agreement.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company recognizes lease income from its minimum lease payments under its gathering and compression agreements on a straight-line basis. Additional variable operating lease income is earned when volumes in excess of the minimum commitments or fees are delivered under the contract. The Company recognizes variable lease income when low pressure volumes are delivered to a compressor station, compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline, as applicable. Minimum volume commitments for the 2019 gathering and compression agreement are aggregated such that the agreement has a single minimum volume commitment for the respective service each year. The Mountaineer gathering and compression agreement minimum compression and gathering fees are not subject to aggregation and are determined on a monthly basis for each compressor station and gathering line, respectively, subject to such agreement. The Company invoices the customer the month after each service is performed, and payment is due in the same month. The Company is not party to any leases that have not commenced.

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of September 30, 2025 are as follows (in thousands):

Remainder of year ending December 31, 2025	$41,313
Year ending December 31, 2026	315,911
Year ending December 31, 2027	250,571
Year ending December 31, 2028	181,179
Year ending December 31, 2029	121,236
Thereafter	221,575
Total	$1,131,785

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third-parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee. The cost of service fee allows the Company to recover its share of capital expenditures to construct any new facilities required to provide other fluid handling services to Antero Resources and earn a return on capital invested of 13% per annum over a period of seven years. As of September 30, 2025, the Company had minimum future revenues for its cost of service fees of $66 million to be received and recognized by the Company under the water services agreement during 2025 through 2032 as the agreement’s performance obligations are satisfied.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025	Reportable Segment
Type of service
Gathering—low pressure	$107,418	114,077	319,734	336,972	Gathering and Processing (1)
Compression	63,887	68,178	189,119	201,269	Gathering and Processing (1)
Gathering—high pressure	63,542	67,572	182,580	198,504	Gathering and Processing (1)
Fresh water delivery	28,091	37,023	103,937	117,298	Water Handling
Other fluid handling	24,600	25,639	76,350	90,383	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	(27,814)	(27,814)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	(25,190)	(25,190)	Water Handling
Total	$269,870	294,821	818,716	891,422

Type of contract
Per unit fixed fee	$234,847	249,827	691,433	736,745	Gathering and Processing (1)
Per unit fixed fee	28,489	37,556	105,419	118,802	Water Handling
Cost plus 3%	16,469	16,337	53,007	62,282	Water Handling
Cost of service fee	7,733	8,769	21,861	26,597	Water Handling
Amortization of customer relationships	(9,271)	(9,271)	(27,814)	(27,814)	Gathering and Processing
Amortization of customer relationships	(8,397)	(8,397)	(25,190)	(25,190)	Water Handling
Total	$269,870	294,821	818,716	891,422
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2024 and September 30, 2025, were $115 million and $109 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(6) Property and Equipment

(a)	Summary of Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	September 30,
(in thousands)	Useful Lives	2024	2025
Land	n/a	$31,237	31,813
Gathering systems and facilities	40-50 years (1)	3,553,934	3,688,116
Permanent buried pipelines and equipment	7-20 years	653,891	656,699
Surface pipelines and equipment	1-7 years	110,677	160,328
Heavy trucks and equipment	3-5 years	4,413	4,413
Above ground storage tanks	5-10 years	5,131	5,133
Other assets	3-20 years	8,111	8,111
Construction-in-progress	n/a	184,680	124,269
Total property and equipment		4,552,074	4,678,882
Less accumulated depreciation		(670,453)	(771,030)
Property and equipment, net		$3,881,621	3,907,852
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.
(b)	Asset Acquisition

On May 1, 2024, the Company acquired certain Marcellus gas gathering and compression assets from Summit for $70 million in cash, before closing adjustments, with an effective date of April 1, 2024. The acquired assets include 48 miles of high pressure gathering pipelines and two compressor stations with 100 MMcf/d of compression capacity. These assets were already interconnected to the Company’s low pressure and high pressure gas gathering systems at the time of acquisition and service Antero Resources’ production. Substantially all of the cash consideration for this asset acquisition was allocated to gathering systems and facilities, included in property and equipment, net in the condensed consolidated balance sheets.

(7) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2024	2025
Credit Facility	$484,300	379,600
5.75% senior notes due 2027	650,000	—
5.75% senior notes due 2028	650,000	650,000
5.375% senior notes due 2029	750,000	750,000
6.625% senior notes due 2032	600,000	600,000
5.75% senior notes due 2033	—	650,000
Total principal	3,134,300	3,029,600
Unamortized debt premium	882	—
Unamortized debt issuance costs	(18,224)	(20,906)
Total long-term debt	$3,116,958	3,008,694

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Credit Facility

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

Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2024 and September 30, 2025, respectively. The Credit Facility matures on July 30, 2029; provided that if on the date that is 91 days prior to the stated maturity of any outstanding senior unsecured notes of the Borrower, including the 2028 Notes (as defined below) and the 2029 Notes (as defined below), the outstanding principal amount of such notes is greater than or equal to $50 million and the sum of (A) the outstanding principal amount of loans, undrawn letters of credit, and drawn but unreimbursed amounts with respect to letters of credit, in each case, then outstanding under the Credit Facility plus (B) (1) the outstanding principal amount of such notes on such date minus (2) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the Credit Facility), the Credit Facility will mature on such date. As of September 30, 2025, the Credit Facility had an available borrowing capacity of $870 million.

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

The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2024 and September 30, 2025.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

If the Borrower receives at least two Investment Grade Ratings (as defined in the Credit Facility), no default or event of default exists and the Borrower is in pro forma compliance with the Credit Facility’s financial covenants (subject to provision of the Credit Facility), the Borrower may elect to enter into an Investment Grade Period. During an Investment Grade Period, the interest margin is determined by reference to our corporate family rating, which for SOFR loans range from 1.125% to 2.000%. In addition, during an Investment Grade Period, the commitment fees on the unused portion of the Credit Facility are determined by reference to our corporate family rating, which range from 0.125% to 0.300%. The Borrower was not in an Investment Grade Period during the three months ended September 30, 2025.

As of December 31, 2024, the Borrower had outstanding borrowings under the Credit Facility of $484 million with a weighted average interest rate of 6.09%. As of September 30, 2025, the Borrower had outstanding borrowings under the Credit Facility of $380 million with a weighted average interest rate of 5.75%. No letters of credit were outstanding under the Credit Facility as of December 31, 2024 and September 30, 2025.

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

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par. The 2027 Notes were recorded at their fair value of $653 million as of March 12, 2019, and the related premium of $3 million was amortized into interest expense over the life of the 2027 Notes. On September 23, 2025, the Issuers redeemed all $650 million of the 2027 Notes at par, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $1 million during the three and nine months ended September 30, 2025, which included the write-off of all unamortized premium and debt issuance costs. Interest on the 2027 Notes was payable on March 1 and September 1 of each year.

(d)	5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par. The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time at redemption prices ranging from 100.958% as of September 30, 2025 to 100.00% on or after January 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(e)	5.375% Senior Notes Due 2029

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 101.344% as of September 30, 2025 to 100.00% on or after June 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

(g)	5.75% Senior Notes Due 2033

On September 22, 2025, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due October 15, 2033 (the “2033 Notes”) at par. The 2033 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2033 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2033 Notes is payable on April 15 and October 15 of each year. Antero Midstream Partners may redeem all or part of the 2033 Notes at any time on or after October 15, 2028 at redemption prices ranging from 102.875% to 100.00% on or after October 15, 2030. In addition, prior to October 15, 2028, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2033 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.750% of the principal amount of the 2033 Notes, plus accrued and unpaid interest. At any time prior to October 15, 2028, Antero Midstream Partners may also redeem the 2033 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2033 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2033 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2033 Notes at a price equal to 101% of the principal amount of the 2033 Notes, plus accrued and unpaid interest.

(h)	Senior Notes Guarantors

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) has fully and unconditionally guaranteed the 2028 Notes, 2029 Notes, 2032 Notes and 2033 Notes (collectively the “Senior Notes”). In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

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

During the three and nine months ended September 30, 2024 and 2025, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2024	2025
Capital expenditures	$10,980	20,142
Operating expenses	14,536	11,724
Interest expense	48,808	27,487
Ad valorem taxes	6,258	3,122
Other	2,973	4,300
Total accrued liabilities	$83,555	66,775

(9) Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes costs related to its long term incentive plans. Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital.

On June 5, 2024, the Company’s stockholders approved the Amended and Restated Antero Midstream Corporation Long Term Incentive Plan (the “AM LTIP”). The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of September 30, 2025, a total of 15,146,254 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Restricted stock units	$9,114	8,109	25,036	25,854
Performance share units	2,582	2,632	7,087	8,137
Equity awards issued to directors	249	285	748	844
Total expense	$11,945	11,026	32,871	34,835

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	5,642,261	$11.79
Granted	2,110,599	16.46
Vested	(3,031,925)	11.29
Forfeited	(103,550)	14.16
Total awarded and unvested—September 30, 2025	4,617,385	$14.20

As of September 30, 2025, unamortized equity-based compensation expense of $47 million related to the unvested RSUs is expected to be recognized over a weighted average period of 1.9 years.

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

In April 2022, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period as compared to a targeted ROIC (“2022 ROIC PSUs”). The number of shares of the Company’s common stock that could be earned with respect to the 2022 ROIC PSUs ranged from zero to 200% of the target number of 2022 ROIC PSUs originally granted. The performance condition for the 2022 ROIC PSUs was met at 200% of target as of December 31, 2024. As a result, during the first quarter of 2025 the 2022 ROIC PSUs vested and converted into approximately 0.9 million shares of the Company’s common stock. As of September 30, 2025, there were no 2022 ROIC PSUs outstanding.

In March 2025, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2027 as compared to a targeted ROIC (“2025 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2025 ROIC PSUs ranges from zero to 200% of the target number of 2025 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2025 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2025 ROIC PSU awards was probable as of September 30, 2025.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	1,302,338	$11.59
Granted	300,029	16.46
Vested	(439,935)	11.28
Total awarded and unvested—September 30, 2025	1,162,432	$12.96

As of September 30, 2025, unamortized equity-based compensation expense of $14 million related to the unvested PSUs is expected to be recognized over a weighted average period of 1.7 years.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(10) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2023	January 24, 2024	February 7, 2024	$107,918	$0.2250
*	February 14, 2024	February 14, 2024	138	*
Q1 2024	April 24, 2024	May 8, 2024	112,818	0.2250
*	May 15, 2024	May 15, 2024	137	*
Q2 2024	July 24, 2024	August 7, 2024	108,516	0.2250
*	August 14, 2024	August 14, 2024	138	*
Q3 2024	October 23, 2024	November 6, 2024	108,382	0.2250
*	November 14, 2024	November 14, 2024	137	*
	Total 2024		$438,184

Q4 2024	January 29, 2025	February 12, 2025	$112,615	$0.2250
*	February 14, 2025	February 14, 2025	138	*
Q1 2025	April 23, 2025	May 7, 2025	111,519	0.2250
*	May 15, 2025	May 15, 2025	137	*
Q2 2025	July 23, 2025	August 6, 2025	107,686	0.2250
*	August 14, 2025	August 14, 2025	138	*
	Total 2025		$332,233
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 11—Equity and Net Income Per Common Share.

On October 8, 2025, the Board announced the declaration of a cash dividend on the shares of the Company’s common stock of $0.2250 per share for the quarter ended September 30, 2025. The dividend is payable on November 5, 2025 to stockholders of record as of October 22, 2025. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that is payable on November 14, 2025 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 11—Equity and Net Income Per Common Share. As of September 30, 2025, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

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

(b)	Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Basic weighted average number of common shares outstanding	481,288	478,020	480,765	478,719
Add: Dilutive effect of RSUs	2,056	1,781	2,180	2,129
Add: Dilutive effect of PSUs	1,524	1,499	1,301	1,505
Add: Dilutive effect of Series A Preferred Stock	664	514	664	514
Diluted weighted average number of common shares outstanding	485,532	481,814	484,910	482,867

There were no anti-dilutive securities outstanding during the three and nine months ended September 30, 2024 and 2025.

(c)	Net Income Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2024	2025	2024	2025
Net income	$99,740	115,984	289,703	361,234
Less preferred stock dividends	(138)	(138)	(413)	(413)
Net income available to common shareholders	$99,602	115,846	289,290	360,821

Net income per common share–basic	$0.21	0.24	0.60	0.75
Net income per common share–diluted	$0.21	0.24	0.60	0.75

Weighted average common shares outstanding–basic	481,288	478,020	480,765	478,719
Weighted average common shares outstanding–diluted	485,532	481,814	484,910	482,867

(12) Fair Value Measurement

The carrying values on the condensed consolidated balance sheets of the Company’s accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The carrying value of the amounts under the Credit Facility as of December 31, 2024 and September 30, 2025 approximated fair value because the variable interest rates are reflective of current market conditions.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2024		September 30, 2025
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2027 Notes	$646,750	648,082	—	—
2028 Notes	644,410	646,684	648,635	647,461
2029 Notes	730,425	744,516	746,550	745,340
2032 Notes	602,220	593,376	618,000	593,939
2033 Notes	—	—	646,880	642,354
Total	$2,623,805	2,632,658	2,660,065	2,629,094
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premium.

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2024	$490,365	113,591	603,956
Additional investments	—	6,653	6,653
Equity in earnings of unconsolidated affiliates (1)	81,108	6,616	87,724
Distributions from unconsolidated affiliates	(94,575)	(11,520)	(106,095)
Balance as of September 30, 2025	$476,898	115,340	592,238
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3,  2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which includes pre-judgment interest through April 30,  2023. On May 26,  2023, Veolia filed a notice of appeal of the final judgment, and on June 9,  2023, Antero Treatment filed a notice of cross-appeal. Oral argument at the Colorado Court of Appeals occurred on October 15,  2024. On December 9,  2024, the District Court awarded Antero Treatment approximately $19 million in attorneys’ fees and costs. On December 19,  2024, the Colorado Court of Appeals affirmed the District Court’s May 3, 2023 judgment and associated damages award, and remanded the case to the District Court for purposes of calculating appellate attorneys’ fees and costs owed to the Company by Veolia. On January 27,  2025, Veolia filed a notice of appeal of the District Court’s December 9, 2024 award of attorneys’ fees and costs, and on March 20,  2025, Veolia filed a petition for certiorari in the Colorado Supreme Court challenging the December 19, 2024 decision of the Court of Appeals. On June 26,  2025, the Colorado Court of Appeals dismissed Veolia’s appeal of the December 9, 2024 award of attorneys’ fees and costs with prejudice, following a stipulated motion by Veolia requesting such dismissal. On September 2, 2025, the Colorado Supreme Court granted in part and denied in part Veolia’s petition for certiorari with respect to the December 19, 2024 decision by the Colorado Court of Appeals. Veolia’s opening brief is due to be filed with the Colorado Supreme Court on November 18, 2025.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(15) Reportable Segments

The Company’s operations, which are located in the United States, are organized into two reportable segments: (i) gathering and processing and (ii) water handling. These segments are monitored separately by management for performance and are consistent with internal financial reporting. These segments have been identified based on the differing products and services (including the expertise required for these operations), production processes and distribution methods. The Company’s Chief Executive Officer and President was determined to be the Company’s chief operating decision maker (“CODM”). The CODM evaluates the performance of the Company’s business segments based on operating income. The CODM considered the Company’s actual operating income as compared to the operating income for (i) the relevant prior period actual results, (ii) budget and (iii) guidance on a monthly basis for purposes of evaluating performance of each segment and making decisions about allocating capital and other resources to each segment. Interest expense is primarily managed and evaluated on a consolidated basis. Accounting policies for each segment are the same as the Company’s accounting policies described in Note 2—Summary of Significant Accounting Policies.

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended September 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$234,847	52,294	—	287,141
Revenue–third-party	—	397	—	397
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	225,576	44,294	—	269,870
Operating expenses:
Direct operating	24,516	27,208	—	51,724
General and administrative (excluding equity-based compensation)	7,495	2,203	1,229	10,927
Equity-based compensation	9,591	2,105	249	11,945
Facility idling	—	405	—	405
Depreciation	18,632	13,902	—	32,534
Impairment of property and equipment	332	—	—	332
Other (2)	—	(424)	—	(424)
Total operating expenses	60,566	45,399	1,478	107,443
Operating income (loss)	$165,010	(1,105)	(1,478)	162,427

Equity in earnings of unconsolidated affiliates	$27,668	—	—	27,668
Additions to property and equipment	$48,184	7,351	—	55,535

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$249,827	62,129	—	311,956
Revenue–third-party	—	533	—	533
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	240,556	54,265	—	294,821
Operating expenses:
Direct operating	29,077	28,809	—	57,886
General and administrative (excluding equity-based compensation)	5,670	2,903	1,717	10,290
Equity-based compensation	7,662	3,079	285	11,026
Facility idling	—	445	—	445
Depreciation	19,419	15,046	—	34,465
Impairment of property and equipment	—	167	—	167
Other (2)	—	49	—	49
Total operating expenses	61,828	50,498	2,002	114,328
Operating income	$178,728	3,767	(2,002)	180,493

Equity in earnings of unconsolidated affiliates	$29,688	—	—	29,688
Additions to property and equipment	$24,866	21,309	—	46,175

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

	Nine Months Ended September 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$691,433	178,805	—	870,238
Revenue–third-party	—	1,482	—	1,482
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	663,619	155,097	—	818,716
Operating expenses:
Direct operating	76,849	85,202	—	162,051
General and administrative (excluding equity-based compensation)	21,840	6,742	3,859	32,441
Equity-based compensation	26,341	5,782	748	32,871
Facility idling	—	1,339	—	1,339
Depreciation	65,661	41,544	—	107,205
Impairment of property and equipment	332	—	—	332
Other (2)	—	1,046	—	1,046
Total operating expenses	191,023	141,655	4,607	337,285
Operating income	$472,596	13,442	(4,607)	481,431

Equity in earnings of unconsolidated affiliates	$82,795	—	—	82,795
Additions to property and equipment	$110,514	23,493	—	134,007

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$736,745	206,177	—	942,922
Revenue–third-party	—	1,504	—	1,504
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	708,931	182,491	—	891,422
Operating expenses:
Direct operating	80,932	96,898	—	177,830
General and administrative (excluding equity-based compensation)	16,040	11,096	4,494	31,630
Equity-based compensation	22,774	11,217	844	34,835
Facility idling	—	1,263	—	1,263
Depreciation	57,786	42,791	—	100,577
Impairment of property and equipment	—	984	—	984
Other (2)	—	143	—	143
Total operating expenses	177,532	164,392	5,338	347,262
Operating income	$531,399	18,099	(5,338)	544,160

Equity in earnings of unconsolidated affiliates	$87,724	—	—	87,724
Additions to property and equipment	$67,960	45,477	—	113,437
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

The summarized total assets of the Company’s reportable segments are as follows:

	As of December 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated	Total
Investments in unconsolidated affiliates	$603,956	—	—	603,956
Total assets	4,769,825	991,923	—	5,761,748

	(Unaudited)
	As of September 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$592,238	—	—	592,238
Total assets	4,743,494	971,565	2,029	5,717,088
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Financing Highlights

Senior Notes

Issuance of 2033 Notes

On September 22, 2025, we issued $650 million of 2033 Notes at par. The 2033 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2033 Notes rank pari passu to our other outstanding senior notes and are guaranteed on a full and unconditional and joint and several senior unsecured basis by our wholly owned subsidiaries and certain of our future restricted subsidiaries. The net proceeds from this offering were used to redeem the 2027 Notes. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Redemption of 2027 Notes

During the nine months ended September 30, 2025, we redeemed $650 million aggregate principal amount of our 2027 Notes at par, plus accrued and unpaid interest. The 2027 Notes were retired as of September 23, 2025. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Share Repurchase Program

Through our share repurchase program, during the three and nine months ended September 30, 2025, we repurchased and retired approximately 2 million and 5 million shares of our common stock, respectively, for a total cost of $41 million and $87 million, respectively. As of September 30, 2025, we have approximately $385 million of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Market Conditions and Business Trends

Commodity Markets

Benchmark prices for natural gas and ethane increased significantly, while benchmark prices for C3+ NGL’s and oil decreased during the three and nine months ended September 30, 2025 as compared to the same periods of 2024. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ improved liquidity and leverage position as compared to historical levels together with Antero Resources’ increased commodity derivative portfolio, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between 2022 and 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.25% in 2024 and 2025. While inflationary pressures in the United States’ economy have begun to subside, it is uncertain what impact recent tariff activity by the United States and foreign governments will have on inflation.

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

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2025

The operating results of our reportable segments are as follows:

	Three Months Ended September 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$234,847	52,294	—	287,141
Revenue–third-party	—	397	—	397
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	225,576	44,294	—	269,870
Operating expenses:
Direct operating	24,516	27,208	—	51,724
General and administrative (excluding equity-based compensation)	7,495	2,203	1,229	10,927
Equity-based compensation	9,591	2,105	249	11,945
Facility idling	—	405	—	405
Depreciation	18,632	13,902	—	32,534
Impairment of property and equipment	332	—	—	332
Other operating income, net	—	(424)	—	(424)
Total operating expenses	60,566	45,399	1,478	107,443
Operating income (loss)	165,010	(1,105)	(1,478)	162,427
Other income (expense):
Interest expense, net	—	—	(51,812)	(51,812)
Equity in earnings of unconsolidated affiliates	27,668	—	—	27,668
Loss on early extinguishment of debt	—	—	(341)	(341)
Total other income (expense)	27,668	—	(52,153)	(24,485)
Income (loss) before income taxes	192,678	(1,105)	(53,631)	137,942
Income tax expense	—	—	(38,202)	(38,202)
Net income (loss) and comprehensive income (loss)	$192,678	(1,105)	(91,833)	99,740
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Three Months Ended September 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$249,827	62,129	—	311,956
Revenue–third-party	—	533	—	533
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	240,556	54,265	—	294,821
Operating expenses:
Direct operating	29,077	28,809	—	57,886
General and administrative (excluding equity-based compensation)	5,670	2,903	1,717	10,290
Equity-based compensation	7,662	3,079	285	11,026
Facility idling	—	445	—	445
Depreciation	19,419	15,046	—	34,465
Impairment of property and equipment	—	167	—	167
Other operating expense, net	—	49	—	49
Total operating expenses	61,828	50,498	2,002	114,328
Operating income	178,728	3,767	(2,002)	180,493
Other income (expense):
Interest expense, net	—	—	(47,196)	(47,196)
Equity in earnings of unconsolidated affiliates	29,688	—	—	29,688
Loss on early extinguishment of debt	—	—	(1,313)	(1,313)
Total other income (expense)	29,688	—	(48,509)	(18,821)
Income before income taxes	208,416	3,767	(50,511)	161,672
Income tax expense	—	—	(45,688)	(45,688)
Net income and comprehensive income	$208,416	3,767	(96,199)	115,984
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Three Months Ended September 30,		Increase	Percentage
	2024	2025	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	301,468	315,719	14,251	5%
Compression (MMcf)	300,790	314,729	13,939	5%
Gathering—high pressure (MMcf)	280,189	291,637	11,448	4%
Fresh water delivery (MBbl)	6,514	8,472	1,958	30%
Other fluid handling (MBbl)	4,751	4,966	215	5%
Wells serviced by fresh water delivery	9	17	8	89%
Gathering—low pressure (MMcf/d)	3,277	3,432	155	5%
Compression (MMcf/d)	3,269	3,421	152	5%
Gathering—high pressure (MMcf/d)	3,046	3,170	124	4%
Fresh water delivery (MBbl/d)	71	92	21	30%
Other fluid handling (MBbl/d)	52	54	2	4%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.36	0.36	—	*
Average compression fee ($/Mcf)	$0.21	0.22	0.01	5%
Average gathering—high pressure fee ($/Mcf)	$0.23	0.23	—	*
Average fresh water delivery fee ($/Bbl)	$4.31	4.37	0.06	1%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	149,039	157,696	8,657	6%
Fractionation—Joint Venture (MBbl)	3,680	3,680	—	*
Processing—Joint Venture (MMcf/d)	1,620	1,714	94	6%
Fractionation—Joint Venture (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	The average realized fees for the three months ended September 30, 2025 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 9%, from $270 million for the three months ended September 30, 2024 to $295 million for the three months ended September 30, 2025. Total revenues included amortization of customer relationships of $18 million for the three months ended September 30, 2024 and 2025. Gathering and processing revenues increased by 7%, from $226 million for the three months ended September 30, 2024 to $241 million for the three months ended September 30, 2025. Water handling revenues increased by 23%, from $44 million for the three months ended September 30, 2024 to $54 million for the three months ended September 30, 2025. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $7 million period over period primarily due to increased throughput volumes of 14 Bcf, or 155 MMcf/d, and increased low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 65 additional wells being connected to our system since September 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $4 million period over period primarily due to increased throughput volumes of 14 Bcf, or 152 MMcf/d, and increased compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to 65 additional wells being connected to our system since September 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	High pressure gathering revenue increased $4 million period over period primarily due to increased throughput volumes of 11 Bcf, or 124 MMcf/d, and increased high pressure gathering rates as a result of annual CPI-based adjustments. High pressure gathering volumes increased between periods primarily due to 65 additional wells being connected to our system since September 30, 2025, partially offset by natural production decline of the wells connected to our system between periods.

Water Handling

●	Fresh water delivery revenue increased $9 million period over period primarily due to increased fresh water delivery volumes of 2 MMBbl, or 21 MBbl/d, and an increase to the fresh water delivery rate as a result of an annual CPI-based adjustment.
●	Other fluid handling services revenue increased $1 million period over period primarily due to increased other fluid handling volumes between periods.

Direct operating expenses. Direct operating expenses increased by 12%, from $52 million for the three months ended September 30, 2024 to $58 million for the three months ended September 30, 2025. Gathering and processing direct operating expenses increased by 19% from $25 million for the three months ended September 30, 2024 to $29 million for the three months ended September 30, 2025 primarily due to increased gathering and compression volumes and increased heavy maintenance expense between periods. Water handling direct operating expenses increased by 6%, from $27 million for the three months ended September 30, 2024 to $29 million for the three months ended September 30, 2025 primarily due to increased fresh water delivery and other fluid handling volumes between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $11 million and $10 million for the three months ended September 30, 2024 and 2025, respectively.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $12 million and $11 million for the three months ended September 30, 2024 and 2025, respectively. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense remained relatively consistent at $33 million and $34 million for the three months ended September 30, 2024 and 2025, respectively.

Interest expense. Interest expense decreased by 9%, from $52 million for the three months ended September 30, 2024 to $47 million for the three months ended September 30, 2025 primarily due to lower average daily Credit Facility borrowings and interest rates between periods.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 7%, from $28 million for the three months ended September 30, 2024 to $30 million for the three months ended September 30, 2025 primarily due to increased processing volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Loss on early extinguishment of debt. During the three months ended September 30, 2024, we recognized a loss on early extinguishment of debt of less than $1 million related to the amendment and restatement of our Credit Facility. During the three months ended September 30, 2025, we recognized a loss on early extinguishment of debt of $1 million related to the write-off of unamortized deferred financing costs and premium attributable to our 2027 Notes that were fully redeemed at par, plus accrued and unpaid interest, during the period. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for additional information.

Income tax expense. Income tax expense increased by 20%, from $38 million for the three months ended September 30, 2024 to $46 million for the three months ended September 30, 2025, which reflects effective tax rates of 27.7% and 28.3%, respectively. This income tax expense increase was primarily due to higher income before income taxes between periods. The increase in our effective tax rate between periods was primarily due to the effects of equity-based compensation expense. See Note 2—Summary of Significant Accounting Policies to the unaudited condensed consolidated financial statements for additional information on the effects of the OBBB.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2025

The operating results of our reportable segments were as follows:

	Nine Months Ended September 30, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$691,433	178,805	—	870,238
Revenue–third-party	—	1,482	—	1,482
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	663,619	155,097	—	818,716
Operating expenses:
Direct operating	76,849	85,202	—	162,051
General and administrative (excluding equity-based compensation)	21,840	6,742	3,859	32,441
Equity-based compensation	26,341	5,782	748	32,871
Facility idling	—	1,339	—	1,339
Depreciation	65,661	41,544	—	107,205
Impairment of property and equipment	332	—	—	332
Other operating expense	—	1,046	—	1,046
Total operating expenses	191,023	141,655	4,607	337,285
Operating income	472,596	13,442	(4,607)	481,431
Other income (expense):
Interest expense, net	—	—	(157,306)	(157,306)
Equity in earnings of unconsolidated affiliates	82,795	—	—	82,795
Loss on early extinguishment of debt	—	—	(14,091)	(14,091)
Total other income (expense)	82,795	—	(171,397)	(88,602)
Income before income taxes	555,391	13,442	(176,004)	392,829
Income tax expense	—	—	(103,126)	(103,126)
Net income and comprehensive income	$555,391	13,442	(279,130)	289,703
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Nine Months Ended September 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$736,745	206,177	—	942,922
Revenue–third-party	—	1,504	—	1,504
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	708,931	182,491	—	891,422
Operating expenses:
Direct operating	80,932	96,898	—	177,830
General and administrative (excluding equity-based compensation)	16,040	11,096	4,494	31,630
Equity-based compensation	22,774	11,217	844	34,835
Facility idling	—	1,263	—	1,263
Depreciation	57,786	42,791	—	100,577
Impairment of property and equipment	—	984	—	984
Other operating expense, net	—	143	—	143
Total operating expenses	177,532	164,392	5,338	347,262
Operating income	531,399	18,099	(5,338)	544,160
Other income (expense):
Interest expense, net	—	—	(143,568)	(143,568)
Equity in earnings of unconsolidated affiliates	87,724	—	—	87,724
Loss on early extinguishment of debt	—	—	(1,313)	(1,313)
Total other income (expense)	87,724	—	(144,881)	(57,157)
Income before income taxes	619,123	18,099	(150,219)	487,003
Income tax expense	—	—	(125,769)	(125,769)
Net income and comprehensive income	$619,123	18,099	(275,988)	361,234
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Nine Months Ended September 30,		Increase	Percentage
	2024	2025	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	898,386	931,843	33,457	4%
Compression (MMcf)	892,853	928,153	35,300	4%
Gathering—high pressure (MMcf)	822,558	864,362	41,804	5%
Fresh water delivery (MBbl)	24,150	26,828	2,678	11%
Other fluid handling (MBbl)	14,956	15,475	519	3%
Wells serviced by fresh water delivery	45	56	11	24%
Gathering—low pressure (MMcf/d)	3,279	3,413	134	4%
Compression (MMcf/d)	3,259	3,400	141	4%
Gathering—high pressure (MMcf/d)	3,002	3,166	164	5%
Fresh water delivery (MBbl/d)	88	98	10	11%
Other fluid handling (MBbl/d)	55	57	2	4%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.36	0.36	—	*
Average compression fee ($/Mcf)	$0.21	0.22	0.01	5%
Average gathering—high pressure fee ($/Mcf)	$0.22	0.23	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.30	4.37	0.07	2%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	439,317	459,779	20,462	5%
Fractionation—Joint Venture (MBbl)	10,960	10,920	(40)	*
Processing—Joint Venture (MMcf/d)	1,603	1,684	81	5%
Fractionation—Joint Venture (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	The average realized fees for the nine months ended September 30, 2025 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 9%, from $819 million for the nine months ended September 30, 2024 to $891 million for the nine months ended September 30, 2025. Total revenues included amortization of customer relationships of $53 million for each of the nine months ended September 30, 2024 and 2025. Gathering and processing revenues increased by 7%, from $664 million for the nine months ended September 30, 2024 to $709 million for the nine months ended September 30, 2025. Water handling revenues increased by 18%, from $155 million for the nine months ended September 30, 2024 to $182 million for the nine months ended September 30, 2025. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $17 million period over period primarily due to increased throughput volumes of 33 Bcf, or 134 MMcf/d, and increased low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 65 additional wells being connected to our system since September 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $12 million period over period primarily due to increased throughput volumes of 35 Bcf, or 141 MMcf/d, two compressor stations acquired during the second quarter of 2024 and increased compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to 65 additional wells being connected to our system September 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	High pressure gathering revenue increased $16 million period over period primarily due to increased throughput volumes of 42 Bcf, or 164 MMcf/d, 48 miles of high pressure gathering lines acquired during the second quarter of 2024 and increased high pressure gathering rates as a result of annual CPI-based adjustments. The high pressure gathering volumes increased period over period primarily due to 65 additional wells being connected to our system since September 30, 2024, partially offset by natural production decline of the wells connected to our system between periods.

Water Handling

●	Fresh water delivery revenue increased $13 million period over period primarily due to increased fresh water delivery volumes of 3 MMBbl, or 10 MBbl/d, and an increase to the fresh water delivery rate as a result of an annual CPI-based adjustment.
●	Other fluid handling services revenue increased $14 million period over period primarily due to higher wastewater trucking and disposal volumes and costs that are billed at cost plus 3%, as well as increased blending cost of service fees and volumes.

Direct operating expenses. Direct operating expenses increased by 10%, from $162 million for the nine months ended September 30, 2024 to $178 million for the nine months ended September 30, 2025. Gathering and processing direct operating expenses increased by 5% from $77 million for the nine months ended September 30, 2024 to $81 million for the nine months ended September 30, 2025 primarily due to increased gathering and compression volumes, higher costs for the two compressor stations and 48 miles of high pressure gathering lines acquired during the second quarter of 2024 and increased heavy maintenance expense between periods. Water handling direct operating expenses increased by 14%, from $85 million for the nine months ended September 30, 2024 to $97 million for the nine months ended September 30, 2025 primarily due to higher wastewater trucking and disposal costs, increased blending costs and increased fresh water delivery volumes between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained consistent at $32 million for each of the nine months ended September 30, 2024 and 2025, respectively.

Equity-based compensation expenses. Equity-based compensation expenses increased by 6%, from $33 million for the nine months ended September 30, 2024 to $35 million for the nine months ended September 30, 2025 primarily due to annual equity-based awards granted during the first quarters of 2024 and 2025. Our equity-based awards vest over three or four year service periods. See Note 9—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense decreased by 6%, from $107 million for the nine months ended September 30, 2024 to $101 million for the nine months ended September 30, 2025 primarily due to lower depreciation expense of $11 million related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods, partially offset by depreciation expense of $4 million related to assets placed in service between periods and higher depreciation expense of $1 million for our assets acquired during the second quarter of 2024.

Interest expense. Interest expense decreased by 9%, from $157 million for the nine months ended September 30, 2024 to $144 million for the nine months ended September 30, 2025 primarily due to lower interest expense on our Senior Notes due to the repurchase and redemption of the remaining $550 million principal amount of the 2026 Notes during the nine months ended September 30, 2024, and lower interest rates on our Credit Facility during the nine months ended September 30, 2025, partially offset by higher average daily Credit Facility borrowings between periods. See Note 7—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 6%, from $83 million for the nine months ended September 30, 2024 to $88 million for the nine months ended September 30, 2025 primarily due to increased processing volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Loss on early extinguishment of debt. Loss on early extinguishment of debt of $14 million for the nine months ended September 30, 2024 relates to the premium paid to repurchase or otherwise fully redeem all of our 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, as well as the write-off of unamortized deferred financing costs. Loss on early extinguishment of debt of $1 million for the nine months ended September 30, 2025 primarily relates to the write-off of unamortized deferred financing costs and unamortized premium attributable to our 2027 Notes that were fully redeemed at par, plus accrued and unpaid interest. See Note 7—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Income tax expense. Income tax expense increased by 22%, from $103 million for the nine months ended September 30, 2024 to $126 million for the nine months ended September 30, 2025, which reflects effective tax rates of 26.3% and 25.8%, respectively. This income tax increase was primarily due to higher income before income taxes between periods. The decrease in our effective tax rate between periods was primarily due to the effects of equity-based compensation expense.

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

Our Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended September 30, 2025. The dividend is payable on November 5, 2025 to stockholders of record as of October 22, 2025. Our Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock that is payable on November 14, 2025 in accordance with their terms as discussed in Note 11—Equity and Net Income Per Common Share. As of September 30, 2025, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of September 30, 2025, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2025:

	Nine Months Ended September 30,
(in thousands)	2024	2025
Net cash provided by operating activities	$611,303	676,961
Net cash used in investing activities	(203,076)	(119,240)
Net cash used in financing activities	(408,293)	(557,721)
Net decrease in cash and cash equivalents	$(66)	—

Operating activities. Net cash provided by operating activities was $611 million and $677 million for the nine months ended September 30, 2024 and 2025, respectively. This increase in cash flows provided by operating activities between periods was primarily due to higher gathering and processing and water handling revenues, partially offset by increased direct operating expenses and changes in working capital.

Investing activities. Net cash flows used in investing activities was $203 million and $119 million for the nine months ended September 30, 2024 and 2025, respectively. The decrease in cash flows used in investing activities between periods was primarily due to our acquisition of gathering and compression assets during the second quarter of 2024 of $70 million, before closing adjustments, and lower capital spending related to our gathering systems and facilities of $43 million, partially offset by higher capital spending on our water handling systems of $22 million and additional investment in Stonewall of $6 million between periods.

Financing activities. Net cash used in financing activities was $408 million and $558 million for the nine months ended September 30, 2024 and 2025, respectively. The increase in cash flows used in financing activities between periods was primarily due to share repurchases of $87 million during the nine months ended September 30, 2025, as well as lower net cash provided by our senior note refinancing of $39 million, higher net repayments on our Credit Facility of $15 million and higher employee tax withholdings for the settlement of equity-based compensation awards of $12 million between periods, partially offset by lower payments of deferred financing costs of $6 million between periods.

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

Our capital expenditures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2025	2024	2025
Gathering systems and facilities	$49,365	23,702	115,279	69,615
Water handling systems	6,007	26,059	21,141	57,203
Investments in unconsolidated affiliates	893	1,575	893	6,653
Total capital expenditures	$56,265	51,336	137,313	133,471

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of September 30, 2025, we had $380 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $4 million increase in interest expense for the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plan (2)
Period	Purchased (1)	Share	Announced Plans	($ in thousands)
July 1, 2025 – July 31, 2025	635,121	$17.46	634,939	$414,884
August 1, 2025 – August 31, 2025	684,890	17.68	684,890	402,777
September 1, 2025 – September 30, 2025	995,890	18.21	995,890	384,641
Total	2,315,901	$17.85	2,315,719
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	In February 2024, the Board authorized a $500 million share repurchase program.

Item 5. Other INFORMATION.

None.

Item 6. Exhibits

Exhibit Number		Description of Exhibit
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

3.6

Second Amended and Restated Bylaws of Antero Midstream Corporation, dated August 14, 2025 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on August 14, 2025).

4.1

Indenture, dated as of September 22, 2025, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-8375) filed on September 23, 2025).

4.2		Form of 5.75% Senior Note due 2033 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-8375) filed on September 23, 2025).
10.1

Chairman Emeritus Agreement, by and between Antero Resources Corporation, Antero Midstream Corporation and Paul Rady, dated August 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No 001-38075) filed on August 14, 2025).

10.2

Antero Midstream Corporation Executive Severance Plan, effective September 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on September 23, 2025).

10.3	*	Antero Midstream Corporation Summary of Compensation for Non-Employee Directors, effective August 14, 2025.
31.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
31.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 7241).
32.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended September 30, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Justin J. Agnew
Justin J. Agnew
Chief Financial Officer, Vice President—Finance and Investor Relations

Date:	October 29, 2025