Form 10-K
period 2025-12-31
Antero Midstream Corp
filed 2026-02-11
CIK 1623925

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $6.4 billion based on the $18.95 per share closing price of Antero Midstream Corporation’s common stock as reported on that day on the New York Stock Exchange.

Number of shares of the registrant’s common stock outstanding as of February 6, 2026 (in thousands): 473,081

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

Bcfe/d. Bcfe per day.

CPI. Consumer Price Index.

Credit Facility. As the context requires, (i) for any date prior to July 30, 2024, the senior secured revolving credit facility pursuant to the Second Amended and Restated Credit Agreement, dated as of October 26, 2021, and (ii) for July 30, 2024 and thereafter, the senior secured revolving credit facility pursuant to the Third Amended and Restated Credit Agreement, dated as of July 30, 2024, as amended to date.

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

GHG. Greenhouse gas.

HG Acquisition. Our acquisition of 100% of the issued and outstanding equity interests of HG Energy II Midstream Holdings, LLC, a Delaware limited liability company, from HG Energy II LLC, a Delaware limited liability company.

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

Utica Shale Divestiture. Our divestiture of substantially all of our Utica Shale midstream assets located in Ohio.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Annual Report on Form 10-K may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Annual Report on Form 10-K, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Annual Report on Form 10-K. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources’ expected production and development plan;
●	our ability to execute our business strategy;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	natural gas, NGLs and oil prices;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	our ability to execute our share repurchase and dividend programs;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all and the ability of such assets to operate as designed or at expected levels;
●	risks associated with the successful integration and future performance of the HG Acquisition;
●	risks associated with the Utica Shale Divestiture, including the risk that it is not consummated on the terms expected or on the anticipated schedule, or at all;
●	costs of conducting our operations;
●	impacts of geopolitical events, including the conflicts in Ukraine, Venezuela and in the Middle East, and world health events;
●	actions taken by third-party producers, operators, processors and transporters;
●	competition;
●	government regulations and changes in laws;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	expectations regarding the amount and timing of litigation awards;
●	pending legal or environmental matters;
●	uncertainty regarding our future operating results;
●	credit markets;

●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions; and
●	our other plans, objectives, expectations and intentions contained in this Annual Report on Form 10-K.

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

Summary Risk Factors

Customer Concentration

●	Because substantially all of our revenue is currently derived from Antero Resources, any development that materially and adversely affects Antero Resources’ operations, financial condition or market reputation could have a material and adverse impact on us.
●	Because of the natural decline in production from existing wells, our success depends, in part, on Antero Resources’ ability to replace declining production and our ability to secure new sources of natural gas from Antero Resources or third parties. Additionally, our water handling services are directly associated with Antero Resources’ well completion activities and water needs, which are largely driven by the amount of water used in completing each well. Finally, under certain circumstances, Antero Resources may dispose of acreage dedicated to us free from such dedication without our consent. Any decrease in volumes of natural gas that Antero Resources produces, any decrease in the number of wells that Antero Resources completes, or any decrease in the number of acres that are dedicated to us could adversely affect our business and operating results.

Business Operations

●	A material shut-in of production by Antero Resources or any of our other customers could adversely affect our business.
●	Our gathering and compression agreements include minimum volume commitments only under certain circumstances.
●	Our construction or purchase of new gathering and compression, processing, water handling or other assets may not be completed on schedule, at the budgeted cost or at all, may not operate as designed or at the expected levels, may not result in revenue increases and may be subject to regulatory, environmental, political, legal and economic risks, all of which could adversely affect our financial condition, cash flows and results of operations.
●	Recent action and the possibility of future action on trade by U.S. and foreign governments has increased the costs of certain equipment and materials used in the construction of our assets and has created uncertainty in global markets, which may adversely affect our income from operations and cash flows.
●	If third-party pipelines or other midstream facilities interconnected to our gathering and compression systems become partially or fully unavailable, our operating margin and cash flows could be adversely affected.
●	Our exposure to commodity price risk may change over time.
●	The fees charged to our customers may not escalate sufficiently to cover increases in costs, or the agreements may be amended with less favorable terms, may not be renewed or may be suspended in some circumstances.
●	Oil and natural gas producers’ operations, especially those using hydraulic fracturing, are substantially dependent on the availability of water.
●	Sustainability matters and conservation measures may adversely impact our business.
●	Our business involves many hazards and operational risks, some of which may not be fully covered by insurance. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and have a material adverse effect on our business, financial condition and results of operations.
●	An impairment of our assets, including property and equipment and/or intangible assets, could reduce our earnings.

Capital Structure and Access to Capital

●	We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness or to refinance, which may not be successful.
●	We will be required to make capital expenditures to increase our asset base. If we cannot obtain needed capital or financing on satisfactory terms, we may be unable to expand our business operations and/or our financial leverage could increase.

v

●	Restrictions in our existing and future debt agreements could adversely affect our business, financial condition and results of operations.

Acquisitions and Divestitures

●	We may not achieve the intended benefits of the HG Acquisition, and the HG Acquisition may disrupt our existing plans or operations.
●	We may not complete the Utica Shale Divestiture within the anticipated timeframe or at all.

Joint Ventures

●	We own a 50% interest in the Joint Venture, which is operated by MarkWest. While we have the ability to influence certain business decisions affecting the Joint Venture, the success of our investment in the Joint Venture will depend on MarkWest’s operation of the Joint Venture.
●	If the Joint Venture is not successful or if the Joint Venture does not perform as expected, our future financial performance may be negatively impacted.

Compliance with Regulations

●	We are subject to complex federal, state and local laws and regulations that could adversely affect the cost, manner or feasibility of conducting our operations or expose us to significant liabilities.
●	If our assets become subject to FERC regulation or federal, state or local regulations or policies change, or if we fail to comply with market behavior rules, our financial condition, cash flows and results of operations could be materially and adversely affected.
●	Increased regulation of hydraulic fracturing could result in reductions or delays in production by our customers, which could reduce the throughput on our gathering and processing systems and the number of wells for which we provide water handling services, which could adversely impact our revenues.
●	Our operations are subject to a series of risks related to climate that could result in increased operating costs, limit the areas in which our customers may conduct oil and gas exploration and production activities, and reduce demand for the services we provide.

Related Parties

●	Antero Resources owns a significant interest in us and, as a result, conflicts of interest will arise from time to time between it and us, and Antero Resources may favor their own interests to the detriment of us and our other stockholders. Additionally, Antero Resources is under no obligation to adopt a business strategy that favors us.

PART I

Items 1 and 2. Business and Properties

Overview

Antero Midstream Corporation together with its consolidated subsidiaries (“Antero Midstream,” the “Company,” “we,” “us” or “our”) is a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets that primarily service Antero Resources’ production and completion activity in the Appalachian Basin located in West Virginia and Ohio. Our assets consist of gathering systems and compression facilities, water handling and blending facilities and interests in processing and fractionation plants. We conduct our operations and own our operating assets and ownership interests in the Joint Venture and Stonewall through Antero Midstream Partners and its subsidiaries, all of which are wholly-owned. Additionally, Antero Resources has a 29% ownership interest in us as of December 31, 2025. Unless expressly stated otherwise, the operating and financial information presented in this Annual Report on Form 10-K does not give effect to the HG Acquisition or the Utica Shale Divestiture.

Business Strategy and Competitive Strengths

Experienced Management Team

Our management team has worked together for many years and has established a successful track record of developing integrated business models that are capable of delivering consistent returns on invested capital. We intend to leverage our management team’s significant industry expertise and experience developing natural gas resource plays to continue building out our premier midstream system.

Fixed Fee Business with Long-Term Contracts

We provide gathering, compression, processing, fractionation and integrated water services to Antero Resources under long-term, fixed-fee and cost of service fee contracts with certain minimum volume commitments, limiting our direct exposure to commodity price risk. We have agreements in place to provide gathering and compression services through 2038 and water services through 2035.

Integrated Business Model

We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Appalachian Basin. Our significant investment in West Virginia and Ohio infrastructure makes us well positioned to expand our operations in a capital efficient manner.

Disciplined Capital Investment

We utilize a flexible, just-in-time capital budgeting approach through integrated planning with Antero Resources, which allows us to avoid long lead-times in our capital investments in order to maximize our asset utilization and returns on invested capital.  We believe this just-in-time capital investment approach is unique to Antero Midstream and allows us to generate consistent free cash flow.

Strong Balance Sheet and Sustainable Leverage Profile

We are focused on maintaining a strong balance sheet, which includes maintaining a sustainable leverage profile.  In recent years, we have significantly reduced our leverage profile and will prioritize it on an ongoing basis.

Operating Segments

Our operations are located in the United States and are organized into two reportable segments: (1) gathering and processing and (2) water handling. Financial information for our reportable segments is located under Note 17—Reportable Segments to our consolidated financial statements.

Acquisitions and Divestiture

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Energy II Midstream Holdings, LLC (“HG Midstream”) from HG Energy II LLC (“HG Energy”) for cash consideration of $1.1 billion, subject to the terms and conditions thereof. The HG Acquisition includes gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. Pursuant to the same agreement, Antero Resources agreed to acquire 100% of the issued and outstanding equity interests of HG Energy II Production Holdings, LLC (“HG Production”) from HG Energy for total cash consideration of $2.8 billion, subject to the terms and conditions thereof (the “HG Upstream Acquisition”). The HG Upstream Acquisition includes approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. These acquisitions closed on February 3, 2026. See Note 3—Transactions to our consolidated financial statements for additional information.

Summit Asset Acquisition

On May 1, 2024, we acquired certain Marcellus Shale gas gathering and compression assets from Summit Midstream Partners, LP (NYSE: SMLP) (“Summit”) for $70 million in cash, before closing adjustments, with an effective date of April 1, 2024. The acquired assets include 48 miles of high pressure gathering pipelines and two compressor stations with 100 MMcf/d of compression capacity. These assets were already interconnected to our low pressure and high pressure gas gathering systems at the time of acquisition and service Antero Resources’ production. Currently, we do not expect to make any significant capital investments related to the acquired assets. See Note 3—Transactions to our consolidated financial statements for additional information.

Utica Shale Divestiture

On December 5, 2025, we entered into a definitive agreement with two third-party buyers (collectively, the “Buyer Parties”) to sell substantially all of our Utica Shale midstream assets located in Ohio (the “Utica Shale Property and Equipment”), for aggregate cash consideration of $400 million, subject to the terms and conditions thereof. The Utica Shale Property and Equipment includes 118 miles of gathering pipelines, 0.7 Bcfe/d of compression capacity, 85 miles of water pipelines and 12 water impoundments with storage capacity of approximately 2 million barrels. The Utica Shale Divestiture is expected to close in February 2026, subject to the satisfaction of certain customary closing conditions. See Note 3—Transactions to our consolidated financial statements for additional information.

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

The following table provides information regarding our gathering and processing systems and water handling systems as of December 31, 2025:

	Gathering and Processing Systems			Water Handling Systems
	Low Pressure	High Pressure	Compression	Buried	Surface
	Pipeline	Pipeline	Capacity	Water Pipeline	Water Pipeline
	(miles)	(miles)	(Bcf/d)	(miles)	(miles)
Appalachian Basin	426	305	4.8	236	187

During the year ended December 31, 2025, we added 13 miles of low pressure pipeline, 10 miles of high pressure pipeline, three miles of buried water pipeline and 24 miles of surface water pipeline in the Appalachian Basin. In addition, our compression capacity increased by 0.2 Bcf/d during the year ended December 31, 2025 as a result of our program to repurpose underutilized compressor units to expand existing or construct new compressor stations. As of December 31, 2025, we had 33 water impoundments with storage capacity of approximately 5 million barrels. Additionally, we built water blending and storage infrastructure to support other fluid handling services that we provide to Antero Resources for well completion and production activities. We also own water treatment assets, including the Antero Clearwater Facility (the “Clearwater Facility”), which we idled in September 2019. Since idling the Clearwater Facility, we have satisfied our obligation to handle Antero Resources’ flowback and produced water through our other fluid handling services.

Our Relationship with Antero Resources

Antero Resources is our most significant customer and is one of the largest producers of natural gas and NGLs in North America. As of December 31, 2025, substantially all of Antero Resources’ approximate 566,000 gross acres (537,000 net acres) are dedicated to us for gathering, compression and water services. During the year ended December 31, 2025, Antero Resources produced, on average, 3.4 Bcfe/d net (36% liquids). As of December 31, 2025, Antero Resources’ estimated net proved reserves were 19.1 Tcfe, which were comprised of 61% natural gas, 38% NGLs and 1% oil. Antero Resources has a vast drilling inventory of horizontal well locations in the Appalachian Basin (all of which are on acreage dedicated to us) for gathering and compression and water handling services, which provides us with significant opportunities for growth as Antero Resources’ active development program continues.

Antero Resources announced its 2026 drilling and completion budget is $1.0 billion to $1.2 billion, and includes plans to complete 70 to 80 net horizontal wells in the Appalachian Basin. In addition, Antero Resources’ 2026 capital budget includes $100 million for leasehold expenditures, all of which will be dedicated to us. Antero Resources’ 2026 capital budget reflects the closing of the HG Upstream Acquisition on February 3, 2026 and assumes the closing of the divestiture of its Utica Shale oil and gas assets during February 2026. Antero Resources relies significantly on us to deliver the midstream infrastructure necessary to accommodate its development program. For additional information regarding our contracts with Antero Resources, see “—Operational and Managerial Arrangements with Antero Resources.”

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

Operational and Managerial Arrangements with Antero Resources

Gathering and Compression

Our gathering and compression service agreements with Antero Resources include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019 (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement acquired with the Crestwood Equity Partners LP (“Crestwood”) assets (the “Marcellus gathering and compression agreement”), (iii) a compression agreement acquired with the EnLink Midstream LLC (NYSE: ENLC) (“EnLink”) assets (the “Utica compression agreement”) and (iv) a gathering and compression agreement acquired with the Summit assets (the “Mountaineer gathering and compression agreement,” and together with the 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Utica compression agreement, the “gathering and compression agreements”). See Note 3—Transactions and Note 6—Revenue to our consolidated financial statements for additional information. Pursuant to these gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to us for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has two acreage dedications, one of which expired in 2024 and one that expires in 2030. Upon expiration of the Marcellus gathering and compression agreement, the Utica compression agreement and the Mountaineer gathering and compression agreement, we will continue to provide gathering and compression services under the 2019 gathering and compression agreement. We also have an option to gather and compress natural gas produced by Antero Resources on any undedicated acreage it acquires in the future outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement. The Utica compression agreement is included in the Utica Shale Divestiture.

Under the gathering and compression agreements, we receive a low pressure gathering fee per Mcf, a high pressure gathering fee per Mcf and a compression fee per Mcf, as applicable, subject to annual CPI-based adjustments. We intend to make certain modifications to our existing commercial arrangements with Antero Resources to provide for on-pad compression with respect to certain wells. If and to the extent Antero Resources requests that we construct new low pressure lines, high pressure lines and/or compressor stations, our 2019 gathering and compression agreement contains options at our election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows us to earn a 13% rate of return on such new construction over seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of December 31, 2025, the minimum volume commitments for the 2019 gathering and compression agreement end in 2035, and the minimum gathering and compression fees for the Mountaineer gathering and compression agreement end in 2026. As of January 1, 2025, there were no minimum volume commitments under the Marcellus gathering and compression agreement. Additional gathering lines and compressor stations installed on our own initiative are not subject to these minimum volume commitments or cost of service fee options. These minimum volume commitments and rate of return options are intended to support the stability of our cash flows.

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

We intend to make certain modifications to our water services agreement to provide a transition period through 2026 before certain water services would be provided to Antero Resources for the assets acquired from HG Production.

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

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in November 2021, PHMSA issued a final rule that imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. In August 2022, PHMSA finalized the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments,” which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs and strengthened integrity management assessment requirements, among other items. However, in August 2024, the U.S. Court of Appeals for the D.C. Circuit vacated various aspects of the 2022 rule. Additionally, in April 2024, PHMSA promulgated a final rule that amended Federal pipeline safety regulations to incorporate more than 20 new or updated voluntary, consensus industry technical standards to allow pipeline operators to use current technologies and improved materials. Further, in January 2025, PHMSA finalized a rule that enhances the safety requirements for gas distribution pipelines and requires updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals and other safety practices. However, the Trump administration withdrew the final rule shortly thereafter, and, accordingly, it has not been codified. These new and any future regulations adopted by PHMSA have imposed and may impose more stringent requirements applicable to integrity management programs and other pipeline safety aspects of our operations, which could cause us to incur increased capital and operating costs and operational delays.

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

Water Discharges

The Federal Water Pollution Control Act, also known as the Clean Water Act (the “CWA”), and comparable state laws impose restrictions and strict controls regarding the discharge of pollutants, including produced waters and other oil and natural gas wastes, into waters of the United States (“WOTUS”). The discharge of pollutants into regulated waters is prohibited, except in accordance with the terms of a permit issued by the EPA or the state. The discharge of dredge and fill material in regulated waters, including wetlands, is also prohibited, unless authorized by a permit issued by the U.S. Army Corps of Engineers (the “Corps”). These laws and any implementing regulations provide for administrative, civil and criminal penalties for any unauthorized discharges of oil and other substances in reportable quantities and may impose substantial potential liability for the costs of removal, remediation and damages. The scope of regulated waters has been subject to substantial controversy and uncertainty, with the Corps and EPA pursuing several rulemakings since 2015 to attempt to define the scope of WOTUS. In September 2023, the EPA issued a WOTUS rule that is currently only implemented in 24 states due to ongoing litigation. However, in November 2025, the EPA and the Corps proposed a rule to further update and narrow the September 2023 definition of WOTUS, guided by the Sackett v. EPA decision. To the extent any judicial ruling, administrative rulemaking, or other action further changes the scope of the CWA’s jurisdiction in areas where we operate, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Separately, we rely on the Corps’ CWA Section 404 Nationwide Permit (“NWP”) 12. The NWP process relies upon the CWA Section 401 certification process. In September 2023, the EPA published a rule finalizing its CWA Section 401 Water Quality Certification Improvement Rule, effective November 2023, but shortly thereafter, several states challenged the rule. Litigation is ongoing. In January 2026, the EPA published a proposed rule revising its regulations governing Water Quality Certifications. While the full extent and impact of these actions is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. However, we cannot predict what, when, or how the Trump administration may take action with respect to any of these regulations. As a result, there is significant uncertainty with respect to wetlands regulations under the CWA at this time.

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

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of air pollutants from various industrial sources, including natural gas processing plants and compressor stations, and also impose various emission limits, operational limits and monitoring, reporting and recordkeeping requirements on air emission sources. Failure to comply with these requirements could result in monetary penalties, injunctions, conditions or restrictions on operations and potentially criminal enforcement actions. These laws are frequently subject to change. In 2020, the Trump administration maintained the National Ambient Air Quality Standard (“NAAQS”) for ozone at 70 parts per billion for both the eight-hour primary and secondary standards. We cannot predict what further actions, if any, and on what timeline, the Trump administration may take with respect to these regulations. Several EPA new source performance standards (“NSPS”), and national emission standards for hazardous air pollutants (“NESHAP”), also apply to our facilities and operations. These NSPS and NESHAP standards impose emission limits and operational limits as well as detailed testing, recordkeeping and reporting requirements on the “affected facilities” covered by these regulations. Several of our facilities are “major” facilities requiring Title V operating permits which impose semi-annual reporting requirements. However, the EPA has recently announced plans to reconsider many of these rules under the Trump administration’s deregulatory agenda and has, in the meantime, extended various compliance deadlines.

Regulation of “Greenhouse Gas” Emissions

The EPA under previous presidential administrations has adopted regulations under existing provisions of the CAA that, among other things, establish Prevention of Significant Deterioration (“PSD”), pre-construction permits, and Title V operating permits for GHG emissions from certain large stationary sources that are already potential major sources of criteria pollutant emissions regulated under the statute. Under these regulations, facilities required to obtain PSD permits must meet “best available control technology” standards for their GHG emissions established by the states or, in some cases, by the EPA, for those emissions. The EPA has also adopted rules requiring the monitoring and reporting of GHG emissions from specified sources in the United States, including, among others, certain onshore oil and natural gas processing and fractionating facilities. Although the EPA has proposed to delay GHG reporting for the oil and gas sector until 2034, and to otherwise repeal GHG reporting requirements for other sectors, we cannot predict whether these efforts will ultimately be successful or that GHG reporting will not be required again in the future. Existing climate change-related regulation has already become a focus of the Trump administration. President Trump has signed several Executive Orders rescinding many of the previous administration’s Executive Orders and associated climate-related initiatives. President Trump’s directives included, amongst others, directing the EPA to reconsider its 2009 endangerment findings relating to GHGs, which provides regulatory justification for federal GHG permitting and methane emission control requirements, and directing the EPA to reconsider its use of Social Cost of GHG estimates in federal permitting decisions. To that end, in March 2025, the EPA announced formal reconsideration of both the Social Cost of GHG estimates and the 2009 endangerment finding and, in July 2025, released a proposal to rescind the latter. We cannot predict the ultimate impact of these actions or any similar future changes on our business or results of operations.

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. However, in March 2025, the EPA announced plans to reconsider OOOOb and OOOOc, in line with the Trump administration’s deregulatory agenda. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas source remains pending.

In August 2022, the IRA 2022 was signed into law, which appropriated significant federal funding for renewable energy initiatives and imposed a federal fee on excess methane emissions from certain oil and gas facilities. On November 12, 2024, the EPA finalized a rule requiring oil and gas facilities that emit more than 25,000 metric tons of CO2 per year to pay a set fee per metric ton of methane emissions that exceed statutory thresholds. However, in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, under the One Big Beautiful Bill Act (the “OBBB”), Congress delayed the implementation of the methane emissions fee until 2034. Compliance with the methane emissions fee and other air pollution control and permitting requirements could increase our operating costs and accelerate the transition away from oil and natural gas, which could in turn adversely affect our business and results of operations, as well as those of our customers. Moreover, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given that the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states have separately imposed their own regulations on methane emissions from oil and gas production activities. To the extent not timely repealed or modified by the Trump administration, these rules could impose new compliance costs and permitting burdens on natural gas operations. We cannot predict when or whether the administration may take further actions, or the resulting impact on our business operations.

Since 2017, we have published an annual ESG report, which highlights our most significant environmental program improvements and initiatives. As highlighted in this report, our methane leak loss rate in 2024 was 0.033%, which was calculated in accordance with OneFuture, a voluntary industry partnership focused on reducing methane emissions from the natural gas sector, well below the OneFuture voluntary industry target of 1%.

During 2025, our GHG/methane emission reduction efforts included the following activities:

●	Conducted quarterly facility LDAR inspections on all of our compressor stations.
●	Installed pigging blowdown capture systems at one compressor station and one pipeline interchange.
●	Continued implementation of a double-pig capture process that reduces the frequency of pig receiver blowdowns, which has the effect of reducing emissions and improving labor efficiency.
●	Continued deployment of a technology that was successfully field pilot tested with a major engine manufacturer to reduce total carbon emissions while increasing the efficiency of the engine by adding additional horsepower.
●	Continued to shepherd patent pending technology that passed proof of concept examination for hydraulic emission displacement designed to eliminate GHG emissions from pipeline maintenance activities.
●	Utilized our ESG Advisory Council together with our GHG/Methane Reduction Team to manage the identification, evaluation, monitoring, mitigation and adaptation, as applicable, of risks and opportunities related to the environment.
●	Maintained our marginal abatement cost curve (“MACC”) to effectively and systematically model emission reduction projects across our operations. Our MACC process is instrumental in evaluating the capital improvements required to achieve our emissions goals.

We continue to assess various opportunities for emission reductions. However, we cannot guarantee that we will be able to implement any of the opportunities that we may review or explore. For any such opportunities that we do choose to implement, we cannot guarantee that we will be able to implement them within a specific timeframe or across all operational assets, or their ultimate effectiveness. We did not have any material capital or other non-recurring expenditures in complying with environmental laws or environmental remediation matters in 2025. However, we cannot guarantee that we will not incur material costs related to compliance with or liability under environmental laws and regulations in the future. For risks and uncertainties related to sustainability matters, see “Item 1A. Risk Factors—Business Operations—Sustainability matters and conservation measures may adversely impact our business.”

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

Additionally, our access to capital may be impacted by climate risk policies. Financial institutions may adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry, although this trend has generally been decreasing. To the extent implemented or pursued, such policies and commitments could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services.

In addition, some states have adopted or are considering adopting laws requiring the disclosure of climate-related risks. Lawsuits have been filed challenging the implementation of these laws, but we cannot predict the outcome of these suits at this time. Compliance with these laws, to the extent implemented and applicable to us, may result in additional costs related to disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate-related disclosure requirements could lead to reputational or other harm, and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

All of our executive officers and other personnel who provide corporate, general and administrative services to our business are, when providing services to us, concurrently employed by Antero Resources and us pursuant to the terms of a services agreement. In addition, our operational personnel are seconded to us by Antero Resources pursuant to the terms of a secondment agreement and individuals are concurrently employed by Antero Resources and us during such secondment. As of December 31, 2025, 632 people were concurrently employed by us and Antero Resources pursuant to these arrangements.  We and Antero Resources consider our relations with these employees to be generally good.

Total Rewards

We have demonstrated a history of investing in our workforce by offering competitive salaries, fair living wages and comprehensive benefits.  To foster a stronger sense of ownership and align the interests of our personnel with shareholders, we provide long-term incentive programs that include restricted stock units, performance share units and cash awards.  Additionally, we offer short-term cash incentive programs, which are discretionary and are based on individual and company performance factors, among others.  Furthermore, we offer comprehensive benefits to our full-time employees working 30 hours or more per week.  To be an employer of choice and maintain the strength of our workforce, we consistently assess the current business environment and labor market to refine our compensation and benefits programs and other resources available to our personnel.  Among other benefits, these include:

●	comprehensive health insurance, including vision and dental; we have not increased employee premiums in over 18 years;
●	employee Health Savings Accounts, including contributions to these accounts by us;
●	401(k) retirement savings plan with discretionary contribution matching opportunities;
●	competitive paid time off and sick leave programs;
●	paid parental leave;
●	student loan repayment matching opportunities; and
●	wellness support benefits including an employee assistance program, short-term and long-term disability coverage and gym membership and/or fitness subscription reimbursement, among others.

Role Based Support

We support our employees’ professional development. To help our personnel succeed in their roles, we emphasize continuous formal and informal training, developmental and educational opportunities. We also assist employees with the cost of such educational pursuits through our student loan repayment matching program. Additionally, we have a robust performance evaluation program, which includes tools to facilitate goals and career progression.

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

See Item 1A, “Risk Factors” in Antero Resources’ Annual Report on Form 10-K for the year ended December 31, 2025 (which is not, and shall not be deemed to be, incorporated by reference herein) for a full disclosure of the risks associated with Antero Resources’ business.

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

The first of month prices for NYMEX Henry Hub natural gas ranged from a high of $4.42 per MMBtu to a low of $2.84 per MMBtu in 2025, and the calendar month average prices for NYMEX West Texas Intermediate crude oil ranged from a high of $75.10 per barrel to a low of $57.87 per barrel during the same period. Natural gas prices were substantially higher in 2025 than they were in 2024, while oil prices decreased substantially in 2025 as compared to 2024. The markets for these commodities have historically been volatile, and these markets will likely continue to be volatile in the future. In addition, the market price for natural gas in the Appalachian Basin continues to be lower relative to NYMEX Henry Hub as a result of the significant increases in the supply of natural gas in the Appalachian region in recent years. Because Antero Resources’ production and reserves predominantly consist of natural gas and NGLs (61% and 38% of equivalent proved reserves, respectively), changes in natural gas and NGLs prices have a significantly greater impact on Antero Resources’ financial results than oil prices. NGLs are made up of ethane, propane, isobutane, normal butane and natural gasoline, all of which have different uses and different pricing characteristics, which adds further volatility to the pricing of NGLs. Due to the volatility of commodity prices, we are unable to predict future potential movements in the market prices for natural gas, oil and NGLs at Antero Resources’ ultimate sales points and, thus, cannot predict the ultimate impact of prices on our operations.

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

The construction of gathering pipelines, compressor stations, processing and fractionation facilities and water handling assets is subject to construction cost overruns due to costs and availability of equipment and materials such as steel. If third-party providers of steel products essential to our capital improvements and additions are unable to obtain raw materials, including steel, at historical prices, they may raise the price we pay for such products.

Price increases for materials used in the construction of our assets, including as a result of tariffs, supply chain disruptions, or inflation of prices for commodities, materials, products and shipping, may result in increased costs associated with the continued build-out of our assets, as well as projects under development. Because we generate substantially all of our revenue under agreements with Antero Resources that provide for fixed fee structures, we will generally be unable to pass these cost increases along to our customers, and our income from operations and cash flows may be adversely affected.

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

Sustainability matters and conservation measures may adversely impact our business.

Stakeholder attention to climate risks, societal expectations on companies related to climate risks, investor, regulatory, and societal expectations regarding voluntary and mandatory sustainability disclosures, and consumer demand for alternative forms of energy, may result in increased costs, reduced demand for our products, reduced profits, increased investigations and litigation and negative impacts on our stock price and access to capital markets. Any increased attention to climate risks and environmental conservation, for example, may result in demand shifts for oil and natural gas products and additional governmental investigations and private litigation against us or our customers, including Antero Resources and, depending on the nature of the claims asserted and other factors, such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. While we may participate in various voluntary frameworks and certification programs to improve the ESG profile of our operations, we cannot guarantee that such participation or certification will have the intended results on our ESG profile.

Moreover, while we create and publish voluntary disclosures regarding sustainability matters from time to time, many of the statements in those voluntary disclosures are based on expectations and assumptions or hypothetical scenarios that may or may not be representative of current or actual risks or events or forecasts of expected risks or events, including the costs associated therewith. Mandatory sustainability-related disclosure is also evolving as an area where we may be, or may become, subject to required disclosures in certain jurisdictions, depending on our purported nexus to such jurisdictions and any such mandatory disclosures may similarly necessitate the use of hypothetical, projected or estimated data, some of which is not controlled by us and is inherently subject to imprecision. Disclosures reliant upon such expectations and assumptions or hypothetical scenarios are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved and the lack of an established approach to identifying, measuring and reporting on many sustainability matters.  In addition, while we may announce various voluntary sustainability targets, including certain GHG emissions goals, such targets are aspirational. We may not be able to meet such targets in the manner or on such a timeline as initially contemplated, including, but not limited to as a result of unforeseen costs or technical difficulties associated with achieving such results.  To the extent we do meet such targets, it may be achieved through various contractual arrangements, including the purchase of various credits or offsets that may be deemed to mitigate our sustainability impact instead of actual changes in our sustainability performance. However, given uncertainties related to the use of emerging technologies, the state of markets for and the availability of verified carbon offsets, we cannot predict whether or not we will be able to timely meet these goals, if at all.  A failure or a perception of failure (whether or not valid) to pursue or implement or adequately make progress toward such sustainability strategies or achieve such sustainability goals or commitments could result in private litigation and damage to our reputation. In addition, while we may seek to purchase carbon offsets verified by reputable third parties, we cannot guarantee that any carbon offsets we purchase will achieve the GHG emission reductions represented, and we could face increased costs to purchase additional carbon offsets to cover any gap or loss, particularly if carbon offset markets face capacity constraints as a result of increased demand or heightened scrutiny of their methodologies. Moreover, certain stakeholders may object to the use of offsets generally or with respect to specific transactions we engage in as to any carbon reduction benefits we may claim resulting from such offsets. Furthermore, certain jurisdictions, including California, have instituted new laws that require disclosures related to voluntary carbon offsets and similar constructs. Disclosures under these regimes are novel and it is uncertain whether any disclosures we may make in connection therewith will satisfy the laws and may lead to uncertain consequences, such as private parties criticizing such projects, whether via litigation or otherwise. While we may participate in various voluntary frameworks and certification programs to improve the sustainability profile or transparency of our operations, we cannot guarantee that such participation or certification will have the intended results on our sustainability profile. Also, despite these aspirational goals, we may receive pressure from investors, lenders or other groups to adopt more aggressive climate or other sustainability-related goals, but we cannot guarantee that we will be able to implement such goals in whole or in part because of potential costs or technical or operational obstacles.

Furthermore, our reputation, as well as our stakeholder relationships, could be adversely impacted as a result of, among other things, any failure to meet our sustainability plans or goals or stakeholder perceptions of certain statements made by us, others in our industry, our employees and executives, agents, or other third parties or public pressure from investors or policy groups to change our policies. Such statements with respect to sustainability matters are becoming increasingly subject to heightened scrutiny from public and governmental authorities, as well as other parties, related to the risk of potential “greenwashing,” i.e., misleading information or false claims overstating potential sustainability benefits. Additionally, certain employment practices and social initiatives are the subject of scrutiny by both those calling of the continued advancement of such policies, as well as those who believe they should be curbed, including government actors, and the complex regulatory and legal frameworks applicable to such initiatives continue to evolve. We cannot be certain of the impact of such regulatory, legal and other developments on our business. More recent political developments could mean that we face increasing criticism or litigation risks from certain “anti-ESG” parties, including various governmental agencies. Such sentiment may focus on our environmental commitments or our pursuit of certain employment practices or social initiatives that are alleged to be political or polarizing in nature or are alleged to violate laws based, in part, on changing priorities of, or interpretations by, federal agencies or state governments. Consideration of sustainability and social-related factors in our decision making could be subject to increasing scrutiny and objection from such anti-ESG parties. As a result, we may face increased litigation risks from private parties and governmental authorities related to our sustainability efforts. Moreover, any alleged claims of greenwashing against us or others in our industry may lead to negative sentiment towards our company or industry. To the extent that the Company is unable to respond timely and appropriately to any negative publicity, our reputation could be harmed. Damage to our overall reputation could have a negative impact on our financial results and require additional resources for the Company to rebuild its reputation.

In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings and proxy voting recommendations processes for evaluating companies on their approach to sustainability matters. Such ratings, proxy advisory services, and reports may be used by some investors to inform their investment and voting decisions. While such ratings do not impact all investors’ investments or voting decisions, unfavorable sustainability ratings and recent activism directed at shifting funding away from companies with energy-related assets could lead to increased negative investor sentiment toward us, Antero Resources and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital. Also, certain institutional lenders may decide not to provide funding for oil and natural gas companies or the corresponding infrastructure projects based on climate related concerns, which could affect our access to capital for potential growth projects. Moreover, to the extent sustainability matters negatively impact our reputation, we may not be able to compete as effectively or recruit or retain employees, which may adversely affect our operations. Such sustainability matters may also impact Antero Resources and our customers, which may adversely impact our business, financial condition or results of operations.

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

An impairment of our assets, including property and equipment and/or intangible assets could reduce our earnings.

GAAP requires us to test certain assets for impairment on either an annual basis or when events or circumstances occur which indicate that the carrying value of such assets might be impaired. The outcome of such testing could result in impairments of our assets, including property and equipment and/or intangible assets. Additionally, any asset monetizations could result in impairments if any assets are sold or otherwise exchanged for amounts less than their carrying value. If we determine that an impairment has occurred, we would be required to take an immediate noncash charge to earnings. During the year ended December 31, 2025, we reduced the carrying value of the Utica Shale Property and Equipment to the estimated selling price less costs to sell and recorded a loss on long-lived assets of $87 million in our consolidated statements of operations and comprehensive income.

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

The provisions of the Credit Facility and the indentures governing our senior notes may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of the Credit Facility or the indentures governing our senior notes could result in a default or an event of default that would restrict our ability to access loans under our Credit Facility and could enable our lenders or noteholders to declare the outstanding principal of that debt, together with accrued and unpaid interest, to be immediately due and payable. If our obligations to repay our debt are accelerated, our assets may be insufficient to repay such debt in full, and you could experience a partial or total loss of your investment. See Note 9—Long-Term Debt to our consolidated financial statements for additional information.

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

Our business and operating results can be harmed by factors such as the availability, terms of and cost of capital, increases in interest rates or a reduction in credit rating. These changes could cause our cost of doing business to increase, limit our ability to pursue growth opportunities, reduce cash flow used for our services and place us at a competitive disadvantage. For example, during 2025, we had average outstanding borrowings under the Credit Facility of $463 million, and the impact of a 1.0% increase in interest rates on this amount of indebtedness would result in increased interest expense for that period of $5 million and a corresponding decrease in our cash flows and net income before the effects of income taxes. Disruptions and volatility in the global financial markets may lead to a contraction in credit availability impacting our ability to finance our operations. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to carry out our business plan.

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

Acquisitions and Divestitures

We may not achieve the intended benefits of the HG Acquisition, and the HG Acquisition may disrupt our existing plans or operations.

There can be no guarantee that we will be able to successfully integrate the assets and operations to be acquired in, or otherwise realize the expected benefits of, the HG Acquisition. Difficulties in integrating the assets acquired in the HG Acquisition may result in operational and other challenges, including the diversion of management’s attention from ongoing business concerns; the diversion of resources to integration processes; the retention of existing business and operational relationships, including customers, suppliers and other counterparties; the attraction of new business and operational relationships; the possibility of faulty assumptions underlying expectations regarding integration processes and associated expenses; the elimination of duplicative corporate or operational processes; as well as unanticipated issues in integrating certain systems, including internal controls over financial reporting and disclosure controls and procedures. An inability to realize the full extent of the intended benefits of the HG Acquisition, and any delays encountered in the integration process, could have an adverse effect on our revenues and level of expenses and results of operations. In addition, the integration may result in additional or unforeseen expenses. Although we expect the strategic benefits to offset incremental transaction-related costs over time, if we are not able to adequately and effectively address integration challenges, we may be unable to successfully integrate operations or realize anticipated benefits of the integration.

We may not complete the Utica Shale Divestiture within the anticipated timeframe or at all.

The completion of the Utica Shale Divestiture is subject to a number of conditions. The failure to satisfy all of the required conditions could delay the completion of the Utica Shale Divestiture for a significant period of time or prevent it from occurring at all. A delay in completing the Utica Shale Divestiture could cause us to realize some or all of the benefits later than we otherwise expect to realize them if the Utica Shale Divestiture was successfully completed within the anticipated timeframe, which could result in additional transaction costs or in other negative effects associated with uncertainty around completion of the divestiture.

Notwithstanding the due diligence investigation that we performed in connection with our entry into the definitive agreement to purchase HG Midstream, HG Midstream may have liabilities, losses or other exposures for which we do not have adequate insurance coverage or other protection.

While we performed due diligence on HG Midstream prior to our entry into the definitive agreement to purchase HG Midstream, we are dependent on the accuracy and completeness of statements and disclosures made or actions taken by HG Midstream and its representatives when conducting due diligence and evaluating the results of such due diligence. We do not control and may be unaware of activities of HG Midstream prior to the completion of the HG Acquisition, including intellectual property and other litigation, claims or disputes, information security vulnerabilities, violations of laws, policies, rules and regulations, commercial disputes, tax liabilities and other known and unknown liabilities.

With the consummation of the HG Acquisition, the liabilities of HG Midstream, including contingent liabilities, will be consolidated with our liabilities for purposes of financial reporting. HG Midstream may have unknown liabilities which we will be responsible for following the consummation of the HG Acquisition. If HG Midstream’s liabilities are greater than expected, or if there are obligations of HG Midstream of which we are not aware, our business could be materially and adversely affected. We do not have indemnification rights from the current owners of HG Midstream for defects and liabilities associated with the acquired assets and instead will rely on a limited representation and warranty insurance policy, which we have obtained. Such insurance is subject to exclusions, policy limits and certain other customary terms and conditions. If we are responsible for liabilities not covered by representation and warranty insurance, we could suffer consequences that could have a material adverse effect on our financial condition and results of operations.

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

In addition, new or additional regulations, new interpretations of existing requirements or changes in our operations could also trigger the need for Environmental Assessments or more detailed Environmental Impact Statements under the National Environmental Policy Act (“NEPA”) and analogous state laws, or that impose new permitting requirements on our operations could result in increased costs or delays of, or denial of rights to conduct, our development programs. For instance, there have been several recent developments regarding the NEPA regulatory regime. Most recently, following a Trump administration Executive Order, in February 2025, the White House’s Council on Environmental Quality (“CEQ”) released an interim final rule rescinding its regulations implementing NEPA. Federal agencies have begun the process of preparing their own new or updated NEPA-implementing rules or guidelines, with the first batch of updates released in July 2025. In May 2025, the Supreme Court issued its opinion in Seven County Infrastructure Coalition v. Eagle County, emphasizing the “substantial judicial deference” that courts must grant agencies when considering NEPA challenges. And, in September 2025, CEQ issued new guidance to federal agencies implementing NEPA encouraging them to limit their NEPA reviews, rely more heavily on sponsor-prepared documents, and streamline the NEPA process. The full impact of these developments remains unclear at this time, but any disruption in our ability to obtain permits could result in costs that could have a material adverse effect on our business, financial condition and results of operations.

Further, in April 2020, the federal district court for the District of Montana determined that the CWA Section 404 NWP 12 failed to comply with consultation requirements under the federal Endangered Species Act. The district court vacated NWP 12 and enjoined the issuance of new authorizations for oil and gas pipeline projects. While the district court’s order has subsequently been limited to the particular pipeline in that case pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. Relatedly, in response to the vacatur, the Corps reissued NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, an October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the CWA Section 401 certification process. The U.S. Supreme Court has since stayed this vacatur and the EPA published a rule to update and replace the relevant regulations in September 2023. Several states challenged the rule. In January 2026, the EPA published a proposed rule revising its regulations governing the CWA Section 401 certification process. Additionally, in March 2022, the Corps announced that it was seeking stakeholder input on a formal review of NWP 12. While the full extent and impact of these developments is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps. This in turn could have an adverse effect on our business, financial condition and results of operation.

Separately, the definition of WOTUS has been subject to substantial controversy, with the Corps and EPA pursuing several WOTUS rulemakings since 2015. In September 2023, the EPA issued a WOTUS rule that is currently only implemented in 24 states due to ongoing litigation. However, in November 2025, the EPA and the Corps proposed a rule to further update and narrow this September 2023 definition of WOTUS, guided by the Sackett v. EPA decision. To the extent any judicial ruling, administrative rulemaking, or other action further changes the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas. Such potential regulations or litigation could increase our operating costs, reduce our liquidity, delay or halt our operations or otherwise alter the way we conduct our business, which could in turn have a material adverse effect on our business, financial condition and results of operations. We cannot predict what, when or how the Trump administration may take action with respect to any of these regulations. Further, any discharges of natural gas, NGLs, oil and other pollutants into the air, soil or water may give rise to significant liabilities on our part to the government and third parties. See “Item 1. Business—Regulation of Environmental and Occupational Safety and Health Matters” for a further description of laws and regulations that affect us.

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

In August 2022, President Biden signed the IRA 2022 into law. The IRA 2022 contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles and supporting infrastructure and carbon capture and sequestration, amongst other provisions. However, on January 20, 2025, President Trump issued an Executive Order directing agencies to immediately pause the disbursement of funds appropriated through the IRA 2022. The full impact of this Executive Order and related administrative actions is uncertain at this time. In addition, the IRA 2022 imposed the first ever federal fee on the emission of greenhouse gases through a methane emissions charge. The IRA 2022 amended the federal Clean Air Act to impose a fee on the emission of excess methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The EPA finalized a rule implementing this charge in November 2024; however, in February 2025, Congress repealed the rule under the Congressional Review Act. Additionally, under the OBBB, Congress delayed the implementation of the methane emissions charge until 2034. Compliance with the methane emissions charge and other air pollution control and permitting requirements could impose additional costs on our operations and reduce demand for oil and natural gas. Consequently, this could adversely affect our business and results of operations and those of our customers. We cannot predict what, when, or how the Trump administration or Congress may take further actions to rollback or otherwise revise existing laws, rules, or regulations or the ultimate impact such changes may have on our business operations.

Our operations are subject to a series of risks related to climate that could result in increased operating costs, limit the areas in which our customers may conduct oil and gas exploration and production activities, and reduce demand for the services we provide.

Climate risks continue to attract considerable attention in the United States and in foreign countries. In the United States, no comprehensive climate legislation has been implemented at the federal level. Federal regulators, state and local governments and private parties have taken (or announced that they plan to take) actions that have or may have a significant influence on our operations. The EPA has adopted regulations under existing provisions of the federal CAA that, among other things, establish PSD construction and Title V operating permit reviews for certain large stationary sources that are already potential major sources of certain principal, or criteria, pollutant emissions. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards that will be established by the states or, in some cases, by the EPA for those emissions. These EPA rules could adversely affect our operations and restrict or delay our ability to obtain air permits for new or modified sources. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHG emissions from specified onshore and offshore oil and gas production sources in the United States on an annual basis, which include certain of our operations. Although the EPA has proposed to delay GHG reporting for the oil and gas sector until 2034, and to otherwise repeal GHG reporting requirements for other sectors, we cannot predict whether these efforts will ultimately be successful or that GHG reporting will not be required again in the future. Existing climate change-related regulation have been a focus of the Trump administration. On his first day in office, President Trump signed several Executive Orders rescinding many of the previous administration’s Executive Orders and associated climate-related initiatives. President Trump’s directives included, amongst others, directing the EPA to reconsider its 2009 endangerment findings relating to GHGs, which provides regulatory justification for federal GHG permitting and methane emission control requirements, and directing the EPA to reconsider its use of Social Cost of GHG estimates in federal permitting decisions. To that end, in March 2025, the EPA announced formal reconsideration of both the Social Cost of GHG estimates and the 2009 endangerment finding and, in July 2025, released a proposal to rescind the latter. We cannot predict the ultimate impact of these actions or any similar changes on our business or results of operations.

The federal regulation of methane from oil and gas facilities has been subject to substantial uncertainty in recent years. In December 2023, the EPA finalized more stringent methane rules for new, modified, and reconstructed facilities, known as OOOOb, as well as standards for existing sources for the first time ever, known as OOOOc. However, in March 2025, the EPA announced plans to reconsider OOOOb and OOOOc, in line with the Trump administration’s deregulatory agenda. Additionally, in November 2025, the EPA finalized an interim rule extending the compliance deadlines for certain provisions provided in OOOOb and OOOOc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending. We cannot predict what additional actions the Trump administration may take or how they may affect our business operations. However, failure to comply with these CAA requirements can result in the imposition of substantial fines and penalties as well as costly injunctive relief. Given the long-term trend toward increasing regulation, future federal GHG regulations of the oil and gas industry remain a possibility, and several states, including West Virginia and Ohio, have separately imposed their own regulations on methane emissions from oil and gas production activities.

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

Additionally, companies in the oil and natural gas industry may be exposed to increasing financial risks. Financial institutions, including investment advisors and certain sovereign wealth, pension and endowment funds, may elect in the future to shift some or all of their investment into non-oil and natural gas related industries. Certain institutional lenders who provide financing to oil and natural gas companies have also become more attentive to lending practices, and some of them may elect in future not to provide funding for oil and natural gas companies, although this trend has been decreasing. To the extent implemented or pursued, such policies and commitments could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. There is also a risk that financial institutions will be required to adopt policies that have the effect of reducing the funding provided to the oil and natural gas industry. While we cannot predict how or to what extent sustainable lending and investment practices may impact our operations, a material reduction in the capital available to the oil and natural gas industry could make it more difficult to secure funding for exploration, development, production, transportation and processing activities, which could result in decreased demand for our midstream services.

In addition, in October 2023, some states have adopted or are considering adopting laws requiring the disclosure of climate-related risks. Lawsuits have been filed challenging the implementation of one of these laws, but we cannot predict the outcome of these suits at this time. Compliance with these laws, to the extent implemented and applicable to us, may result in additional costs related to disclosure requirements as well as increased costs of and restrictions on access to capital. Separately, enhanced climate related disclosure requirements could lead to reputational or other harm and could also increase our litigation risks relating to statements alleged to have been made by us or others in our industry regarding climate risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

Following legislation enacted by Congress, PHMSA has issued or proposed regulations that either seek to impose new obligations on pipeline operations or expand existing pipeline safety requirements to previously unregulated pipelines. For example, in November 2021, PHMSA issued a final rule that imposes safety regulations on approximately 400,000 miles of previously unregulated onshore gas gathering lines that, among other things, will impose criteria for inspection and repair of fugitive emissions, extend reporting requirements to all gas gathering operators and apply a set of minimum safety requirements to certain gas gathering pipelines with large diameters and high operating pressures. In August 2022, PHMSA finalized the rule entitled “Pipeline Safety: Safety of Gas Transmission Pipelines, Repair Criteria, Integrity Management Improvements, Cathodic Protection, Management of Change and Other Related Amendments” which adjusted the repair criteria for pipelines in HCAs, created new criteria for pipelines in non-HCAs and strengthened integrity management assessment requirements, among other items. However, in August 2024, the U.S. Court of Appeals for the D.C. Circuit vacated various aspects of the 2022 rule. In April 2024, PHMSA promulgated a final rule that amended Federal pipeline safety regulations to incorporate more than 20 new or updated voluntary, consensus industry technical standards to allow pipeline operators to use current technologies and improved materials. In January 2025, PHMSA finalized a rule that enhances the safety requirements for gas distribution pipelines and requires updates to distribution integrity management programs, emergency response plans, operations and maintenance manuals and other safety practices. However, the Trump administration withdrew the final rule shortly thereafter, and, accordingly, it has not been codified. We do not expect our operations to be affected by these new rules or rule changes any differently than other similarly situated midstream companies. While we cannot predict the full scope of these regulations at this time, more stringent requirements may require us to incur significant costs to maintain compliance, which may have a negative impact on our business performance and results of operations.

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

We depend on the services of a relatively small group of senior management and technical personnel. We do not maintain, nor do we plan to obtain, any insurance against the loss of any of these individuals. The loss of the services of our senior management or technical personnel, including Michael N. Kennedy, Chief Executive Officer and President, could have a material adverse effect on our business, financial condition and results of operations.

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

All of our officers and certain of our directors are also officers or directors of Antero Resources. Also, as of December 31, 2025, Antero Resources beneficially owned 29% of our outstanding common stock. Conflicts of interest will arise between Antero Resources and us. Our directors and officers who are also directors and officers of Antero Resources have a fiduciary duty to manage Antero Resources in a manner that is beneficial to Antero Resources. In resolving these actual or apparent conflicts of interest, these directors and officers may choose strategies that favor Antero Resources over our interests and the interests of our stockholders. These actual and apparent conflicts may in certain cases include, for example, the decision to declare and pay dividends or the decision to repurchase shares of our common stock owned by Antero Resources. The resolution of any conflicts of interest between Antero Resources and its subsidiaries, on one hand, and us and our subsidiaries, on the other, to the extent we can resolve them, may be costly and reduce the amount of time and attention that our directors and officers may spend in operating our business, which, in each case, may adversely affect our business.

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

If a holder sells our common stock, the holder will recognize gain or loss equal to the difference between the amount realized and the holder’s tax basis in the shares of common stock sold. To the extent that the amount of distributions on our common stock exceeds our current and accumulated earnings and profits, such distributions will be treated as a tax free return of capital and will reduce a holder’s tax basis in its common stock. We expect a portion of our distributions to be in excess of our earnings and profits through 2028. Because our distributions in excess of our earnings and profits decrease a holder’s tax basis in our common stock, such excess distributions will result in a corresponding increase in the amount of gain, or a corresponding decrease in the amount of loss, recognized by the holder upon the sale of our common stock.

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

Our Vice President – IT, Biren Kumar, has more than 17 years of experience serving as a Chief Information Officer (“CIO”) or similar role, which included responsibility for managing cybersecurity risk. Mr. Kumar was named Vice President – IT in 2024. Prior to joining Antero, he served as the CIO for several companies, including Dynegy Inc. from 2005 to 2011, Rockwater Energy Solutions Inc. from 2011 to 2014, KLX Inc. from 2014 to 2018 and KLX Energy Services Holdings, Inc. from 2018 to 2021. Mr. Kumar holds a Bachelor of Business Administration in Management Information Systems and a Master of Business Administration from the University of Houston.

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

See Note 16—Contingencies to our consolidated financial statements for additional information.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

We have one class of common equity outstanding, our common stock, par value $0.01 per share. Our common stock is listed on the New York Stock Exchange and traded under the symbol “AM.” On February 6, 2026, shares of our common stock were held by 53 holders of record. The number of holders does not include the holders for whom shares of our common stock are held in a “nominee” or “street” name. In addition, as of February 6, 2026, Antero Resources and its subsidiaries owned 139,172,515 shares of our common stock, which represented a 29% interest in us.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plan
Period	Purchased (1)	Share	Announced Plans	($ in thousands)
October 1, 2025 – October 31, 2025	736,197	$18.04	736,197	$371,362
November 1, 2025 – November 30, 2025	1,074,617	17.68	1,046,012	352,870
December 1, 2025 – December 31, 2025	922,173	17.94	922,173	336,329
Total	2,732,987	$17.86	2,704,382
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.

Dividends

On January 14, 2026, the Board declared an aggregate cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended December 31, 2025. The dividend was paid on February 11, 2026 to stockholders of record as of January 28, 2026.

The Board also declared a cash dividend of $137,500 on shares of our Series A Non-Voting Perpetual Preferred Stock, par value $0.01 (the “Series A Preferred Stock”), that will be paid on February 17, 2026 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Net Income Per Common Share to our consolidated financial statements. As of December 31, 2025, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

The amount and timing of future payment of cash dividends on our common stock, if any, is within the discretion of the Board and will depend on our earnings, capital requirements, financial condition and other relevant factors.

Share Repurchase Program

On February 13, 2024, our Board of Directors authorized a share repurchase program that allows us to repurchase up to $500 million of shares of our outstanding common stock. During the year ended December 31, 2025, we repurchased and retired approximately 8 million shares of our common stock through our share repurchase program for a total cost of $135 million. As of December 31, 2025, there was $336 million remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice. The 1% U.S. federal excise tax on certain repurchases of stock by publicly traded U.S. corporations enacted as part of the IRA 2022 applies to our share repurchase program.

Stock Performance Graph

The graph below shows the cumulative total shareholder return assuming the investment of $100 on December 31, 2020 in (i) our common stock (assuming reinvestment of dividends), (ii) the Standard & Poor’s 500 (“S&P 500”) Index and (iii) the Alerian Midstream Energy (“AMNA”) Index. We believe the AMNA Index is meaningful because it is an independent, objective view of the performance of similarly-sized midstream energy companies.

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

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets to primarily service Antero Resources’ production and completion activity. We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Appalachian Basin and present opportunities to expand our midstream services to other operators in the Appalachian Basin. Our assets consist of gathering pipelines, compressor stations and interests in processing and fractionation plants that collect and process production from the Appalachian Basin in West Virginia and Ohio. Our assets also include two independent water handling systems that deliver water from the Ohio River and several regional waterways. These water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments. Portions of these water handling systems are also utilized to transport flowback and produced water. These services are provided by us directly or through third-parties with which we contract.

Acquisition and Divestiture

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Midstream for cash consideration of $1.1 billion, subject to the terms and conditions thereof. The HG Acquisition includes gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. Pursuant to the same agreement, Antero Resources agreed to acquire 100% of the issued and outstanding equity interests of HG Production for total cash consideration of $2.8 billion, subject to the terms and conditions thereof. The HG Upstream Acquisition includes approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. These acquisitions closed on February 3, 2026. The HG Acquisition was funded with net proceeds of the 2034 Notes (as defined below), borrowing under the Credit Facility and restricted cash. See Note 3—Transactions to our consolidated financial statements for additional information. We intend to make certain modifications to our existing commercial arrangements with Antero Resources to provide for on-pad compression with respect to certain wells and to provide a transition period through 2026 before certain water services would be provided under the existing agreements with Antero Resources.

Utica Shale Divestiture

On December 5, 2025, we entered into the Utica Shale PSA with the Buyer Parties to sell substantially all of our Utica Shale Property and Equipment in Ohio, for aggregate cash consideration of $400 million, subject to the terms and conditions thereof. The Utica Shale Property and Equipment includes 118 miles of gathering pipelines, 0.7 Bcfe/d of compression capacity, 85 miles of water pipelines and 12 water impoundments with storage capacity of approximately 2 million barrels. The Utica Shale Divestiture is expected to close in February 2026, subject to the satisfaction of certain customary closing conditions. The net proceeds from the Utica Shale Divestiture are expected to be used for the repayment of long-term debt. See Note 3—Transactions to our consolidated financial statements for additional information.

Financing Highlights

Senior Notes

Issuance of 2033 Notes

On September 22, 2025, we issued $650 million in aggregate principal amount of 5.75% senior notes due October 15, 2033 (the “2033 Notes”) at par. The 2033 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2033 Notes rank pari passu to our other outstanding senior notes and are guaranteed on a full and unconditional and joint and several senior unsecured basis by our wholly owned subsidiaries and certain of our future restricted subsidiaries. The net proceeds from this offering were used to redeem the 2027 Notes. See Note 9—Long-Term Debt to our consolidated financial statements for additional information.

Issuance of 2034 Notes

On December 23, 2025, we issued $600 million in aggregate principal amount of 5.75% senior notes due July 1, 2034 (the “2034 Notes”). The 2034 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2034 Notes rank pari passu to our other outstanding senior notes and are guaranteed on a full and unconditional and joint and several senior unsecured basis by our wholly owned subsidiaries and certain of our future restricted subsidiaries. The net proceeds from this offering were used to partially fund the HG Acquisition. See Note 3—Transactions and Note 9—Long-Term Debt to our consolidated financial statements for additional information.

Redemption of 2027 Notes

During the year ended December 31, 2025, we redeemed $650 million aggregate principal amount of our 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par, plus accrued and unpaid interest. The 2027 Notes were retired as of September 23, 2025. See Note 9—Long-Term Debt to our consolidated financial statements for additional information.

Share Repurchase Program

Through our share repurchase program, during the year ended December 31, 2025, we repurchased and retired approximately 8 million shares of our common stock for a total cost of $135 million. As of December 31, 2025, we have approximately $336 million of capacity remaining under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Market Conditions and Business Trends

Commodity Markets

Benchmark prices for natural gas and ethane increased significantly, while benchmark prices for C3+ NGL’s and oil decreased during the year ended December 31, 2025 as compared to the year ended December 31, 2024. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ increased scale, liquidity and leverage position as compared to historical levels together with Antero Resources’ increased commodity derivative portfolio, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2024. In order to manage the inflation risk present in the United States’ economy, the Federal Reserve utilized monetary policy in the form of interest rate increases beginning in 2022 in an effort to bring the inflation rate in line with its stated goal of 2% on a long-term basis. Between 2022 and 2023, the Federal Reserve increased the federal funds interest rate by 5.25%. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.75% in 2024 and 2025. While inflationary pressures in the United States’ economy have begun to subside, it is uncertain what impact recent tariff activity by the United States and foreign governments will have on inflation.

The economy also continues to be impacted by global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions, tariffs, other global trade restrictions and conflicts, including those in the Middle East, Iran and Venezuela, among others. While neither our nor Antero Resources’ supply chain has experienced any significant interruptions due to such events, there can be no assurance that we will not experience interruptions in the future.

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

Sources of Our Revenues

The following items are the primary components of our revenues:

●	Gathering and Processing. Our low pressure gathering, compression and high pressure gathering services support production operations for Antero Resources. Our gathering and processing revenues are driven by the volumes of natural gas we gather and compress. We receive a low pressure gathering fee per Mcf, a compression fee per Mcf and a high pressure gathering fee per Mcf, as applicable, substantially all of which are subject to annual CPI-based adjustments. Additionally, our gathering and compression agreements provide for certain minimum volume commitments for gathering and compression services that run to 2035. Pursuant to our long-term contracts with Antero Resources, we have secured long-term dedications covering substantially all of Antero Resources’ current and future acreage for gathering and compression services. Our gathering and compression operations are substantially dependent upon natural gas production from Antero Resources’ upstream activity in its areas of operation. In addition, there is a natural decline in production from existing wells that are connected to our gathering systems. Although we expect that Antero Resources will continue to devote substantial resources to the development of oil and gas reserves, we have no control over this activity and Antero Resources has the ability to reduce or curtail such development at its discretion. See Note 6—Revenue to our consolidated financial statements for additional information on our gathering and compression agreements.
●	Water Handling. Our fresh water delivery systems and other fluid handling services support well completion and production operations for Antero Resources. These services are provided by us directly or through third-parties with which we contract. Our water handling revenues are driven by quantities of fresh water delivered to our customers to support their well completion operations and produced water transported, blended and/or disposed. We receive a fixed fee for all fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. Our other fluid handling services include wastewater handling, blending and high-rate transfer services. For other fluid handling services provided by us, we charge Antero Resources a cost of service fee. For other fluid handling services provided by third parties, we charge Antero Resources a fee based on our third-party out-of-pocket costs plus 3%. We have a long-term water services agreement covering Antero Resources’ approximately 566,000 gross acres in West Virginia and Ohio, with a right of first offer on all future areas of operation. The initial term of the water services agreement runs to 2035. Our water handling operations are substantially dependent upon the number of wells drilled and completed by Antero Resources, as well as Antero Resources’ production. As of December 31, 2025, Antero Resources had disclosed estimated net proved reserves of 19.1 Tcfe, of which 61% was natural gas, 38% were NGLs and 1% was oil. Antero Resources’ has a vast drilling inventory of horizontal well locations in the Appalachian Basin, all of which are on acreage dedicated to us, providing us with significant opportunity for future capital investments as Antero Resources’ drilling program continues. See Note 6—Revenue to our consolidated financial statements for additional information on our water services agreement.

Principal Components of Our Cost Structure

The following items are the primary components of our operating expenses:

●	Direct Operating. We seek to maximize the profitability of our operations in part by minimizing, to the extent appropriate, expenses directly tied to operating and maintaining our assets. We schedule and conduct preventative maintenance over time to avoid significant variability in our direct operating expense and minimize the impact on our cash flow. Gathering and compression operating costs consist primarily of labor, water disposal, pigging, fuel, monitoring, repair and maintenance, utilities and contract services. Gathering and compression operating costs vary with the miles of pipeline and number of compressor stations in our gathering and compression system. Fresh water operating expenses consist primarily of labor, pigging, monitoring, repair and maintenance and contract services. Fresh water operating costs vary with the miles of pipeline, number of pumping stations and number of well completions in the Appalachian Basin for which we deliver fresh water and number of impoundments in our water system. Other fluid handling costs relate to contract services performed by us and third parties. Our other fluid handling costs consist of labor, monitoring and repair and maintenance costs. The other primary drivers of our direct operating expense include maintenance and contract services, regulatory and compliance expense and ad valorem taxes.
●	General and Administrative. Our general and administrative expenses include direct charges incurred by us and costs charged by Antero Resources. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation, including certain equity-based compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. Management believes these allocation methodologies are reasonable. Equity-based compensation includes costs related to the AM LTIP.
●	Depreciation. Depreciation consists of our estimate of the decrease in value of the assets capitalized in property and equipment as a result of using the assets throughout the applicable year. Depreciation is computed over the asset’s estimated useful life using the straight-line basis. See Note 7—Property and Equipment to our consolidated financial statements for additional information on our asset classes and estimated lives of our assets.
●	Impairment. We evaluate our long-lived assets for impairment when events or changes in circumstances indicate that the related carrying values of the assets may not be recoverable. If the carrying values of the assets are deemed not recoverable, the carrying values are reduced to their estimated fair value.
●	Interest. We have typically financed a portion of our cash requirements with borrowings under our Credit Facility and with senior unsecured notes. Our interest expense also includes amortization of deferred financing costs incurred in connection with our Credit Facility and senior notes and amortization of senior notes premiums. See Note 9—Long-Term Debt to our consolidated financial statements for additional information on our debt agreements.
●	Income tax expense. We are subject to state and U.S. federal income taxes but are currently not in a material cash tax paying position with respect to state and U.S. federal income taxes. The difference between our financial statement income tax expense and our current U.S. federal income tax liability is primarily due to the differences in the tax and financial statement treatment of our investment in Antero Midstream Partners. We have recorded deferred income tax expense to the extent our deferred income tax liabilities exceed our deferred income tax assets. Our deferred income tax assets result primarily from net operating loss carryforwards. As of December 31, 2025, we had U.S. federal NOL carryforwards of $557 million and state NOL carryforwards of $406 million. The Company currently considers all of its deferred income tax assets, except for those related to charitable contributions, realizable. The amount of deferred income tax assets considered realizable, however, could change as we generate taxable income or as estimates of future taxable income are reduced. See Note 8—Income Taxes to our consolidated financial statements for additional information on our deferred income tax position and income tax expense.

Results of Operations

We have two reportable segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and compressor stations that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the Joint Venture and Stonewall. The Joint Venture and Stonewall provide processing and fractionation services and high-pressure gas gathering services, respectively, in the Appalachian Basin. The water handling segment includes (i) two independent systems that deliver water from sources including the Ohio River, local reservoirs and several regional waterways, and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending. See Note 17—Reportable Segments to our consolidated financial statements for additional information.

Year Ended December 31, 2024 Compared to Year Ended December 31, 2025

The operating results of our reportable segments are as follows:

	Year Ended December 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$926,063	248,858	—	1,174,921
Revenue–third-party	—	1,944	—	1,944
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	888,977	217,216	—	1,106,193
Operating expenses:
Direct operating	103,053	114,923	—	217,976
General and administrative (excluding equity-based compensation)	28,814	8,279	4,661	41,754
Equity-based compensation	35,535	7,800	997	44,332
Facility idling	—	1,721	—	1,721
Depreciation	84,398	55,602	—	140,000
Impairment of property and equipment	332	—	—	332
Other operating expense	—	912	—	912
Total operating expenses	252,132	189,237	5,658	447,027
Operating income	636,845	27,979	(5,658)	659,166
Other income (expense):
Interest expense, net	—	—	(207,027)	(207,027)
Equity in earnings of unconsolidated affiliates	110,573	—	—	110,573
Loss on early extinguishment of debt	—	—	(14,091)	(14,091)
Total other income (expense)	110,573	—	(221,118)	(110,545)
Income before income taxes	747,418	27,979	(226,776)	548,621
Income tax expense	—	—	(147,729)	(147,729)
Net income and comprehensive income	$747,418	27,979	(374,505)	400,892
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Year Ended December 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$987,284	269,399	—	1,256,683
Revenue–third-party	—	2,415	—	2,415
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	950,198	238,228	—	1,188,426
Operating expenses:
Direct operating	107,846	124,064	—	231,910
General and administrative (excluding equity-based compensation)	21,394	14,879	5,703	41,976
Equity-based compensation	30,025	14,789	1,144	45,958
Facility idling	—	1,801	—	1,801
Depreciation	76,559	57,751	—	134,310
Impairment of property and equipment	—	984	—	984
Loss on long-lived assets	82,960	3,666	—	86,626
Other operating expense, net	—	192	—	192
Total operating expenses	318,784	218,126	6,847	543,757
Operating income	631,414	20,102	(6,847)	644,669
Other income (expense):
Interest expense, net	—	—	(190,404)	(190,404)
Equity in earnings of unconsolidated affiliates	116,439	—	—	116,439
Loss on early extinguishment of debt	—	—	(1,313)	(1,313)
Transaction expense	—	—	(5,195)	(5,195)
Total other income (expense)	116,439	—	(196,912)	(80,473)
Income before income taxes	747,853	20,102	(203,759)	564,196
Income tax expense	—	—	(151,033)	(151,033)
Net income and comprehensive income	$747,853	20,102	(354,792)	413,163
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Year Ended December 31,		Increase	Percentage
	2024	2025	or Decrease	Change
Operating Data:
Gathering—low pressure (MMcf)	1,199,804	1,247,889	48,085	4%
Compression (MMcf)	1,193,306	1,243,205	49,899	4%
Gathering—high pressure (MMcf)	1,102,673	1,158,138	55,465	5%
Fresh water delivery (MBbl)	34,626	35,342	716	2%
Other fluid handling (MBbl)	19,615	20,837	1,222	6%
Wells serviced by fresh water delivery	61	75	14	23%
Gathering—low pressure (MMcf/d)	3,278	3,419	141	4%
Compression (MMcf/d)	3,260	3,406	146	4%
Gathering—high pressure (MMcf/d)	3,013	3,173	160	5%
Fresh water delivery (MBbl/d)	95	97	2	2%
Other fluid handling (MBbl/d)	54	57	3	6%
Average Realized Fees(1):
Average gathering—low pressure fee ($/Mcf)	$0.36	0.36	—	*
Average compression fee ($/Mcf)	$0.21	0.22	0.01	5%
Average gathering—high pressure fee ($/Mcf)	$0.22	0.23	0.01	5%
Average fresh water delivery fee ($/Bbl)	$4.31	4.37	0.06	1%
Joint Venture Operating Data:
Processing—Joint Venture (MMcf)	588,583	615,688	27,105	5%
Fractionation—Joint Venture (MBbl)	14,640	14,600	(40)	*
Processing—Joint Venture (MMcf/d)	1,608	1,687	79	5%
Fractionation—Joint Venture (MBbl/d)	40	40	—	*

*Not meaningful or applicable.

(1)The average realized fees for the year ended December 31, 2025 include annual CPI-based adjustments of approximately 1.6%.

Revenues. Total revenues increased by 7%, from $1.1 billion for the year ended December 31, 2024, to $1.2 billion for the year ended December 31, 2025. Total revenues included amortization of customer relationships of $71 million for each of the years ended December 31, 2024 and 2025. Gathering and processing revenues increased by 7%, from $889 million for the year ended December 31, 2024 to $950 million for the year ended December 31, 2025. Water handling revenues increased by 10%, from $217 million for the year ended December 31, 2024 to $238 million for the year ended December 31, 2025. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Low pressure gathering revenue increased $24 million period over period primarily due to increased throughput volumes of 48 Bcf, or 141 MMcf/d, and increased low pressure gathering rates as a result of annual CPI-based adjustments. Low pressure gathering volumes increased between periods primarily due to 78 additional wells being connected to our system since December 31, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $16 million period over period primarily due to increased throughput volumes of 50 Bcf, or 146 MMcf/d, and increased compression rates as a result of annual CPI-based adjustments. Compression volumes increased between periods primarily due to 78 additional wells being connected to our system since December 31, 2024, partially offset by natural production decline of the wells connected to our system between periods.
●	High pressure gathering revenue increased $21 million period over period primarily due to increased throughput volumes of 55 Bcf, or 160 MMcf/d, and increased high pressure gathering rates as a result of annual CPI-based adjustments. High pressure gathering volumes increased between periods primarily due to 78 additional wells being connected to our system since December 31, 2024, partially offset by natural production decline of the wells connected to our system between periods.

Water Handling

●	Fresh water delivery revenue increased $5 million period over period primarily due to increased fresh water delivery volumes of 1 MMBbl, or 2 MBbl/d, and an increase to the fresh water delivery rate as a result of an annual CPI-based adjustment. Fresh water delivery volumes increased between periods due to the increase in wells serviced by our fresh water delivery system as a result of the timing of well completions by Antero Resources.
●	Other fluid handling services revenue increased $16 million period over period primarily due to increased other fluid handling volumes of 1 MMBbl, or 3 MBbl/d, as a result of higher wastewater trucking and blending volumes, as well as higher costs that are billed at cost plus 3% and blending cost of service fees between periods.

Direct operating expenses. Direct operating expenses increased by 6%, from $218 million for the year ended December 31, 2024 to $232 million for the year ended December 31, 2025. Gathering and processing direct operating expenses increased by 5% from $103 million for the year ended December 31, 2024 to $108 million for the year ended December 31, 2025 primarily due to increased gathering and compression volumes, higher costs for the two compressor stations and 48 miles of high pressure gathering lines acquired during the second quarter of 2024 and increased heavy maintenance expense between periods. Water handling direct operating expenses increased by 8%, from $115 million for the year ended December 31, 2024 to $124 million for the year ended December 31, 2025 primarily due to increased other fluid handling volumes, higher wastewater trucking and disposal costs, and increased blending costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained consistent at $42 million for the year ended December 31, 2024 and 2025, respectively.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $44 million and $46 million for the year ended December 31, 2024 and 2025, respectively. See Note 11—Equity-Based Compensation to our consolidated financial statements for additional information.

Depreciation expense. Depreciation expense decreased by 4%, from $140 million for the year ended December 31, 2024 to $134 million for the year ended December 31, 2025 primarily due to lower depreciation expense of $11 million related to our program to repurpose underutilized compressor units to expand existing or construct new compressor stations between periods, partially offset by depreciation expense of $4 million related to assets placed in service between periods and higher depreciation expense of $1 million for our assets acquired during the second quarter of 2024.

Loss on long-lived assets. During the year ended December 31, 2025, we recognized a loss on long-lived assets of $87 million related to the write-down of our Utica Shale net assets held for sale to the cash consideration expected to be received in the Utica Shale Divestiture less costs to sell. There was no loss on long-lived assets during the year ended December 31, 2024. See Note 3—Transactions to our consolidated financial statements for additional information.

Interest expense. Interest expense decreased by 8%, from $207 million for the year ended December 31, 2024 to $190 million for the year ended December 31, 2025 primarily due to lower interest expense on our senior notes due to the repurchase and redemption of the 7.875% senior notes due May 15, 2026 (the “2026 Notes”) during the year ended December 31, 2024, and the redemption of the 2027 Notes during the year ended December 31, 2025, as well as lower interest rates on our Credit Facility between periods, partially offset by the issuances of the 6.625% senior notes due February 1, 2032 (the “2032 Notes”), 2033 Notes and 2034 Notes and higher average borrowing on our Credit Facility between periods. See Note 9—Long-Term Debt to our consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates. Equity in earnings in unconsolidated affiliates increased by 5%, from $111 million for the year ended December 31, 2024 to $116 million for the year ended December 31, 2025 primarily due to increased processing volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Loss on early extinguishment of debt. During the year ended December 31, 2024, we recognized a loss on early extinguishment of debt of $14 million related to the premium paid to repurchase or otherwise fully redeem all of our 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, as well as the write-off of unamortized deferred financing costs. During the year ended December 31, 2025, we recognized a loss on early extinguishment of debt of $1 million related to the write-off of unamortized deferred financing costs and premium attributable to our 2027 Notes that were fully redeemed at par, plus accrued and unpaid interest. See Note 9—Long-Term Debt to our consolidated financial statements for additional information.

Transaction expense. During the year ended December 31, 2025, we incurred $5 million of transaction expense related to the HG Acquisition. There were no transaction expenses during the year ended December 31, 2024. See Note 3—Transactions to our consolidated financial statements for additional information.

Income tax expense. Income tax expense increased by 2%, from $148 million for the year ended December 31, 2024 to $151 million for the year ended December 31, 2025, which reflects effective tax rates of 26.9% and 26.8%, respectively. This income tax expense increase was primarily due to higher income before income taxes between periods. See Note 8—Income Taxes to our consolidated financial statement for additional information.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2024

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Results of Operations” in our 2024 Annual Report on Form 10-K for a discussion of the results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2024.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flows, available borrowings under our Credit Facility, our Utica Shale Divestiture and capital market transactions. See Note 3—Transactions and Note 9—Long-Term Debt to our consolidated financial statements for additional information. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash dividends for at least the next 12 months.

During the year ended December 31, 2025, we paid dividends of $0.90 per share, or a total of $439 million, to holders of our common stock, as applicable, and we paid $550,000 of dividends on our Series A Preferred Stock. On January 14, 2026, the Board declared a cash dividend on the shares of our common stock of $0.2250 per share for the quarter ended December 31, 2025. The dividend was paid on February 11, 2026 to stockholders of record as of January 28, 2026. Our Board also declared a cash dividend of $137,500 on our Series A Preferred Stock that will be paid on February 17, 2026 in accordance with their terms. As of December 31, 2025, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock. See Note 12—Cash Dividends and Note 13—Equity and Net Income Per Common Share to our consolidated financial statements for additional information.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations, the net proceeds from the offering of the 2034 Notes, proceeds from our Utica Shale Divestiture and borrowings under the Credit Facility.

As of December 31, 2025, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the years ended December 31, 2024 and 2025:

	Year Ended December 31,
(in thousands)	2024	2025
Net cash provided by operating activities	$843,994	932,464
Net cash used in investing activities	(242,733)	(169,212)
Net cash used in financing activities	(601,327)	(500,317)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(66)	262,935

Year Ended December 31, 2024 Compared to Year Ended December 31, 2025

Operating activities. Net cash provided by operating activities was $844 million and $932 million for the years ended December 31, 2024 and 2025, respectively. This increase in cash flows provided by operating activities between periods was primarily due to higher gathering and processing and water handling revenues and changes in working capital, partially offset by increased direct operating expenses between periods.

Investing activities. Net cash flows used in investing activities was $243 million and $169 million for the years ended December 31, 2024 and 2025, respectively. The decrease in cash flows used in investing activities between periods was primarily due to our acquisition of gathering and compression assets during the second quarter of 2024 of $70 million, before closing adjustments, and lower capital spending related to our gathering systems and facilities of $50 million, partially offset by higher capital spending on our water handling systems of $40 million and additional investment in Stonewall of $4 million between periods. The decreased capital spending for our gathering systems and facilities is primarily due to decreased high pressure pipeline projects of 7 miles in West Virginia. The increased capital spending for our water handling systems is primarily due to increased surface pipeline projects of 8 miles in West Virginia.

Financing activities. Net cash used in financing activities was $601 million and $500 million for the years ended December 31, 2024 and 2025, respectively. The decrease in cash flows used in financing activities between periods was primarily due to the issuance of our 2034 Notes of $600 million for the HG Acquisition, partially offset by increased net repayments on our Credit Facility of $339 million, increased repurchases of common stock of $106 million, lower cash provided from the refinancing of our 2026 Notes with our 2032 Notes of $39 million and higher employee tax withholdings for the settlement of equity-based compensation awards of $13 million.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2024

See “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations —Capital Resources and Liquidity” in our Annual Report on Form 10-K for the year ended December 31, 2024 for a discussion of the cash flows for the year ended December 31, 2023 compared to the year ended December 31, 2024.

Capital Investments

Our capital expenditures were as follows:

	Year Ended December 31,
(in thousands)	2024	2025
Gathering systems and facilities	$131,920	91,115
Water handling systems	27,011	80,937
Investments in unconsolidated affiliates	2,393	6,653
Total capital expenditures	$161,324	178,705

On February 11, 2026, we announced a 2026 capital budget with a range of $190 million to $220 million. Our capital budget reflects the closing of the HG Acquisition on February 3, 2026 and assumes the closing of the Utica Shale Divestiture during February 2026. Our capital budgets may be adjusted as business conditions warrant. We routinely monitor and adjust our capital expenditures in response to changes in Antero Resources’ development plans, changes in prices, availability of financing, acquisition costs, industry conditions, the timing of regulatory approvals, success or lack of success in Antero Resources’ drilling activities, contractual obligations, internally generated cash flows and other factors both within and outside our control. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to optimize our capital efficiency.

Debt Agreements

We may, from time to time, seek to retire or purchase our outstanding debt through cash purchases, open market purchases, privately negotiated transactions or otherwise. Any such repurchases will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. We were in compliance with all covenants and ratios applicable to our debt agreements as of December 31, 2024 and 2025. The amounts involved could be material. See Note 9—Long-Term Debt to our consolidated financial statements for additional information.

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

Income Taxes

Income taxes are accounted for using the asset and liability approach. Under this approach, deferred income tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax basis. We record deferred income tax expense to the extent our deferred income tax liabilities exceed our deferred income tax assets. We record a deferred income tax benefit to the extent our deferred income tax assets exceed our deferred income tax liabilities. We are subject to state and U.S. federal income taxes, but are currently not in a cash tax paying position with respect to U.S. federal income taxes.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of December 31, 2025, we had no outstanding borrowings or letters of credit under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $5 million increase in interest expense for the year ended December 31, 2025.

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

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under the supervision of, and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control—Integrated Framework in 2013, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears on page F-2 in this Annual Report on Form 10-K.

Item 9B. Other Information

In connection with the HG Acquisition, we entered into a letter agreement with Antero Resources to, among other things, allocate between the parties certain obligations, liabilities, costs and benefits under the purchase agreement relating to the HG Acquisition and the buyer-side representations and warranties insurance policies. A copy of the Letter Arrangement is filed as Exhibit 10.28 hereto and is incorporated herein by reference.

On November 6, 2025, Michael N. Kennedy, our Chief Executive Officer and President and Director, adopted a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K, that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 100,000 shares of the Company’s common stock until December 31, 2026.

Item 9C. disclosure regarding foreign jurisdictions that prevent inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

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

Item 11. Executive Compensation

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related STOCKHOLDER Matters

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions and Director Independence

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services

Our independent registered accounting firm is KPMG LLP, Denver, CO, Auditor Firm ID: 185.

Pursuant to General Instruction G(3) to Form 10-K, we incorporate by reference into this Item the information to be disclosed in our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

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

3.5

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

4.2	Form of 5.75% Senior Note due 2028 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 28, 2019).
4.3

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

4.4

Description of Securities Registered Under Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.9 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 14, 2024).

4.5

Indenture, dated June 8, 2021, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 8, 2021).

4.6	Form of 5.375% Senior Note due 2029 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on June 8, 2021).
4.7

Indenture, dated as of January 16, 2024, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Computer Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on January 16, 2024).

4.8	Form of 6.625% Senior Note due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on January 16, 2024).
4.9

Indenture, dated as of September 22, 2025, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on September 23, 2025).

4.10	Form of 5.75% Senior Note due 2033 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on September 23, 2025).
4.11

Indenture, dated as of December 23, 2025, by and among Antero Midstream Partners LP, Antero Midstream Finance Corporation, the guarantors party thereto and Computershare Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on December 23, 2025).

4.12	Form of 5.75% Senior Note due 2034 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on December 23, 2025).
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

10.19*

First Amendment to the Third Amended and Restated Credit Agreement, dated December 11, 2025, among Antero Midstream Partners LP, as the Borrower, the Lenders party thereto and Wells Fargo Banks, National Association, as Administrative Agent.

10.20†

Chairman Emeritus Agreement, by and between Antero Resources Corporation, Antero Midstream Corporation and Paul Rady, dated August 14, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on August 14, 2025).

10.21†

Antero Midstream Corporation Executive Severance Plan, effective September 17, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on September 23, 2025).

10.22†*	Form of Antero Resources Corporation Executive Severance Plan Participation Agreement.
10.23†*	Antero Resources Corporation Executive Severance Plan Participation Agreement, by and between Antero Resources Corporation and Paul Rady, dated October 2, 2025.
10.24

Antero Midstream Corporation Summary of Compensation for Non-Employee Directors, effective August 14, 2025 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission File No. 001-38075) filed on October 29, 2025).

10.25***

Membership Interest Purchase Agreement, by and among HG Energy II LLC, HG Energy II Production Holdings, LLC, HG Energy II Midstream Holdings, LLC, Antero Resources Corporation and Antero Midstream Partners LP, dated as of December 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on December 8, 2025).

10.26***

Amendment No. 1 to the Membership Interest Purchase Agreement, by and among HG Energy II LLC, HG Energy II Production Holdings, LLC, HG Energy II Midstream Holdings, LLC, Antero Resources Corporation and Antero Midstream Partners LP, dated as of December 22, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on February 3, 2026).

10.27***

Purchase and Sale Agreement, among Antero Midstream LLC, Antero Water LLC, Antero Treatment LLC, Infinity Natural Resources LLC and Northern Oil and Gas, Inc., dated December 5, 2025 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 001-38075) filed on December 8, 2025).

10.28***	Letter Agreement, by and between Antero Midstream Partners LP and Antero Resources Corporation, effective as of December 5, 2025.
19.1

Antero Midstream Corporation Insider Trading Policies (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K (Commission File No. 001-38075) filed on February 12, 2025).

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

101*

The following financial information from this Form 10-K of Antero Midstream Corporation for the year ended December 31, 2025, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations and Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to the Consolidated Financial Statements, tagged as blocks of text.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document).

The exhibits marked with the asterisk symbol (*) are filed or furnished with this Annual Report on Form 10-K.

**	Portions of this exhibit have been omitted pursuant to a request for confidential treatment.
***

Certain of the schedules and exhibits to the Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished to the U.S. Securities and Exchange Commission upon request. Certain personally identifiable information has also been omitted from this Exhibit pursuant to Item 601(a)(6) of Regulation S-K.

†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANTERO MIDSTREAM CORPORATION

By:	/s/ Justin J. Agnew
Justin J. Agnew
Chief Financial Officer and Vice President – Finance and Investor Relations

Date:	February 11, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael N. Kennedy	Director, Chief Executive Officer and President	February 11, 2026
Michael N. Kennedy	(principal executive officer)

Chief Financial Officer and
/s/ Justin J. Agnew	Vice President – Finance and Investor Relations	February 11, 2026
Justin J. Agnew	(principal financial officer)

Senior Vice President – Accounting and
/s/ Sheri L. Pearce	Chief Accounting Officer	February 11, 2026
Sheri L. Pearce	(principal accounting officer)

/s/ David H. Keyte	Chairman of the Board, Director	February 11, 2026
David H. Keyte

/s/ Nancy E. Chisholm	Director	February 11, 2026
Nancy E. Chisholm

/s/ Peter A. Dea	Director	February 11, 2026
Peter A. Dea

/s/ W. Howard Keenan, Jr.	Director	February 11, 2026
W. Howard Keenan, Jr.

/s/ Brooks J. Klimley	Director	February 11, 2026
Brooks J. Klimley

/s/ Janine J. McArdle	Director	February 11, 2026
Janine J. McArdle

/s/ John C. Mollenkopf	Director	February 11, 2026
John C. Mollenkopf

/s/ Jeffrey S. Muñoz	Director	February 11, 2026
Jeffrey S. Muñoz

/s/ Yvette K. Schultz	Director	February 11, 2026
Yvette K. Schultz

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors
Antero Midstream Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Antero Midstream Corporation and subsidiaries (the Company) as of December 31, 2024 and 2025, the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2025, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Evaluation of impairment triggering events for long-lived assets

As discussed in Note 2 to the consolidated financial statements, the Company evaluates property and equipment (collectively, long-lived assets) for impairment whenever events or changes in circumstances indicate that the related carrying values may not be recoverable (triggering events). The carrying value of property and equipment as of December 31, 2025 was $3.5 billion.

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

Denver, Colorado

February 11, 2026

ANTERO MIDSTREAM CORPORATION

Consolidated Balance Sheets

(In thousands, except per share amounts)

	December 31,
	2024	2025
Assets
Current assets:
Cash and cash equivalents	$—	180,435
Restricted cash	—	82,500
Accounts receivable–Antero Resources	115,180	106,771
Accounts receivable–third party	832	993
Income tax receivable	—	1,896
Current assets held for sale	—	4,600
Other current assets	2,052	2,669
Total current assets	118,064	379,864
Long-term assets:
Property and equipment, net	3,881,621	3,454,572
Investments in unconsolidated affiliates	603,956	585,778
Customer relationships	1,144,759	1,074,087
Assets held for sale	—	379,036
Other assets, net	13,348	10,779
Total assets	$5,761,748	5,884,116

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$4,114	5,366
Accounts payable–third party	12,308	10,368
Accrued liabilities	83,555	91,527
Current liabilities held for sale	—	2,297
Other current liabilities	635	1,924
Total current liabilities	100,612	111,482
Long-term liabilities:
Long-term debt	3,116,958	3,222,530
Deferred income tax liability, net	413,608	562,996
Liabilities held for sale	—	3,021
Other	15,399	12,046
Total liabilities	3,646,577	3,912,075
Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2024 and December 31, 2025
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2024 and December 31, 2025	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 479,422 and 474,060 issued and outstanding as of December 31, 2024 and December 31, 2025, respectively	4,794	4,741
Additional paid-in capital	2,019,830	1,952,524
Retained earnings	90,547	14,776
Total stockholders' equity	2,115,171	1,972,041
Total liabilities and stockholders' equity	$5,761,748	5,884,116

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Operations and Comprehensive Income

(In thousands, except per share amounts)

	Year Ended December 31,
	2023	2024	2025
Revenue:
Gathering and compression–Antero Resources	$842,362	926,063	987,284
Water handling–Antero Resources	268,667	248,858	269,399
Water handling–third party	1,414	1,944	2,415
Amortization of customer relationships	(70,672)	(70,672)	(70,672)
Total revenue	1,041,771	1,106,193	1,188,426
Operating expenses:
Direct operating	213,165	217,976	231,910
General and administrative (including $31,606, $44,332 and $45,958 of equity-based compensation in 2023, 2024 and 2025, respectively)	71,068	86,086	87,934
Facility idling	2,459	1,721	1,801
Depreciation	136,059	140,000	134,310
Impairment of property and equipment	146	332	984
Loss on long-lived assets	—	—	86,626
Other operating expense, net	7,012	912	192
Total operating expenses	429,909	447,027	543,757
Operating income	611,862	659,166	644,669
Other income (expense):
Interest expense, net	(217,245)	(207,027)	(190,404)
Equity in earnings of unconsolidated affiliates	105,456	110,573	116,439
Loss on early extinguishment of debt	—	(14,091)	(1,313)
Transaction expense	—	—	(5,195)
Total other expense	(111,789)	(110,545)	(80,473)
Income before income taxes	500,073	548,621	564,196
Income tax expense	(128,287)	(147,729)	(151,033)
Net income and comprehensive income	$371,786	400,892	413,163

Net income per common share–basic	$0.77	0.83	0.86
Net income per common share–diluted	$0.77	0.83	0.86

Weighted average common shares outstanding:
Basic	479,378	480,822	477,906
Diluted	482,372	485,247	482,177

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Retained	Total
	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2022	$—	478,497	$4,785	2,104,740	82,793	2,192,318
Dividends to stockholders	—	—	—	(81,352)	(354,132)	(435,484)
Equity-based compensation	—	—	—	31,606	—	31,606
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,216	12	(8,507)	—	(8,495)
Net income and comprehensive income	—	—	—	—	371,786	371,786
Balance at December 31, 2023	—	479,713	4,797	2,046,487	100,447	2,151,731
Dividends to stockholders	—	—	—	(47,945)	(390,151)	(438,096)
Equity-based compensation	—	—	—	44,332	—	44,332
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,611	16	(15,014)	—	(14,998)
Repurchases and retirement of common stock	—	(1,902)	(19)	(8,030)	(20,641)	(28,690)
Net income and comprehensive income	—	—	—	—	400,892	400,892
Balance at December 31, 2024	—	479,422	4,794	2,019,830	90,547	2,115,171
Dividends to stockholders	—	—	—	(53,665)	(386,003)	(439,668)
Equity-based compensation	—	—	—	45,958	—	45,958
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	2,373	24	(27,626)	—	(27,602)
Repurchases and retirement of common stock	—	(7,735)	(77)	(31,973)	(102,931)	(134,981)
Net income and comprehensive income	—	—	—	—	413,163	413,163
Balance at December 31, 2025	$—	474,060	$4,741	1,952,524	14,776	1,972,041

See accompanying notes to consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2024	2025
Cash flows provided by (used in) operating activities:
Net income	$371,786	400,892	413,163
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	136,059	140,000	134,310
Impairment of property and equipment	146	332	984
Deferred income tax expense	134,664	147,729	149,387
Equity-based compensation	31,606	44,332	45,958
Equity in earnings of unconsolidated affiliates	(105,456)	(110,573)	(116,439)
Distributions from unconsolidated affiliates	131,835	135,660	141,270
Amortization of customer relationships	70,672	70,672	70,672
Amortization of deferred financing costs	5,979	6,004	5,255
Settlement of asset retirement obligations	(1,258)	(795)	(467)
Loss on early extinguishment of debt	—	14,091	1,313
Loss on long-lived assets	—	—	86,626
Other operating activities	7,012	912	192
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(2,458)	(26,571)	3,809
Accounts receivable–third party	359	748	325
Income tax receivable	940	—	(1,896)
Other current assets	(2,041)	(781)	(737)
Accounts payable–Antero Resources	(1,267)	(54)	1,141
Accounts payable–third party	(7,766)	3,722	(2,077)
Income taxes payable	—	—	942
Accrued liabilities	8,251	17,674	(1,267)
Net cash provided by operating activities	779,063	843,994	932,464
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(130,305)	(141,832)	(91,533)
Additions to water handling systems	(53,428)	(30,515)	(70,722)
Additional investments in unconsolidated affiliate	(262)	(2,393)	(6,653)
Acquisition of gathering systems and facilities	(266)	(69,992)	—
Other investing activities	1,055	1,999	(304)
Net cash used in investing activities	(183,206)	(242,733)	(169,212)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(434,846)	(437,634)	(439,007)
Dividends to preferred stockholders	(550)	(550)	(550)
Repurchases of common stock	—	(28,690)	(134,981)
Issuance of Senior Notes	—	600,000	1,250,000
Redemption of Senior Notes	—	(560,862)	(650,000)
Payments of deferred financing costs	—	(12,793)	(13,877)
Borrowings on Credit Facility	1,037,700	1,565,000	1,768,700
Repayments on Credit Facility	(1,189,600)	(1,710,800)	(2,253,000)
Employee tax withholding for settlement of equity-based compensation awards	(8,495)	(14,998)	(27,602)
Net cash used in financing activities	(595,791)	(601,327)	(500,317)
Net increase (decrease) in cash, cash equivalents and restricted cash	66	(66)	262,935
Cash and cash equivalents, beginning of period	—	66	—
Cash, cash equivalents and restricted cash, end of period	$66	—	262,935

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$213,955	189,908	187,656
Income taxes refunded (paid) during the period	$9,626	104	(2,600)
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	$1,288	(13,416)	9,797

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

Antero Midstream also has a 50% equity interest in the Joint Venture and a 15% equity interest in a gathering system of Stonewall. See Note 15—Investments in Unconsolidated Affiliates.

(2)  Summary of Significant Accounting Policies

(a)	Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with GAAP. In the opinion of management, these consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2024 and 2025, and the results of the Company’s operations and its cash flows for the years ended December 31, 2023, 2024 and 2025. The Company has no items of other comprehensive income; therefore, net income is equal to comprehensive income.

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

● corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and

● employee compensation.

Transactions between the Company and Antero Resources have been identified in the consolidated financial statements (see Note 5—Transactions with Affiliates).

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

(e)	Restricted Cash

The Company classifies restricted cash as all cash that is legally or contractually restricted from withdrawal or usage, including amounts deposited in escrow that are restricted from use. The Company’s restricted cash is classified as a current asset as of December 31, 2025 because the restriction on such cash was released on February 3, 2026 at the closing of the HG Acquisition.

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

During the year ended December 31, 2024, the Company acquired certain Marcellus Shale gas gathering and compression assets. This transaction was accounted for as asset acquisition in accordance with FASB ASC Topic 805-50, Business Combinations, Related Issues (“ASC 805-50”). Accordingly, the acquired assets were recorded based upon the cash consideration paid, with all value assigned to Property and equipment in the consolidated balance sheets. See Note 3— Transactions for additional information.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(g)	Investments in Unconsolidated Affiliates

The Company uses the equity method of accounting to account for its investments in the Joint Venture and Stonewall. The Company uses the equity method to account for its investments in companies if the investment provides the Company with the ability to exercise significant influence over, but not control of, the operating and financial policies of the investee. The Company’s judgment regarding the level of influence over each equity method investee includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions of the investee and material intercompany transactions. Such investments are included in the investments in unconsolidated affiliates on the Company’s consolidated balance sheets.

Income (loss) from investees that are accounted for under the equity method is included in equity in earnings (loss) of unconsolidated affiliates on the Company’s consolidated statements of operations and comprehensive income and cash flows. When the Company records its proportionate share of net income (loss), it is recorded to equity in earnings (loss) of unconsolidated affiliates in the consolidated statements of operations and comprehensive income and the carrying value of that investment on its consolidated balance sheet. Distributions received from equity method investees are recorded as reductions to the carrying value of the investment on the consolidated balance sheet. The Company’s equity in earnings (loss) of unconsolidated affiliates is adjusted for basis differences recognized due to the difference between the cost of the equity method investment and the amount of underlying equity in the net assets as of March 12, 2019. Basis differences are amortized into equity in earnings (loss) of unconsolidated affiliate on the Company’s consolidated statements of operations and comprehensive income over the remaining useful lives of the underlying assets and liabilities.

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

(h)	Intangible Assets

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

(i)	Income Taxes

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

On July 4, 2025, Public Law No. 119-21, commonly referred to as the One Big Beautiful Bill Act, was enacted. The OBBB contains a broad range of changes to U.S. federal income tax laws and makes permanent or modifies certain provisions of Public Law No. 115-97, commonly referred to as the Tax Cuts and Jobs Act. These changes include, among others, permanently restoring an earnings before interest, taxes, depreciation and amortization based business interest deduction limitation, 100% bonus depreciation for certain property and immediate expensing for certain domestic research and experimental expenditures. All effects of changes in tax laws are recognized in the consolidated financial statements during the period of enactment. As such, the effects of the OBBB are reflected in the Company's provision for income taxes as of and for the year ended December 31, 2025. The OBBB did not have a material effect on income tax expense for the year ended December 31, 2025, and the Company expects a refund of substantially all of the cash paid for income taxes during the year ended December 31, 2025 when it files its 2025 U.S. federal income tax return as a result of the OBBB.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(j)	Asset Retirement Obligations

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

(k)	Litigation and Other Contingencies

A liability is recorded for a loss contingency when its occurrence is probable and damages can be reasonably estimated based on the anticipated most likely outcome or the minimum amount within a range of possible outcomes. The Company regularly reviews contingencies to determine the adequacy of its accruals and related disclosures. The ultimate amount of losses, if any, may differ from these estimates. Any contingency that could result in a gain is recorded when realized.

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

As of December 31, 2024 and 2025, the Company had not recorded any liabilities for litigation, environmental or other contingencies.

(l)Dividends

Preferred and common dividends declared are recorded as a reduction of retained earnings to the extent that retained earnings were available at the close of the quarter prior to the dividend declaration date, with any excess recorded as a reduction of additional paid-in capital.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(m)Treasury Share Retirement

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

(n)	Revenue Recognition

The Company provides gathering, compression and water handling services under fee-based contracts primarily based on throughput or at cost plus a margin. Certain of these contracts contain operating leases of the Company’s assets under GAAP. Under these arrangements, the Company receives fees for gathering, compression and water handling services. The revenue the Company earns from these arrangements is directly related to (i) in the case of natural gas gathering and compression, the volumes of metered natural gas that it gathers, compresses and delivers to natural gas compression sites or other transmission delivery points, (ii) in the case of fresh water services, the quantities of fresh water delivered to its customers for use in their well completion operations, (iii) in the case of other fluid handling services provided by third parties, the third-party costs the Company incurs plus 3% or (iv) in the case of other fluid handling services performed by the Company, a cost of service fee based on the costs incurred by the Company. The Company recognizes revenue when it satisfies a performance obligation by delivering a service to a customer or the use of leased assets to a customer. The Company includes lease revenue within revenues by service. See Note 6—Revenue.

(o)	Equity-Based Compensation

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

(p)	Fair Value Measures

The FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This guidance also relates to all nonfinancial assets and liabilities that are not recognized or disclosed on a recurring basis (e.g., the initial recognition of asset retirement obligations and impairments of long-lived assets). The fair value is the price that the Company estimates would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A fair value hierarchy is used to prioritize inputs to valuation techniques used to estimate fair value. An asset or liability subject to the fair value requirements is categorized within the hierarchy based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The highest priority (Level 1) is given to unadjusted quoted market prices in active markets for identical assets or liabilities, and the lowest priority (Level 3) is given to unobservable inputs. Level 2 inputs are data, other than quoted prices included within Level 1, that are observable for the asset or liability, either directly or indirectly. See Note 14—Fair Value Measurement.

(q)	Recently Adopted or Issued Accounting Standards

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 is intended to improve income tax disclosures primarily through enhanced disclosure of income tax rate reconciliation items, and disaggregation of income (loss) from continuing operations, income tax (expense) benefit and income taxes paid, net disclosures by federal, state and foreign jurisdictions, among others. This ASU is effective for annual reporting periods beginning after December 15, 2024. ASU 2023-09 should be applied on a prospective basis, although retrospective application is permitted. The Company adopted ASU 2023-09 retrospectively in this Annual Report on Form 10-K, and it did not have a material impact on the Company’s consolidated financial statements.

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

(3) Transactions

(a)	Summit Asset Acquisition

On May 1, 2024, the Company acquired certain Marcellus Shale gas gathering and compression assets from Summit for $70 million in cash, before closing adjustments, with an effective date of April 1, 2024. The acquired assets include 48 miles of high pressure gathering pipelines and two compressor stations with 100 MMcf/d of compression capacity. These assets were already interconnected to the Company’s low pressure and high pressure gas gathering systems at the time of acquisition and service Antero Resources’ production. Substantially all of the cash consideration for this asset acquisition was allocated to gathering systems and facilities, included in property and equipment, net in the consolidated balance sheets.

(b)	HG Acquisition

On December 5, 2025, Antero Midstream Partners, an indirect, wholly-owned subsidiary of the Company, entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Midstream for cash consideration of $1.1 billion, subject to the terms and conditions thereof. The HG Acquisition includes gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. Pursuant to the same agreement, Antero Resources agreed to acquire 100% of the issued and outstanding equity interests of HG Production for total cash consideration of $2.8 billion, subject to the terms and conditions thereof. The HG Upstream Acquisition includes approximately 385,000 net acres in the core of the Marcellus Shale in West Virginia. In connection with the Company’s entry into the definitive agreement relating to the HG Acquisition, the Company and Antero Resources agreed to allocate between the parties certain benefits and costs under the agreement and the buyer-side representations and warranties insurance policies. On December 8, 2025, the Company deposited approximately $83 million into escrow to be credited towards the cash consideration payable at the closing of the HG Acquisition, which is classified as restricted cash on the Company’s consolidated balance sheets as of December 31, 2025. These acquisitions closed on February 3, 2026, with effective dates of January 1, 2026. The Company intends to make certain modifications to its existing commercial arrangements with Antero Resources to provide for on-pad compression with respect to certain wells and to provide a transition period through 2026 before certain water services would be provided under the existing agreements with Antero Resources.

The disclosure of certain financial information required by FASB ASC Topic 805, Business Combinations, has been omitted as it is impracticable to provide such information due to the timing of the closing of the HG Acquisition and issuance of the Company’s consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(c)	Utica Shale Divestiture

On December 5, 2025, certain wholly-owned subsidiaries of the Company entered into the Utica Shale PSA with the Buyer Parties to sell the Utica Shale Property and Equipment, for aggregate cash consideration of $400 million, subject to the terms and conditions thereof. The Utica Shale Property and Equipment includes 118 miles of gathering pipelines, 0.7 Bcfe/d of compression capacity, 85 miles of water pipelines and 12 water impoundments with storage capacity of approximately 2 million barrels. The Utica Shale Divestiture is expected to close in February 2026, with an effective date of July 1, 2025, subject to the satisfaction of certain customary closing conditions.

The Utica Shale Property and Equipment and its associated assets and liabilities have been classified as held for sale as of December 31, 2025 on the Company’s consolidated balance sheets, which relate to both the Company’s gathering and processing and water handling reportable segments. The Utica Shale Divestiture does not qualify as a discontinued operation under FASB ASC Topic 205, Presentation of Financial Statements, as it does not represent a strategic shift that will have a major effect on the Company’s operations or financial results.

The cash consideration expected to be received for the Utica Shale Divestiture less costs to sell was less than its carrying value of the Utica Shale Property and Equipment’s net assets as of December 5, 2025. Accordingly, the Company reduced the carrying value of the Utica Shale Property and Equipment to the estimated selling price less costs to sell and recorded a loss on long-lived assets of $87 million during the year ended December 31, 2025 in its statements of operations and comprehensive income.

The carrying value of the Utica Shale Property and Equipment’s assets and liabilities held for sale were as follows:

(in thousands)	December 31, 2025
Current assets:
Accounts receivable–Antero Resources	$4,600
Long-term assets:
Property and equipment, net	378,560
Other assets, net	476
Total	$383,636

Current liabilities:
Accounts payable–third party	$634
Accrued liabilities	1,663
Long-term liabilities:
Other long-term liabilities	3,021
Total	$5,318

(4)  Intangibles

All customer relationships are subject to amortization and are amortized over a weighted-average period of 16 years, which reflects the remaining economic life of the relationships as of December 31, 2025. The Company recorded amortization expense of $71 million for each of the years ended December 31, 2023, 2024 and 2025.

The carrying amount of customer relationships were as follows:

	December 31,
(in thousands)	2024	2025
Gross carrying value of customer relationships	$1,555,000	1,555,000
Accumulated amortization of customer relationships	(410,241)	(480,913)
Customer relationships	$1,144,759	1,074,087

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Future amortization expense as of December 31, 2025 is as follows (in thousands):

Year ending December 31, 2026	$70,672
Year ending December 31, 2027	70,672
Year ending December 31, 2028	70,672
Year ending December 31, 2029	70,672
Year ending December 31, 2030	70,672
Thereafter	720,727
Total	$1,074,087

(5)  Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned during the years ended December 31, 2023, 2024 and 2025 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company.  Direct operating expense includes costs charged to the Company of $18 million, $20 million and $21 million during the years ended December 31, 2023, 2024 and 2025, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, compressor stations and water handling assets. For the years ended December 31, 2023, 2024 and 2025, general and administrative expense includes costs charged to the Company by Antero Resources of $29 million, $32 million and $33 million, respectively. These costs relate to: (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

(6)  Revenue

All of the Company’s gathering and compression revenues are derived from operating lease agreements, and all of the Company’s water handling revenues are derived from service contracts with customers. The Company earned substantially all of its revenues from Antero Resources.

(a)	Gathering and Compression

The Company’s gathering and compression service agreements with Antero Resources include: (i) the 2019 gathering and compression agreement, (ii) the Marcellus gathering and compression agreement, (iii) the Utica compression agreement and (iv) the Mountaineer gathering and compression agreement. Pursuant to the gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively, and the Utica compression agreement has one remaining acreage dedication that expires in 2030. Upon expiration of the Marcellus gathering and compression agreement, the Utica compression agreement and the Mountaineer gathering and compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional undedicated acreage it acquires during the term of the 2019 gathering and compression agreement outside of West Virginia, Ohio and Pennsylvania on the same terms

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

and conditions as the 2019 gathering and compression agreement. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. The Utica compression agreement is included in the Utica Shale Divestiture.

The 2019 gathering and compression agreement included a growth incentive fee program whereby low pressure gathering fees were reduced from 2020 through 2023 to the extent Antero Resources achieved certain quarterly volumetric targets during such time. Only Antero Resources’ throughput gathered under the 2019 gathering and compression agreement was considered in low pressure gathering volume targets. For the year ended December 31, 2023, Antero Resources earned a fee rebate of $52 million. The growth incentive fee rebate program expired on December 31, 2023.

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

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new low pressure lines, high pressure lines and/or compressor stations, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 75% of the high pressure gathering capacity and 70% of the compression capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a return on capital invested of 13% per annum over a period of seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. As of December 31, 2025, the minimum lease payments for the 2019 gathering and compression agreement and Mountaineer gathering and compression agreement end in 2035 and 2026, respectively. As of January 1, 2025, there were no minimum lease payments for the Marcellus gathering and compression agreement.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

customer the month after each service is performed, and payment is due in the same month. The Company is not party to any leases that have not commenced.

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of December 31, 2025 are as follows (in thousands):

Year ending December 31, 2026	$314,934
Year ending December 31, 2027	254,249
Year ending December 31, 2028	183,839
Year ending December 31, 2029	123,016
Year ending December 31, 2030	89,885
Thereafter	134,944
Total (1)	$1,100,867
(1)	Minimum future lease cash flows related to the Utica Shale Property and Equipment classified as held for sale were $48 million as of December 31, 2025.

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia and Ohio. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee. The cost of service fee allows the Company to recover its share of capital expenditures to construct any new facilities required to provide other fluid handling services to Antero Resources and earn a return on capital invested of 13% per annum over a period of seven years. As of December 31, 2025, the Company had minimum future revenues for its cost of service fees of $67 million to be received and recognized by the Company under the water services agreement during 2026 through 2032 as the agreement’s performance obligations are satisfied.

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Contract Balances

Under the Company’s water service contracts, the Company invoices customers after the performance obligations have been satisfied, at which point payment is unconditional. Accordingly, the Company’s water service contracts do not give rise to contract assets or liabilities.

(c)	Disaggregation of Revenue

In the following table, revenue is disaggregated by type of service and type of fee and is identified by the reportable segment to which such revenues relate. See Note 17—Reportable Segments for additional information.

	Year Ended December 31,
(in thousands)	2023	2024	2025
Reportable segment / Type of service
Gathering and Processing (1)
Gathering—low pressure	$420,002	427,074	451,168
Gathering—low pressure fee rebate	(51,500)	—	—
Compression	246,952	252,984	269,563
Gathering—high pressure	226,908	246,005	266,553
Amortization of customer relationships	(37,086)	(37,086)	(37,086)
Water Handling
Fresh water delivery	164,641	149,072	154,498
Other fluid handling	105,440	101,730	117,316
Amortization of customer relationships	(33,586)	(33,586)	(33,586)
Total	$1,041,771	1,106,193	1,188,426

Reportable segment / Type of contract
Gathering and Processing (1)
Per unit fixed fee	$893,862	926,063	987,284
Gathering—low pressure fee rebate	(51,500)	—	—
Amortization of customer relationships	(37,086)	(37,086)	(37,086)
Water Handling
Per unit fixed fee	166,055	151,016	156,914
Cost plus 3%	81,125	69,095	77,202
Cost of service fee	22,901	30,691	37,698
Amortization of customer relationships	(33,586)	(33,586)	(33,586)
Total	$1,041,771	1,106,193	1,188,426
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2024 and 2025 were $115 million and $111 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(7)  Property and Equipment

Property and equipment, net consisted of the following items:

	Estimated	December 31,
(in thousands)	Useful Lives	2024	2025
Land	n/a	$31,237	29,435
Gathering systems and facilities	40-50 years (1)	3,553,934	3,197,948
Permanent buried pipelines and equipment	7-20 years	653,891	651,286
Surface pipelines and equipment	1-7 years	110,677	161,751
Heavy trucks and equipment	3-5 years	4,413	4,413
Above ground storage tanks	5-10 years	5,131	5,481
Other assets	3-20 years	8,111	8,389
Construction-in-progress	n/a	184,680	141,233
Total property and equipment		4,552,074	4,199,936
Less accumulated depreciation		(670,453)	(745,364)
Property and equipment, net		$3,881,621	3,454,572

(1)Gathering systems and facilities are recognized as a single-leased asset with no residual value.

(8)  Income Taxes

Income tax expense consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2024	2025
Current:
State	$(6,377)	—	1,646
Current income tax expense (benefit)	(6,377)	—	1,646
Deferred:
U.S. federal	108,347	119,134	121,729
State	26,317	28,595	27,658
Deferred income tax expense	134,664	147,729	149,387
Total income tax expense	$128,287	147,729	151,033

Income tax expense differs from the amount that would be computed by applying the U.S. statutory federal income tax rate of 21% to income before taxes as a result of the following:

	Year Ended December 31,
	2023		2024		2025
(in thousands, except percentages)	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory income tax	$105,015	21.0%	$115,210	21.0%	$118,481	21.0%
State and local income tax expense, net of federal effect(1)	19,940	4.0%	28,595	5.2%	29,304	5.2%
Changes in valuation allowance	—	—%	(1,917)	(0.3)%	77	—%
Nontaxable or nondeductible items:
Executive compensation	4,530	0.9%	6,751	1.2%	9,318	1.7%
Other	(1,198)	(0.2)%	(910)	(0.2)%	(6,147)	(1.1)%
Total income tax expense / Effective tax rate	$128,287	25.7%	$147,729	26.9%	$151,033	26.8%
(1)	West Virginia made up the majority (greater than 50 percent) of the Company’s state income tax expense, net of the federal effect for the years ended December 31, 2023, 2024 and 2025.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Income taxes paid (refunded) consisted of the following:

	Year Ended December 31,
(in thousands)	2023	2024	2025
U.S. federal income taxes	$—	(104)	2,000
West Virginia income taxes	(9,626)	—	600
Total income taxes paid (refunded)	$(9,626)	(104)	2,600

Deferred income taxes reflect the impact of temporary differences between assets and liabilities for financial reporting purposes and such amounts as measured by tax laws. The tax effect of the temporary differences giving rise to net deferred income tax assets and liabilities is as follows:

	December 31,
(in thousands)	2024	2025
Deferred income tax assets:
NOL carryforwards	$117,854	137,721
Equity-based compensation	3,359	3,154
Charitable contributions	237	332
Total deferred income tax assets	121,450	141,207
Valuation allowance	(237)	(332)
Deferred income tax assets, net	121,213	140,875

Deferred income tax liability:
Investment in Antero Midstream Partners	534,821	703,871
Deferred income tax liability, net	$(413,608)	(562,996)

In assessing the realizability of the deferred income tax assets, management considers whether some portion or all of the deferred income tax assets will be realized based on a more-likely-than-not standard of judgment. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which the Company’s temporary differences become deductible. Management considers projected future taxable income and tax planning strategies in making this assessment. Based upon the projections of future taxable income over the periods in which the deferred income tax assets are deductible, management believed that the Company will not realize the benefits of certain of these deductible differences related to charitable contributions. As such, as of December 31, 2024 and 2025, the Company recorded a full valuation allowance for its charitable contributions.

The calculation of the Company’s tax assets and liabilities involves uncertainties in the application of complex tax laws and regulations. The Company gives financial statement recognition to those tax positions that it believes are more-likely-than-not to be sustained upon examination by the IRS or state revenue authorities. As of December 31, 2024 and 2025, the Company did not have any uncertain tax positions.

As of December 31, 2025, the Company has U.S. federal and state NOL carryforwards before the effect of income taxes of $557 million and $406 million, respectively, which have no expiration date. Tax years 2022 through 2025 remain open to examination by the IRS. The Company and its subsidiaries file tax returns with various state taxing authorities, and those returns remain open to examination for tax years 2021 through 2025.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(9)  Long-Term Debt

Long-term debt consisted of the following items:

	December 31,
(in thousands)	2024	2025
Credit Facility	$484,300	—
5.75% senior notes due 2027	650,000	—
5.75% senior notes due 2028	650,000	650,000
5.375% senior notes due 2029	750,000	750,000
6.625% senior notes due 2032	600,000	600,000
5.75% senior notes due 2033	—	650,000
5.75% senior notes due 2034	—	600,000
Total principal	3,134,300	3,250,000
Unamortized debt premium	882	—
Unamortized debt issuance costs	(18,224)	(27,470)
Total long-term debt	$3,116,958	3,222,530

(a)	Credit Facility

On July 30, 2024, Antero Midstream Partners, an indirect, wholly owned subsidiary of Antero Midstream Corporation, as borrower (the “Borrower”), amended and restated its senior secured revolving credit facility with a syndicate of banks. Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2024 and 2025, respectively. The Credit Facility matures on July 30, 2029; provided that if on the date that is 91 days prior to the stated maturity of any outstanding senior unsecured notes of the Borrower, including the 2028 Notes (as defined below) and the 2029 Notes (as defined below), the outstanding principal amount of such notes is greater than or equal to $50 million and the sum of (A) the outstanding principal amount of loans, undrawn letters of credit, and drawn but unreimbursed amounts with respect to letters of credit, in each case, then outstanding under the Credit Facility plus (B) (1) the outstanding principal amount of such notes on such date minus (2) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the Credit Facility), the Credit Facility will mature on such date. As of December 31, 2025, the Credit Facility had an available borrowing capacity of $1.25 billion.

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

The Credit Facility also requires the Borrower to maintain the following financial ratios:

●	other than during an Investment Grade Period (as defined in the Credit Facility) a consolidated interest coverage ratio, which is the ratio of Antero Midstream Partners’ consolidated EBITDA to its consolidated current interest charges of at least 2.5 to 1.0 at the end of each fiscal quarter;
●	a consolidated total leverage ratio, which is the ratio of consolidated debt to consolidated EBITDA, of not more than 5.00 to 1.00 at the end of each fiscal quarter; provided that, at Antero Midstream Partners’ election, which may be exercised only once, during a period that is not an Investment Grade Period (the “Financial Covenant Election”), the consolidated total leverage ratio shall be no more than 5.25 to 1.0; and
●	after a Financial Covenant Election, a consolidated senior secured leverage ratio covenant in addition to the 5.25 to 1.0 consolidated total leverage ratio covenant, which is the ratio of consolidated senior secured debt to consolidated EBITDA, of not more than 3.75 to 1.0.

The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2024 and 2025.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The Credit Facility provides for borrowing under either the Adjusted Term SOFR plus a 0.10% credit adjustment spread and subject to a 0.00% floor or the Base Rate (as each term is defined in the Credit Facility). Principal amounts borrowed are payable on the maturity date with such borrowings bearing interest that is payable with respect to (i) Base Rate loans, quarterly and (ii) SOFR Loans at the end of the applicable interest period if three months (or shorter, if applicable), or every three months if the applicable interest period is longer than three months. During any period that is not an Investment Grade Period, the interest margin is determined with reference to the Borrower’s then-current consolidated total leverage ratio, which for SOFR loans range from 1.50% to 2.50%. During any period that is not an Investment Grade Period, commitment fees on the unused portion of the Credit Facility are due quarterly at rates ranging from 0.25% to 0.375%. If the Borrower receives at least two Investment Grade Ratings (as defined in the Credit Facility), no default or event of default exists and the Borrower is in pro forma compliance with the Credit Facility’s financial covenants (subject to provision of the Credit Facility), the Borrower may elect to enter into an Investment Grade Period. During an Investment Grade Period, the interest margin is determined by reference to the Company’s corporate family rating, which for SOFR loans range from 1.125% to 2.000%. In addition, during an Investment Grade Period, the commitment fees on the unused portion of the Credit Facility are determined by reference to the Company’s corporate family rating, which range from 0.125% to 0.300%. The Borrower was not in an Investment Grade Period during the years ended December 31, 2024 and 2025.

As of December 31, 2024, the Borrower had outstanding borrowings under the Credit Facility of $484 million with a weighted average interest rate of 6.09%, and the Borrower had no letters of credit outstanding on such date. As of December 31, 2025, the Borrower had no outstanding borrowings or letters of credit under the Credit Facility.

(b)	7.875% Senior Notes Due 2026

On November 10, 2020, Antero Midstream Partners and its wholly owned subsidiary Finance Corp (the “Issuers”) issued $550 million in aggregate principal amount of 7.875% senior notes due May 15, 2026 at par. Interest on the 2026 Notes was payable on May 15 and November 15 of each year. During the year ended December 31, 2024, the Issuers repurchased or otherwise fully redeemed $550 million aggregate principal amount of its 2026 Notes at a weighted average premium of 101.975% of the principal amount thereof, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $14 million, which included the write-off of all unamortized debt issuance costs. The 2026 Notes were fully retired as of May 16, 2024.

(c)	5.75% Senior Notes Due 2027

On February 25, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par.  The 2027 Notes were recorded at their fair value of $653 million as of March 12, 2019, and the related premium of $3 million will be amortized into interest expense over the life of the 2027 Notes. Interest on the 2027 Notes was payable on March 1 and September 1 of each year. On September 23, 2025, the Issuers redeemed all $650 million of the 2027 Notes at par, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $1 million during the year ended December 31, 2025, which included the write-off of all unamortized premium and debt issuance costs.

(d)5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par. The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time at redemption prices ranging from 100.958% as of December 31, 2025 to 100.00% on or after January 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(e)	5.375% Senior Notes Due 2029

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 101.344% as of December 31, 2025 to 100.00% on or after June 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

On September 22, 2025, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due October 15, 2033 at par. The 2033 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2033 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2033 Notes is payable on April 15 and October 15 of each year. Antero Midstream Partners may redeem all or part of the 2033 Notes at any time on or after October 15, 2028 at redemption prices ranging from 102.875% on or after October 15, 2028 to 100.00% on or after October 15, 2030. In addition, prior to October 15, 2028, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2033 Notes with an amount of cash not greater than the net cash proceeds of certain equity offerings, if certain conditions are met, at a redemption price of 105.750% of the principal amount of the 2033 Notes, plus accrued and unpaid interest. At any time prior to October 15, 2028, Antero Midstream Partners may also redeem the 2033 Notes, in whole or in part, at a price equal to 100% of the principal amount of the 2033 Notes plus a “make-whole” premium and accrued and unpaid interest. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2033 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2033 Notes at a price equal to 101% of the principal amount of the 2033 Notes, plus accrued and unpaid interest.

(h)	5.75% Senior Notes Due 2034

On December 23, 2025, the Issuers issued $600 million in aggregate principal amount of 5.75% senior notes due July 1, 2034 (the “2034 Notes”) at par. The 2034 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2034 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2034 Notes is payable on January 1 and July 1 of each year.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

Antero Midstream Partners may also redeem all or a part of the 2034 Notes at any time on or after January 1, 2029 at the redemption prices ranging from 102.875% on or after January 1, 2029 to 100.00% on or after January 1, 2031, plus accrued and unpaid interest, if any, to, but excluding, the redemption date. In addition, at any time prior to January 1, 2029, Antero Midstream Partners may redeem up to 35% of the aggregate principal amount of the 2034 Notes at a redemption price equal to 105.750% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from certain equity offerings. At any time prior to January 1, 2029, Antero Midstream Partners may redeem all or part of the 2034 Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the 2034 Notes plus a “make-whole” premium plus accrued and unpaid interest, if any, to, but excluding, the redemption date. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2034 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2034 Notes at a price equal to 101% of the principal amount of the 2034 Notes, plus accrued and unpaid interest.

(i)	Senior Notes Guarantors

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) has fully and unconditionally guaranteed the 2028 Notes, 2029 Notes, 2032 Notes, 2033 Notes and 2034 Notes (collectively the “Senior Notes”). In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

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

During the years ended December 31, 2023, 2024 and 2025, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(10)  Accrued Liabilities

Accrued liabilities consisted of the following items:

	December 31,
(in thousands)	2024	2025
Capital expenditures	$10,980	19,523
Operating expenses	14,536	13,139
Interest expense	48,808	46,322
Ad valorem taxes	6,258	6,222
Other	2,973	6,321
Total accrued liabilities	$83,555	91,527

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(11)  Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

Effective March 12, 2019, the Board of Directors of Antero Midstream Corporation (the “Board”) adopted the Antero Midstream Corporation Long Term Incentive Plan under which awards may be granted to employees, directors, and other service providers of the Company and its affiliates. On June 5, 2024, that Company’s stockholders approved the AM LTIP. This amendment increased the number of shares of the Company’s common stock reserved for awards from 15,398,901 shares to 28,735,901 shares, and extended the term of the plan from March 12, 2029 to June 5, 2034. The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of December 31, 2025, a total of 15,223,526 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Year Ended December 31,
(in thousands)	2023	2024	2025
Restricted stock units	$24,409	33,666	34,045
Performance share units	6,266	9,669	10,769
Equity awards issued to directors	931	997	1,144
Total expense	$31,606	44,332	45,958

The total fair value of the Company’s vested equity awards for the years ended December 31, 2023, 2024 and 2025 were $22 million, $37 million and $67 million, respectively.

(b)	Restricted Stock Unit Awards

RSU awards vest subject to the satisfaction of service requirements. Expense related to each RSU award is recognized on a straight-line basis over the requisite service period of the entire award. The grant date fair values of these awards are determined based on the closing price of the Company’s common stock on the date of the grant. The weighted average grant date fair value per share for RSUs granted during the years ended December 31, 2023, 2024 and 2025 were $10.59, $13.45 and $16.47, respectively.

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	5,642,261	$11.79
Granted	2,117,849	16.47
Vested	(3,096,963)	11.33
Forfeited	(175,779)	14.53
Total awarded and unvested—December 31, 2025	4,487,368	$14.20

As of December 31, 2025, unamortized equity-based compensation expense of $38 million related to the unvested RSUs is expected to be recognized over a weighted average period of 1.8 years.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

In April 2022, the Company granted performance share units (“PSUs”) to certain of its employees and executive officers that vest based on the Company’s actual return on invested capital (“ROIC”) (as defined in the award agreement) over a three-year period concluding on December 31, 2024 as compared to a targeted ROIC (“2022 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2022 ROIC PSUs ranges from zero to 200% of the target number of 2022 ROIC PSUs originally granted. The performance condition for the 2022 ROIC PSUs was met at 200% of target as of December 31, 2024. As a result, during the first quarter of 2025 the 2022 ROIC PSUs vested and converted into approximately 0.9 million shares of the Company’s common stock. As of December 31, 2025, there were no 2022 ROIC PSUs outstanding.

In March 2023, the Company granted PSUs to certain of its employees and executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2025 as compared to a targeted ROIC (“2023 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2023 ROIC PSUs ranges from zero to 200% of the target number of 2023 ROIC PSUs originally granted. The performance condition for the 2023 ROIC PSUs was met at 200% of target as of December 31, 2025. As a result, during the first quarter of 2026, the 2023 ROIC PSUs will vest and convert into approximately one million shares of the Company’s common stock.

In March 2024, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2026 as compared to a targeted ROIC (“2024 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2024 ROIC PSUs ranges from zero to 200% of the target number of 2024 ROIC PSUs originally granted. The likelihood of achieving the performance conditions related to 2024 ROIC PSUs was probable as of December 31, 2025.

In March 2025, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2027 as compared to a targeted ROIC (“2025 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2025 ROIC PSUs ranges from zero to 200% of the target number of 2025 ROIC PSUs originally granted. The likelihood of achieving the performance conditions related to 2025 ROIC PSU awards was probable as of December 31, 2025.

Summary Information for Performance Share Unit Awards

PSU awards vest subject to the satisfaction of certain performance and service requirements. Expense related to each PSU award is recognized on a straight-line basis over the performance period of the entire award. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to PSU awards is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The grant date fair value per share for PSUs granted during the years ended December 31, 2023, 2024 and 2025 were $10.58, $13.44 and $16.46, respectively.

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2024	1,302,338	$11.59
Granted	300,029	16.46
Vested	(439,935)	11.28
Total awarded and unvested—December 31, 2025	1,162,432	$12.96

As of December 31, 2025, unamortized equity-based compensation expense of $11 million related to the unvested PSUs is expected to be recognized over a weighted average period of 1.6 years.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(12)  Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2022	January 25, 2023	February 8, 2023	$108,364	$0.2250
*	February 14, 2023	February 14, 2023	138	*
Q1 2023	April 26, 2023	May 10, 2023	110,607	0.2250
*	May 15, 2023	May 15, 2023	137	*
Q2 2023	July 26, 2023	August 9, 2023	107,900	0.2250
*	August 14, 2023	August 14, 2023	138	*
Q3 2023	October 25, 2023	November 8, 2023	107,975	0.2250
*	November 14, 2023	November 14, 2023	137	*
	Total 2023		$435,396

Q4 2023	January 24, 2024	February 7, 2024	$107,918	$0.2250
*	February 14, 2024	February 14, 2024	138	*
Q1 2024	April 24, 2024	May 8, 2024	112,818	0.2250
*	May 15, 2024	May 15, 2024	137	*
Q2 2024	July 24, 2024	August 7, 2024	108,516	0.2250
*	August 14, 2024	August 14, 2024	138	*
Q3 2024	October 23, 2024	November 6, 2024	108,382	0.2250
*	November 14, 2024	November 14, 2024	137	*
	Total 2024		$438,184

Q4 2024	January 29, 2025	February 12, 2025	$112,615	$0.2250
*	February 14, 2025	February 14, 2025	138	*
Q1 2025	April 23, 2025	May 7, 2025	111,519	0.2250
*	May 15, 2025	May 15, 2025	137	*
Q2 2025	July 23, 2025	August 6, 2025	107,686	0.2250
*	August 14, 2025	August 14, 2025	138	*
Q3 2025	October 22, 2025	November 5, 2025	107,187	0.2250
*	November 14, 2025	November 14, 2025	137	*
	Total 2025		$439,557
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 13—Equity and Net Income Per Common Share.

On January 14, 2026, the Board announced the declaration of a cash dividend on the shares of AM common stock of $0.2250 per share for the quarter ended December 31, 2025. The dividend was paid on February 11, 2026 to stockholders of record as of January 28, 2026. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that will be paid on February 17, 2026 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Net Income Per Common Share. As of December 31, 2025, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(13)  Equity and Net Income Per Common Share

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

(b)Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Year Ended December 31,
(in thousands)	2023	2024	2025
Basic weighted average number of common shares outstanding	479,378	480,822	477,906
Add: Dilutive effect of RSUs	1,668	2,345	2,169
Add: Dilutive effect of PSUs	528	1,417	1,540
Add: Dilutive effect of Series A Preferred Stock	798	663	562
Diluted weighted average number of common shares outstanding	482,372	485,247	482,177

There were no anti-dilutive securities outstanding during the years ended December 31, 2023, 2024 and 2025.

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

	Year Ended December 31,
(in thousands, except per share amounts)	2023	2024	2025
Net income	$371,786	400,892	413,163
Less preferred stock dividends	(550)	(550)	(550)
Net income available to common shareholders	$371,236	400,342	412,613

Net income per common share–basic	$0.77	0.83	0.86
Net income per common share–diluted	$0.77	0.83	0.86

Weighted average common shares outstanding–basic	479,378	480,822	477,906
Weighted average common shares outstanding–diluted	482,372	485,247	482,177

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(14)  Fair Value Measurement

The carrying values on the consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The carrying value of the amounts under the Credit Facility as of December 31, 2024 and 2025 approximated fair value because the variable interest rates are reflective of current market conditions.

The fair value and carrying value of the Company’s Senior Notes is as follows:

	December 31, 2024		December 31, 2025
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2027 Notes	$646,750	648,082	—	—
2028 Notes	644,410	646,684	649,155	647,725
2029 Notes	730,425	744,516	750,000	745,620
2032 Notes	602,220	593,376	621,000	594,132
2033 Notes	—	—	653,250	642,525
2034 Notes	—	—	604,800	592,528
Total	$2,623,805	2,632,658	3,278,205	3,222,530
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs and debt premium.

The Company used an income approach to estimate the selling price less costs to sell of the Utica Shale Property and Equipment, which represents fair value of the Utica Shale Property and Equipment as of December 31, 2025. The selling price less costs to sell is based on significant inputs not observable in the market, and therefore, represents a Level 3 measurement within the fair value hierarchy. See Note 3—Transactions for additional information.

(15)  Investments in Unconsolidated Affiliates

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2023	$508,821	117,829	626,650
Additional investments	—	2,393	2,393
Equity in earnings of unconsolidated affiliates (1)	102,474	8,099	110,573
Distributions from unconsolidated affiliates	(120,930)	(14,730)	(135,660)
Balance as of December 31, 2024	$490,365	113,591	603,956
Additional investments	—	6,653	6,653
Equity in earnings of unconsolidated affiliates (1)	107,815	8,624	116,439
Distributions from unconsolidated affiliates	(126,675)	(14,595)	(141,270)
Balance as of December 31, 2025	$471,505	114,273	585,778
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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

(b)Summarized Financial Information of Unconsolidated Affiliates

The following tables present summarized financial information for the Company’s investments in unconsolidated affiliates:

Combined Balance Sheets

	December 31,
(in thousands)	2024	2025
Current assets	$79,680	85,437
Noncurrent assets	1,412,844	1,407,921
Total assets	$1,492,524	1,493,358

Current liabilities	$9,319	16,432
Noncurrent liabilities	3,630	3,230
Noncontrolling interest	139,368	133,012
Partners' capital	1,340,207	1,340,684
Total liabilities and partners' capital	$1,492,524	1,493,358

Statements of Combined Operations

	Year Ended December 31,
(in thousands)	2023	2024	2025
Revenues	$388,717	407,553	426,276
Operating expenses	156,678	163,134	168,949
Income from operations	232,039	244,419	257,327
Net income attributable to unconsolidated affiliates, including noncontrolling interest	269,471	284,190	297,717
Net income attributable to unconsolidated affiliates	278,545	293,252	306,777

(16)  Contingencies

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3, 2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which includes pre-judgment interest through April 30, 2023. On May 26, 2023, Veolia filed a notice of appeal of the final judgment, and on June 9, 2023, Antero Treatment filed a notice of cross-appeal. Oral argument at the Colorado Court of Appeals occurred on October 15, 2024. On December 9, 2024, the District Court awarded Antero Treatment approximately $19 million in attorneys’ fees and costs. On December 19, 2024, the Colorado Court of Appeals affirmed the District Court’s May 3, 2023 judgment and associated damages award, and remanded the case to the District Court for purposes of calculating appellate attorneys’ fees and costs owed to the Company by Veolia. On January 27, 2025, Veolia filed a notice of appeal of the District Court’s December 9, 2024 award of attorneys’ fees and costs, and on March 20, 2025, Veolia filed a petition for certiorari in the Colorado Supreme Court challenging the December 19, 2024 decision in the Court of Appeals. On June 26, 2025, the Colorado Court of Appeals dismissed Veolia’s appeal of the December 9, 2024 award of attorneys’ fees and costs with prejudice, following a stipulated motion by Veolia requesting such dismissal. On September 2, 2025, the Colorado Supreme Court granted in part and denied in part Veolia’s petition for certiorari with respect to the December 19, 2024 decision by the Colorado Court of Appeals. Veolia and Antero Treatment have each submitted their principal merits briefs to the Colorado Supreme Court, and Veolia’s reply brief is due on March 5, 2026. Oral argument has not yet been scheduled.

(17)  Reportable Segments

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

	Year Ended December 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$987,284	269,399	—	1,256,683
Revenue–third-party	—	2,415	—	2,415
Amortization of customer relationships	(37,086)	(33,586)	—	(70,672)
Total revenues	950,198	238,228	—	1,188,426
Operating expenses:
Direct operating	107,846	124,064	—	231,910
General and administrative (excluding equity-based compensation)	21,394	14,879	5,703	41,976
Equity-based compensation	30,025	14,789	1,144	45,958
Facility idling	—	1,801	—	1,801
Depreciation	76,559	57,751	—	134,310
Impairment of property and equipment	—	984	—	984
Loss on long-lived assets	82,960	3,666	—	86,626
Other (2)	—	192	—	192
Total operating expenses	318,784	218,126	6,847	543,757
Operating income	$631,414	20,102	(6,847)	644,669

Equity in earnings of unconsolidated affiliates	$116,439	—	—	116,439
Additions to property and equipment	$91,533	70,722	—	162,255

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

ANTERO MIDSTREAM CORPORATION

Notes to Consolidated Financial Statements (Continued)

The summarized total assets of the Company’s reportable segments are as follows:

	Year ended December 31, 2024
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated	Total
Investments in unconsolidated affiliates	$603,956	—	—	603,956
Total assets	4,769,825	991,923	—	5,761,748

	Year Ended December 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$585,778	—	—	585,778
Total assets	4,651,002	968,282	264,832	5,884,116
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.