Form 10-Q
period 2026-03-31
Antero Midstream Corp
filed 2026-04-29
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Number of shares of the registrant’s common stock outstanding as of April 24, 2026 (in thousands): 474,980

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	our ability to execute our business strategy;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	our ability to execute our share repurchase and dividend programs;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	risks associated with the successful integration and future performance of the HG Acquisition (as defined in Note 3—Transactions to the unaudited condensed consolidated financial statements);
●	costs of conducting our operations;
●	impacts of geopolitical events, including the conflicts in Ukraine, Venezuela and in the Middle East, and world health events;
●	actions taken by third-party producers, operators, processors and transporters;
●	competition;
●	government regulations and changes in laws;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	expectations regarding the amount and timing of litigation awards;
●	pending legal or environmental matters;
●	uncertainty regarding our future operating results;
●	credit markets;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;

●	general economic conditions; and
●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

We caution investors that these forward-looking statements are subject to all of the risks and uncertainties incidental to our business, most of which are difficult to predict and many of which are beyond our control. These risks include, but are not limited to, commodity price volatility, inflation, supply chain or other disruptions, environmental risks, Antero Resources’ drilling and completion and other operating risks, regulatory changes or changes in law, the uncertainty inherent in projecting Antero Resources’ future rates of production, cash flows and access to capital, the timing of development expenditures, impacts of world health events, cybersecurity risks, the state of markets for, and availability of, verified quality carbon offsets and the other risks described or referenced under the heading “1A. Risk Factors” herein, including the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), which is on file with the Securities and Exchange Commission (“SEC”).

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	March 31,
	2025	2026
Assets
Current assets:
Cash and cash equivalents	$180,435	—
Restricted cash	82,500	—
Accounts receivable–Antero Resources	106,771	147,086
Accounts receivable–third party	993	3,156
Income tax receivable	1,896	1,896
Current assets held for sale	4,600	—
Other current assets	2,669	2,804
Total current assets	379,864	154,942
Long-term assets:
Property and equipment, net	3,454,572	3,931,657
Investments in unconsolidated affiliates	585,778	580,970
Customer relationships	1,074,087	1,682,303
Operating leases right-of-use assets	—	46,156
Assets held for sale	379,036	—
Other assets, net	10,779	9,836
Total assets	$5,884,116	6,405,864

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$5,366	9,003
Accounts payable–third party	10,368	15,862
Accrued liabilities	91,527	117,576
Short-term lease liabilities	—	13,176
Current liabilities held for sale	2,297	—
Other current liabilities	1,924	1,633
Total current liabilities	111,482	157,250
Long-term liabilities:
Long-term debt	3,222,530	3,665,937
Deferred income tax liability, net	562,996	600,634
Long-term lease liabilities	—	33,415
Liabilities held for sale	3,021	—
Other	12,046	12,179
Total liabilities	3,912,075	4,469,415
Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2025 and March 31, 2026
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2025 and March 31, 2026	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 474,060 and 475,028 issued and outstanding as of December 31, 2025 and March 31, 2026, respectively	4,741	4,750
Additional paid-in capital	1,952,524	1,827,496
Retained earnings	14,776	104,203
Total stockholders' equity	1,972,041	1,936,449
Total liabilities and stockholders' equity	$5,884,116	6,405,864

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2025	2026
Revenue:
Gathering and compression–Antero Resources	$238,017	261,999
Gathering and compression–third party	—	295
Water handling–Antero Resources	70,275	72,816
Water handling–third party	505	311
Amortization of customer relationships	(17,668)	(21,210)
Total revenue	291,129	314,211
Operating expenses:
Direct operating	56,830	70,697
General and administrative (including $12,402 and $10,579 of equity-based compensation in 2025 and 2026, respectively)	23,024	22,347
Facility idling	443	545
Depreciation	32,748	34,635
Impairment of property and equipment	817	—
Gain on long-lived assets	—	(2,658)
Other operating expense, net	44	34
Total operating expenses	113,906	125,600
Operating income	177,223	188,611
Other income (expense):
Interest expense, net	(48,410)	(54,029)
Equity in earnings of unconsolidated affiliates	28,020	30,012
Transaction expense	—	(8,689)
Total other expense	(20,390)	(32,706)
Income before income taxes	156,833	155,905
Income tax expense	(36,096)	(37,639)
Net income and comprehensive income	$120,737	118,266

Net income per common share–basic	$0.25	0.25
Net income per common share–diluted	$0.25	0.25

Weighted average common shares outstanding:
Basic	479,064	473,866
Diluted	484,378	477,963

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Retained	Total
	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2024	$—	479,422	$4,794	2,019,830	90,547	2,115,171
Dividends to stockholders	—	—	—	(22,206)	(90,547)	(112,753)
Equity-based compensation	—	—	—	12,402	—	12,402
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,563	16	(18,465)	—	(18,449)
Repurchases and retirement of common stock	—	(1,722)	(17)	(7,189)	(21,363)	(28,569)
Net income and comprehensive income	—	—	—	—	120,737	120,737
Balance at March 31, 2025	$—	479,263	4,793	1,984,372	99,374	2,088,539

Balance at December 31, 2025	$—	474,060	$4,741	1,952,524	14,776	1,972,041
Dividends to stockholders	—	—	—	(99,112)	(14,776)	(113,888)
Equity-based compensation	—	—	—	10,579	—	10,579
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,970	19	(32,555)	—	(32,536)
Repurchases and retirement of common stock	—	(1,002)	(10)	(3,940)	(14,063)	(18,013)
Net income and comprehensive income	—	—	—	—	118,266	118,266
Balance at March 31, 2026	$—	475,028	4,750	1,827,496	104,203	1,936,449

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2026
Cash flows provided by (used in) operating activities:
Net income	$120,737	118,266
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	32,748	34,635
Impairment of property and equipment	817	—
Deferred income tax expense	34,416	37,639
Equity-based compensation	12,402	10,579
Equity in earnings of unconsolidated affiliates	(28,020)	(30,012)
Distributions from unconsolidated affiliates	33,375	35,720
Amortization of customer relationships	17,668	21,210
Amortization of deferred financing costs	1,307	1,512
Settlement of asset retirement obligations	(210)	(34)
Gain on long-lived assets	—	(2,658)
Other operating activities	44	34
Changes in assets and liabilities:
Accounts receivable–Antero Resources	(8,825)	(8,450)
Accounts receivable–third party	35	(246)
Other current assets	(695)	(99)
Accounts payable–Antero Resources	1,629	982
Accounts payable–third party	1,056	6,350
Income taxes payable	1,783	—
Accrued liabilities	(21,325)	13,196
Net cash provided by operating activities	198,942	238,624
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(22,081)	(19,437)
Additions to water handling systems	(8,447)	(18,469)
Additional investments in unconsolidated affiliate	(1,748)	(900)
Acquisition of HG Midstream	—	(1,120,593)
Proceeds from asset sales	5	378,628
Net cash used in investing activities	(32,271)	(780,771)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(112,615)	(111,096)
Dividends to preferred stockholders	(138)	(138)
Repurchases of common stock	(28,569)	(18,013)
Borrowings on Credit Facility	304,300	1,076,900
Repayments on Credit Facility	(311,200)	(634,500)
Payments of deferred financing costs	—	(1,319)
Employee tax withholding for settlement of equity-based compensation awards	(18,449)	(32,536)
Payments on capital lease obligations	—	(86)
Net cash provided by (used in) financing activities	(166,671)	279,212
Net decrease in cash, cash equivalents and restricted cash	—	(262,935)
Cash, cash equivalents and restricted cash, beginning of period	—	262,935
Cash, cash equivalents and restricted cash, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	65,272	44,525
Increase in accrued capital expenditures and accounts payable for property and equipment	5,012	3,146
Increase in accounts receivable–Antero Resources and accounts receivable–third party for the acquisition of HG Midstream	—	11,830
Right-of-use assets obtained in exchange for new operating lease obligations	351	47,473

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Notes to Unaudited Condensed Consolidated Financial Statements

(1) Organization

Antero Midstream Corporation together with its consolidated subsidiaries (the “Company” or “Antero Midstream”) is a growth-oriented midstream company formed to own, operate and develop midstream energy infrastructure primarily to service Antero Resources and its production and completion activity in the Appalachian Basin. The Company’s assets consist of gathering pipelines, centralized compressor stations, interests in processing and fractionation plants and water handling assets. Antero Midstream provides midstream services to Antero Resources under long-term contracts. The Company’s corporate headquarters is located in Denver, Colorado.

(2) Summary of Significant Accounting Policies

(a)	Basis of Presentation

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC applicable to interim financial information and should be read in the context of the Company’s December 31, 2025 consolidated financial statements and notes thereto for a more complete understanding of the Company’s operations, financial position, and accounting policies. The Company’s December 31, 2025 consolidated financial statements were included in the Company’s 2025 Form 10-K, which was filed with the SEC.

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2025 and March 31, 2026, and results of operations and cash flows for the three months ended March 31, 2025 and 2026. The Company has no items of other comprehensive income or loss; therefore, net income is equal to comprehensive income.

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

Transactions between the Company and Antero Resources have been identified in the unaudited condensed consolidated financial statements (see Note 5—Transactions with Affiliates).

(b)	Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of Antero Midstream Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the Company’s unaudited condensed consolidated financial statements.

(c)	Restricted Cash

The Company classifies restricted cash as all cash that is legally or contractually restricted as to withdrawal or usage, including amounts deposited in escrow that are restricted from use. The Company’s restricted cash as of December 31, 2025 was classified as a current asset because the restriction on such cash was released on February 3, 2026 at the closing of the HG Acquisition (as defined in Note 3—Transactions).

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(d)	Recently Issued Accounting Standard

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

(3) Transactions

(a) HG Acquisition

On December 5, 2025, Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly-owned subsidiary of the Company, entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Energy II Midstream Holdings, LLC (“HG Midstream”) for cash consideration of $1.1 billion, subject to the terms and conditions thereof (the “HG Acquisition”). The HG Acquisition included gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. On December 8, 2025, the Company deposited approximately $83 million into escrow to be credited towards the cash consideration payable at the closing of the HG Acquisition, which was classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2025. This acquisition closed on February 3, 2026 (the “Closing Date”), with an effective date of January 1, 2026. In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Resources agreed in principle to certain updates to, and intend to modify, their existing commercial arrangements to provide for on-pad compression with respect to certain wells and to provide certain water services. See Note 6—Revenue for additional information.

The HG Acquisition has been accounted for using the acquisition method of accounting with Antero Midstream Partners identified as the acquirer of HG Midstream. Due to the proximity of the HG Acquisition to March 31, 2026, the Company is still completing its analysis of the final purchase price allocation. The Company expects to complete the purchase price allocation during the 12-month period following the Closing Date. The table below summarizes the preliminary purchase price and estimated fair values of the assets acquired and liabilities assumed as of February 3, 2026. See Note 14—Fair Value Measurement for additional information on the fair value assumptions and hierarchy used in the HG Acquisition preliminary purchase price allocation.

Preliminary Purchase
(in thousands)	Price Allocation
Total cash consideration	$1,108,783

Fair value of assets acquired:
Cash	$20
Accounts receivable – Antero Resources	16,082
Property and equipment, net	470,800
Customer relationships	629,426
Operating lease right-of-use asset	47,033
Other assets	523
Amount attributable to assets acquired	$1,163,884

Fair value of liabilities assumed:
Accrued liabilities	$7,545
Lease liabilities	47,556
Amount attributable to liabilities assumed	$55,101

The Company’s financial statements include $9 million of acquisition-related costs associated with the HG Acquisition during the three months ended March 31, 2026, which are recorded in transaction expense in the unaudited condensed consolidated statements of operations and comprehensive income.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table summarizes amounts contributed by the assets acquired in the HG Acquisition to the Company’s unaudited condensed consolidated results of operations and comprehensive income upon transaction closing on February 3, 2026:

February 3, 2026
(in thousands)	through March 31, 2026
Gathering and compression–Antero Resources	$19,126
Water handling–Antero Resources	6,707
Amortization of customer relationships	(3,542)
Total revenue	22,291

Net loss (1)	$(379)
(1)	Net loss includes transaction expense of $9 million related to the HG Acquisition recognized during the three months ended March 31, 2026.

Pro forma condensed consolidated results of operations and comprehensive income are not presented because the HG Acquisition was not significant to the Company’s unaudited condensed consolidated financial statements.

(b) Utica Shale Divestiture

On December 5, 2025, certain wholly-owned subsidiaries of the Company entered into a purchase and sale agreement with two third-party buyers (collectively, the “Buyer Parties”) to sell substantially all of the Company’s Utica Shale midstream assets located in Ohio (the “Utica Shale Property and Equipment”) for aggregate cash consideration of $400 million, before closing adjustments, subject to the terms and conditions thereof (the “Utica Shale Divestiture”). The Utica Shale Property and Equipment included 118 miles of gathering pipelines, 0.7 Bcfe/d of compression capacity, 85 miles of water pipelines and 12 water impoundments with storage capacity of approximately 2 million barrels. The Utica Shale Divestiture closed on February 23, 2026, with an effective date of July 1, 2025.

The Utica Shale Property and Equipment and its associated assets and liabilities were classified as held for sale as of December 31, 2025 on the Company’s consolidated balance sheet, which relate to both the Company’s gathering and processing and water handling reportable segments. The Utica Shale Divestiture does not qualify as a discontinued operation under FASB ASC Topic 205, Presentation of Financial Statements, as it does not represent a strategic shift that will have a major effect on the Company’s operations or financial results.

The cash consideration received for the Utica Shale Divestiture, less costs to sell, of approximately $380 million was less than its carrying value of the Utica Shale Property and Equipment’s net assets. Accordingly, the Company reduced the carrying value of the Utica Shale Property and Equipment to the estimated selling price less costs to sell and recorded a loss on long-lived assets of $87 million during the year ended December 31, 2025 in its statements of operations and comprehensive income. During the three months ended March 31, 2026, the Company recorded a gain on long-lived assets of $3 million to reflect the cash consideration received for the Utica Shale Divestiture, less costs to sell, upon transaction closing.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The carrying value of the Utica Shale Property and Equipment’s assets and liabilities held for sale were as follows:

(in thousands)	December 31, 2025
Current assets:
Accounts receivable–Antero Resources	$4,600
Long-term assets:
Property and equipment, net	378,560
Other assets, net	476
Total assets	$383,636

Current liabilities:
Accounts payable–third party	$634
Accrued liabilities	1,663
Long-term liabilities:
Other long-term liabilities	3,021
Total liabilities	$5,318

(4) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 21 years, which reflects the remaining economic life of the relationships as of March 31, 2026. The carrying amount of customer relationships were as follows:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2025	2026
Gross carrying value of customer relationships	$1,555,000	2,184,426
Accumulated amortization of customer relationships	(480,913)	(502,123)
Customer relationships	$1,074,087	1,682,303

Future amortization expense as of March 31, 2026 is as follows (in thousands):

Remainder of year ending December 31, 2026	$68,798
Year ending December 31, 2027	91,731
Year ending December 31, 2028	91,731
Year ending December 31, 2029	91,731
Year ending December 31, 2030	91,731
Thereafter	1,246,581
Total	$1,682,303

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(5) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned during the three months ended March 31, 2025 and 2026 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

(b)	Accounts receivable—Antero Resources and Accounts payable—Antero Resources

Accounts receivable—Antero Resources represents amounts due from Antero Resources, primarily related to gathering and compression services and water handling services and cash consideration for the HG Acquisition. Accounts payable—Antero Resources represents amounts due to Antero Resources for general and administrative and other costs.

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company. Direct operating expense includes costs charged to the Company of $5 million and $6 million during the three months ended March 31, 2025 and 2026, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, centralized compressor stations and water handling assets. General and administrative expense includes costs charged to the Company by Antero Resources of $9 million during each of the three months ended March 31, 2025 and 2026. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

(6) Revenue

All of the Company’s gathering and compression revenues are derived from operating lease agreements, and all of the Company’s water handling revenues are derived from service contracts with customers. The Company earned substantially all of its revenues from Antero Resources.

(a)	Gathering and Compression

The Company’s gathering and compression service agreements with Antero Resources include: (i) the second amended and restated gathering and compression agreement dated December 8, 2019, including the updates agreed to in principle as it relates to the HG Acquisition (the “2019 gathering and compression agreement”), (ii) a gathering and compression agreement acquired with the Crestwood Equity Partners LP (“Crestwood”) assets (the “Marcellus gathering and compression agreement”), and (iii) a gathering and compression agreement acquired with the Summit Midstream Partners, LP (NYSE: SMLP) (“Summit”) assets (the “Mountaineer gathering and compression agreement”). The Company also had a compression agreement acquired with the EnLink Midstream LLC (NYSE: ENLC) (“EnLink”) assets that was divested at the closing of the Utica Shale Divestiture on February 23, 2026 (the “Utica compression agreement” and together with the 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement, the “gathering and compression agreements”).

Pursuant to the gathering and compression agreements, Antero Resources has dedicated substantially all of its current and future acreage in West Virginia, Ohio and Pennsylvania to the Company for gathering and compression services. The 2019 gathering and compression agreement, Marcellus gathering and compression agreement and Mountaineer gathering and compression agreement have initial terms through 2038, 2031 and 2026, respectively. Upon expiration of the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement, the Company will continue to provide gathering and compression services under the 2019 gathering and compression agreement. The Company also has an option to gather and compress natural gas produced by Antero Resources on any additional undedicated acreage it acquires during the term of the 2019 gathering and compression agreement outside of West Virginia, Ohio and Pennsylvania on the same terms and conditions as the 2019 gathering and compression agreement. Upon completion of the initial contract term in 2038, the 2019 gathering and compression agreement will continue in effect from year to year until such time as the agreement

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement.

Under the gathering and compression agreements, the Company receives, where applicable, a gathering fee, a centralized compression fee and a high pressure gathering fee, substantially all of which are subject to annual Consumer Price Index (“CPI”)-based adjustments (or, in the case of the 2019 gathering and compression agreement, the option in certain cases to elect a cost of service fee when such assets are placed in-service). In addition, under the 2019 gathering and compression agreement, the Company receives a reimbursement for certain variable costs, such as electricity and operating expenses. In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Resources agreed in principle to certain updates to, and intend to modify, their existing commercial arrangement to provide for on-pad compression with respect to certain wells. For on-pad compression services provided by third-party-owned equipment, Antero Resources will reimburse the Company’s third-party out-of-pocket costs plus 3%. For on-pad compression services provided by Company-owned assets, the Company will charge Antero Resources a cost of service fee that allows the Company to earn a return on capital invested of 13% per annum over a period of seven years.

The Company determined that its gathering and compression agreements are operating leases as Antero Resources obtains substantially all of the economic benefit of the assets and has the right to direct the use of the assets. Each gathering and compression system is an identifiable asset, and consists of a network of assets that may include underground gathering pipelines, on-pad compression, centralized compression stations and/or high pressure pipelines, among other assets, that connect and deliver gas from specific well pads to a third-party pipeline, third-party processing plant or a Joint Venture processing plant. The Company has a compression system related to its EnLink assets that was an identifiable asset, and consisted of a network of assets that included centralized compressor stations that connected to underground high pressure pipelines that transported the gas to a third-party pipeline, third-party processing plant or a Joint Venture processing plant. The Company divested of this compression system in the Utica Shale Divestiture. Each set of assets in an agreement is considered to be a single lease due to the interrelated network of the assets required to provide services under each respective agreement. When a modification to an agreement occurs, the Company reassesses the classification of the lease. The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering systems, which are performed on time-elapsed measures.

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new gathering lines, centralized compressor stations and/or high pressure lines, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 70% of the centralized compression capacity and 75% of the high pressure gathering capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a return on capital invested of 13% per annum over a period of seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each centralized compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. The minimum lease payments for the 2019 gathering and compression agreement and Mountaineer gathering and compression agreement end in 2035 and 2026, respectively. As of January 1, 2025, there were no minimum lease payments for the Marcellus gathering and compression agreement.

The Company recognizes lease income from its minimum lease payments under its gathering and compression agreements on a straight-line basis. Additional variable operating lease income is earned when volumes in excess of the minimum commitments or fees are delivered under the contract. The Company recognizes variable lease income when (i) gathering volumes are delivered to a centralized compressor station, centralized compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline, as applicable or (ii) on-pad compression volumes are delivered to a gathering line and gathering volumes are delivered to a processing plant or transmission pipeline, as applicable. Minimum volume commitments for the 2019 gathering and compression agreement are aggregated such that the agreement has a single minimum volume commitment for the respective service each year. The Mountaineer gathering and compression agreement minimum compression and gathering fees are not subject to aggregation

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

and are determined on a monthly basis for each centralized compressor station and gathering line, respectively, subject to such agreement. The Company invoices the customer the month after each service is performed, and payment is due in the same month. The Company is not party to any leases that have not commenced.

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of March 31, 2026 are as follows (in thousands):

Remainder of year ending December 31, 2026	$199,114
Year ending December 31, 2027	231,476
Year ending December 31, 2028	181,531
Year ending December 31, 2029	123,016
Year ending December 31, 2030	89,885
Thereafter	134,944
Total	$959,966

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third-parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee. The cost of service fee allows the Company to recover its share of capital expenditures to construct any new facilities required to provide other fluid handling services to Antero Resources and earn a return on capital invested of 13% per annum over a period of seven years. As of March 31, 2026, the Company had minimum future revenues for its cost of service fees of $65 million to be received and recognized by the Company under the water services agreement during 2026 through 2032 as the agreement’s performance obligations are satisfied. In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Resources agreed in principle to certain updates to, and intend to modify, their existing commercial arrangement to provide certain water services. For certain fresh water services provided by the Company related to the HG Energy II Production Holdings, LLC (“HG Production”) assets acquired by Antero Resources, Antero Resources will reimburse the Company’s third-party out-of-pocket costs plus 3%.

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

Transaction Price Allocated to Remaining Performance Obligations

The Company’s water services agreement with Antero Resources has a term greater than one year. The Company is not required to disclose the transaction price allocated to remaining performance obligations if the variable consideration is allocated entirely to a wholly unsatisfied performance obligation. Under this contract, each unit of product delivered to the customer represents a separate performance obligation; therefore, future volumes are wholly unsatisfied and disclosure of the transaction price allocated to remaining performance obligations is not required.

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

	Three Months Ended March 31,
(in thousands)	2025	2026
Reportable segment / Type of service
Gathering and Processing (1)
Gathering	$109,005	125,756
Compression	65,074	70,445
High pressure gathering	63,938	66,093
Amortization of customer relationships	(9,271)	(12,384)
Water Handling
Fresh water delivery	41,209	33,319
Other fluid handling	29,571	39,808
Amortization of customer relationships	(8,397)	(8,826)
Total	$291,129	314,211

Reportable segment / Type of contract
Gathering and Processing (1)
Per unit fixed fee	$238,017	258,422
Cost plus 3%	—	3,872
Amortization of customer relationships	(9,271)	(12,384)
Water Handling
Per unit fixed fee	41,715	33,630
Cost plus 3%	20,353	26,057
Cost of service fee	8,712	13,440
Amortization of customer relationships	(8,397)	(8,826)
Total	$291,129	314,211
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2025 and March 31, 2026, were $111 million and $137 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(7) Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	March 31,
(in thousands)	Useful Lives	2025	2026
Land	n/a	$29,435	30,238
Gathering systems and facilities	40-50 years (1)	3,197,948	3,534,517
Permanent buried pipelines and equipment	7-20 years	651,286	830,025
Surface pipelines and equipment	1-7 years	161,751	173,613
Heavy trucks and equipment	3-5 years	4,413	4,413
Above ground storage tanks	5-10 years	5,481	7,445
Other assets	3-20 years	8,389	8,630
Construction-in-progress	n/a	141,233	122,688
Total property and equipment		4,199,936	4,711,569
Less accumulated depreciation		(745,364)	(779,912)
Property and equipment, net		$3,454,572	3,931,657
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2025	2026
Capital expenditures	$19,523	24,641
Operating expenses	13,139	23,193
Interest expense	46,322	55,155
Ad valorem taxes	6,222	2,971
Other	6,321	11,616
Total accrued liabilities	$91,527	117,576

(9) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	March 31,
(in thousands)	2025	2026
Credit Facility	$—	442,400
5.75% senior notes due 2028	650,000	650,000
5.375% senior notes due 2029	750,000	750,000
6.625% senior notes due 2032	600,000	600,000
5.75% senior notes due 2033	650,000	650,000
5.75% senior notes due 2034	600,000	600,000
Total principal	3,250,000	3,692,400
Unamortized debt issuance costs	(27,470)	(26,463)
Total long-term debt	$3,222,530	3,665,937

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Credit Facility

On July 30, 2024, Antero Midstream Partners, as borrower (the “Borrower”), amended and restated its senior secured revolving credit facility with a syndicate of banks (as amended by the First Amendment thereto, dated as of December 11, 2025, the “Credit Facility”). The Credit Facility is guaranteed on a secured basis by Antero Midstream LLC, Antero Treatment LLC, Antero Water LLC and Antero Midstream Finance Corporation (“Finance Corp”).

Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2025 and March 31, 2026, respectively. The Credit Facility matures on July 30, 2029; provided that if on the date that is 91 days prior to the stated maturity of any outstanding senior unsecured notes of the Borrower, including the 2028 Notes (as defined below) and the 2029 Notes (as defined below), the outstanding principal amount of such notes is greater than or equal to $50 million and the sum of (A) the outstanding principal amount of loans, undrawn letters of credit, and drawn but unreimbursed amounts with respect to letters of credit, in each case, then outstanding under the Credit Facility plus (B) (1) the outstanding principal amount of such notes on such date minus (2) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the Credit Facility), the Credit Facility will mature on such date. As of March 31, 2026, the Credit Facility had an available borrowing capacity of $808 million.

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

The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2025 and March 31, 2026.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

If the Borrower receives at least two Investment Grade Ratings (as defined in the Credit Facility), no default or event of default exists and the Borrower is in pro forma compliance with the Credit Facility’s financial covenants (subject to provision of the Credit Facility), the Borrower may elect to enter into an Investment Grade Period. During an Investment Grade Period, the interest margin is determined by reference to the Company’s corporate family rating, which for SOFR loans range from 1.125% to 2.000%. In addition, during an Investment Grade Period, the commitment fees on the unused portion of the Credit Facility are determined by reference to the Company’s corporate family rating, which range from 0.125% to 0.300%. The Borrower was not in an Investment Grade Period during the three months ended March 31, 2026.

As of December 31, 2025, the Borrower had no outstanding borrowings under the Credit Facility. As of March 31, 2026, the Borrower had outstanding borrowings under the Credit Facility of $442 million with a weighted average interest rate of 5.27%. No letters of credit were outstanding under the Credit Facility as of December 31, 2025 and March 31, 2026.

(b)	5.75% Senior Notes Due 2027

On February 25, 2019, Antero Midstream Partners and its wholly owned subsidiary Finance Corp (the “Issuers”) issued $650 million in aggregate principal amount of 5.75% senior notes due March 1, 2027 (the “2027 Notes”) at par. The 2027 Notes were recorded at their fair value of $653 million as of March 12, 2019, and the related premium of $3 million was amortized into interest expense over the life of the 2027 Notes. On September 23, 2025, the Issuers redeemed all $650 million of the 2027 Notes at par, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $1 million during the year ended December 31, 2025, which included the write-off of all unamortized premium and debt issuance costs. Interest on the 2027 Notes was payable on March 1 and September 1 of each year.

(c)	5.75% Senior Notes Due 2028

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par. The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time at a redemption price of 100.00% as of March 31, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

(d)	5.375% Senior Notes Due 2029

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time at redemption prices ranging from 101.344% as of March 31, 2026 to 100.00% on or after June 15, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

(e)	6.625% Senior Notes Due 2032

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

(f)	5.75% Senior Notes Due 2033

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

(g)	5.75% Senior Notes Due 2034

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

During the three months ended March 31, 2025 and 2026, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

(10) Leases

The Company leases certain compressors and water handling equipment. Leases with an initial term of 12 months or less are considered short-term and are not recorded on the balance sheet. Instead, the short-term leases are recognized in expense on a straight-line basis over the lease term.

Most leases include one or more options to renew, with renewal terms that can extend the lease for one month up to one year or more. Certain of the Company’s lease contracts provide a renewal option that can be exercised at the Company’s option, subject to agreement by the lessor. The depreciable lives of the leased assets are limited by the expected lease term, unless there is a transfer of title, purchase option or renewal the Company is reasonably certain to exercise. Certain of the Company’s lease agreements include rental payments adjusted periodically for inflation.

The Company considers all contracts that have assets specified in the contract, either explicitly or implicitly, that the Company has substantially all of the capacity of the asset, and has the right to obtain substantially all of the economic benefits of that asset, without the lessor’s ability to have a substantive right to substitute that asset, as leased assets. For any contract deemed to include a leased asset, that asset is capitalized on the condensed consolidated balance sheet as a right-of-use asset and a corresponding lease liability is recorded at the present value of the known future minimum payments of the contract using a discount rate on the date of commencement. The leased asset classification is determined at the date of recording as either operating or financing, depending upon certain criteria of the contract.

The discount rate used for present value calculations is the discount rate implicit in the contract. If an implicit rate is not determinable, a collateralized incremental borrowing rate is used at the date of commencement. As new leases commence or previous leases are modified, the discount rate used in the present value calculation is the current period applicable discount rate.

The Company has made an accounting policy election to adopt the practical expedient for combining lease and non-lease components on an asset class basis. This expedient allows the Company to combine non-lease components such as real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises with the lease component of a lease agreement on an asset class basis when the non-lease components of the agreement cannot be easily bifurcated from the lease payment. Currently, the Company is applying this expedient to its compressor and water handling equipment agreements.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of March 31, 2026:

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2026	$11,120	422	11,542
2027	13,411	22	13,433
2028	11,222	—	11,222
2029	8,505	—	8,505
2030	4,864	—	4,864
Thereafter	1,938	—	1,938
Total lease payments	51,060	444	51,504
Less: imputed interest	(4,904)	(9)	(4,913)
Total	$46,156	435	46,591

(b)	Lease Term and Discount Rate

(Unaudited)
	December 31, 2025		March 31, 2026
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	8.9 years	*	4.1 years	0.8 years
Weighted average discount rate	6.4%	*	4.9%	4.4%
*	Not applicable

(11) Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes costs related to its long term incentive plans. Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital.

On June 5, 2024, the Company’s stockholders approved the Amended and Restated Antero Midstream Corporation Long Term Incentive Plan (the “AM LTIP”). The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of March 31, 2026, a total of 14,477,917 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended March 31,
(in thousands)	2025	2026
Restricted stock units	$9,226	7,745
Performance share units	2,902	2,520
Equity awards issued to directors	274	314
Total expense	$12,402	10,579

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	4,487,368	$14.20
Granted	1,514,696	22.97
Vested	(2,362,027)	13.15
Forfeited	(28,639)	16.20
Total awarded and unvested—March 31, 2026	3,611,398	$18.55

As of March 31, 2026, unamortized equity-based compensation expense of $65 million related to the unvested RSUs is expected to be recognized over a weighted average period of 2.3 years.

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

In March 2023, the Company granted PSUs to certain of its employees and executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2025 as compared to a targeted ROIC (“2023 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2023 ROIC PSUs ranges from zero to 200% of the target number of 2023 ROIC PSUs originally granted. The performance condition for the 2023 ROIC PSUs was met at 200% of target as of December 31, 2025. As a result, during the first quarter of 2026, the 2023 ROIC PSUs vested and converted into approximately one million shares of the Company’s common stock.

In March 2026, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2028 as compared to a targeted ROIC (“2026 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2026 ROIC PSUs ranges from zero to 200% of the target number of 2026 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2026 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2026 ROIC PSU awards was probable as of March 31, 2026.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	1,162,432	$12.96
Granted	163,255	22.97
Vested	(512,166)	10.58
Total awarded and unvested—March 31, 2026	813,521	$16.47

As of March 31, 2026, unamortized equity-based compensation expense of $16 million related to the unvested PSUs is expected to be recognized over a weighted average period of 2.1 years.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2024	January 29, 2025	February 12, 2025	$112,615	$0.225
*	February 14, 2025	February 14, 2025	138	*
Q1 2025	April 23, 2025	May 7, 2025	111,519	0.225
*	May 15, 2025	May 15, 2025	137	*
Q2 2025	July 23, 2025	August 6, 2025	107,686	0.225
*	August 14, 2025	August 14, 2025	138	*
Q3 2025	October 22, 2025	November 5, 2025	107,187	0.225
*	November 14, 2025	November 14, 2025	137	*
	Total 2025		$439,557

Q4 2025	January 28, 2026	February 11, 2026	$111,096	$0.225
*	February 17, 2026	February 17, 2026	138	*
	Total 2026		$111,234
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 13—Equity and Net Income Per Common Share.

On April 15, 2026, the Board announced the declaration of a cash dividend on the shares of the Company’s common stock of $0.225 per share for the quarter ended March 31, 2026. The dividend is payable on May 13, 2026 to stockholders of record as of April 29, 2026. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that is payable on May 15, 2026 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Net Income Per Common Share. As of March 31, 2026, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

(13) Equity and Net Income Per Common Share

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three Months Ended March 31,
(in thousands)	2025	2026
Basic weighted average number of common shares outstanding	479,064	473,866
Add: Dilutive effect of RSUs	3,074	2,198
Add: Dilutive effect of PSUs	1,684	1,460
Add: Dilutive effect of Series A Preferred Stock	556	439
Diluted weighted average number of common shares outstanding	484,378	477,963

There were no anti-dilutive securities outstanding during the three months ended March 31, 2025 and 2026.

(c)	Net Income Per Common Share

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

	Three Months Ended March 31,
(in thousands, except per share amounts)	2025	2026
Net income	$120,737	118,266
Less preferred stock dividends	(138)	(138)
Net income available to common shareholders	$120,599	118,128

Net income per common share–basic	$0.25	0.25
Net income per common share–diluted	$0.25	0.25

Weighted average common shares outstanding–basic	479,064	473,866
Weighted average common shares outstanding–diluted	484,378	477,963

(14) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2025		March 31, 2026
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2028 Notes	$649,155	647,725	648,440	647,997
2029 Notes	750,000	745,620	746,925	745,908
2032 Notes	621,000	594,132	612,060	594,329
2033 Notes	653,250	642,525	640,055	642,715
2034 Notes	604,800	592,528	591,180	592,588
Total	$3,278,205	3,222,530	3,238,660	3,223,537
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Other Assets and Liabilities

The carrying values on the condensed consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The carrying value of the amounts under the Credit Facility as of December 31, 2025 and March 31, 2026 approximated fair value because the variable interest rates are reflective of current market conditions.

(c)	HG Acquisition

The HG Acquisition was accounted for under the acquisition method of accounting, and as such, the Company estimated the fair value of assets acquired and liabilities assumed as of February 3, 2026. See Note 3—Transactions.

The Company used a cost approach to estimate the fair value of property and equipment acquired based on inputs that are not observable in the market, whereby it is a Level 3 fair value measurement. The significant inputs to the property and equipment fair value include replacement cost of similar assets, adjusted for depreciation based on asset age and condition, economic and functional obsolescence, location, normal useful lives and capacity. The Company used a discounted cash flow technique, which is an income approach, to estimate the fair value of the customer relationships, whereby it is a Level 3 fair value measurement. The significant inputs to the customer relationships fair value include throughput and water handling volumes, estimated future service fees, capital expenditures, operating expenditures and a weighted-average cost of capital. The Company utilized a weighted average cost of capital for gathering and compression and water handling customer relationships of 14% and 16%, respectively, as of February 3, 2026.

(15) Investments in Unconsolidated Affiliates

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2025	$471,505	114,273	585,778
Additional investments	—	900	900
Equity in earnings of unconsolidated affiliates (1)	27,256	2,756	30,012
Distributions from unconsolidated affiliates	(31,970)	(3,750)	(35,720)
Balance as of March 31, 2026	$466,791	114,179	580,970
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3,  2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which includes pre-judgment interest through April 30,  2023. On May 26,  2023, Veolia filed a notice of appeal of the final judgment, and on June 9,  2023, Antero Treatment filed a notice of cross-appeal. Oral argument at the Colorado Court of Appeals occurred on October 15,  2024. On December 9,  2024, the District Court awarded Antero Treatment approximately $19 million in attorneys’ fees and costs. On December 19,  2024, the Colorado Court of Appeals affirmed the District Court’s May 3, 2023 judgment and associated damages award, and remanded the case to the District Court for purposes of calculating appellate attorneys’ fees and costs owed to the Company by Veolia. On January 27,  2025, Veolia filed a notice of appeal of the District Court’s December 9, 2024 award of attorneys’ fees and costs, and on March 20,  2025, Veolia filed a petition for certiorari in the Colorado Supreme Court challenging the December 19, 2024 decision of the Court of Appeals. On June 26,  2025, the Colorado Court of Appeals dismissed Veolia’s appeal of the December 9, 2024 award of attorneys’ fees and costs with prejudice, following a stipulated motion by Veolia requesting such dismissal. On September 2, 2025, the Colorado Supreme Court granted in part and denied in part Veolia’s petition for

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

certiorari with respect to the December 19, 2024 decision by the Colorado Court of Appeals. Veolia and Antero Treatment have each submitted their principal merits briefs to the Colorado Supreme Court, and Veolia’s reply brief was submitted on March 5, 2026. Oral arguments have been scheduled for May 12, 2026.

(17) Reportable Segments

The Company’s operations, which are located in the United States, are organized into two reportable segments: (i) gathering and processing and (ii) water handling.

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended March 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$238,017	70,275	—	308,292
Revenue–third-party	—	505	—	505
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	228,746	62,383	—	291,129
Operating expenses:
Direct operating	26,193	30,637	—	56,830
General and administrative (excluding equity-based compensation)	5,238	4,197	1,187	10,622
Equity-based compensation	7,883	4,245	274	12,402
Facility idling	—	443	—	443
Depreciation	19,031	13,717	—	32,748
Impairment of property and equipment	—	817	—	817
Other (2)	—	44	—	44
Total operating expenses	58,345	54,100	1,461	113,906
Operating income	$170,401	8,283	(1,461)	177,223

Equity in earnings of unconsolidated affiliates	$28,020	—	—	28,020
Additions to property and equipment	$22,081	8,447	—	30,528

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended March 31, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$261,999	72,816	—	334,815
Revenue–third-party	295	311	—	606
Amortization of customer relationships	(12,384)	(8,826)	—	(21,210)
Total revenues	249,910	64,301	—	314,211
Operating expenses:
Direct operating	30,030	40,667	—	70,697
General and administrative (excluding equity-based compensation)	7,226	3,281	1,261	11,768
Equity-based compensation	7,596	2,669	314	10,579
Facility idling	—	545	—	545
Depreciation	17,844	16,791	—	34,635
Loss (gain) on long-lived assets	(3,229)	571	—	(2,658)
Other (2)	—	34	—	34
Total operating expenses	59,467	64,558	1,575	125,600
Operating income (loss)	$190,443	(257)	(1,575)	188,611

Equity in earnings of unconsolidated affiliates	$30,012	—	—	30,012
Additions to property and equipment	$19,437	18,469	—	37,906
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

The summarized assets of the Company’s reportable segments are as follows:

	As of December 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$585,778	—	—	585,778
Total assets	4,651,002	968,282	264,832	5,884,116
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	(Unaudited)
	As of March 31, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$580,970	—	—	580,970
Total assets	5,220,800	1,182,483	2,581	6,405,864
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Overview

We are a growth-oriented midstream energy company formed to own, operate and develop midstream energy assets. We believe that our strategically located assets and our relationship with Antero Resources have allowed us to become a leading midstream energy company serving the Appalachian Basin and present opportunities to expand our midstream services to other operators in the Appalachian Basin. Our assets consist of gathering pipelines, centralized compressor stations and interests in processing and fractionation plants that collect and process production from the Appalachian Basin in West Virginia and Ohio. Our assets also include an independent water handling system that delivers water from the Ohio River and several regional waterways. These water handling systems consist of permanent buried pipelines, surface pipelines and water storage facilities, as well as pumping stations, blending facilities and impoundments. Portions of these water handling systems are also utilized to transport flowback and produced water. These services are provided by us directly or through third-parties with which we contract.

Acquisition and Divestiture

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Midstream for cash consideration of $1.1 billion, subject to the terms and conditions thereof. The HG Acquisition included gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. This acquisition closed on February 3, 2026. The Company’s condensed consolidated statement of operations for the three months ended March 31, 2026 included results of operations from the assets and operations acquired in the HG Acquisition from February 3, 2026 through March 31, 2026.

The HG Acquisition was funded with net proceeds of the 2034 Notes, borrowing under the Credit Facility and restricted cash. See Note 3—Transactions to our condensed consolidated financial statements for additional information. In light of the nature and location of the assets and operations acquired in the HG Acquisition, we and Antero Resources agreed in principle to certain updates to, and intend to modify, our existing commercial arrangements with Antero Resources to provide for on-pad compression with respect to certain wells and to provide certain water services. See Note 6—Revenue to our condensed consolidated financial statements for additional information.

Utica Shale Divestiture

On December 5, 2025, we entered into a purchase and sale agreement with the Buyer Parties to sell substantially all of our Utica Shale Property and Equipment in Ohio, for aggregate cash consideration of $400 million, subject to the terms and conditions thereof. The Utica Shale Property and Equipment included 118 miles of gathering pipelines, 0.7 Bcfe/d of compression capacity, 85 miles of water pipelines and 12 water impoundments with storage capacity of approximately 2 million barrels. The Utica Shale Divestiture closed on February 23, 2026. The net proceeds from the Utica Shale Divestiture were used for the repayment of long-term debt. See Note 3—Transactions to our condensed consolidated financial statements for additional information.

Financing Highlights

Share Repurchase Program

Through our share repurchase program, during the three months ended March 31, 2026, we repurchased and retired approximately 1 million shares of our common stock for a total cost of $18 million. As of March 31, 2026, we have approximately $318 million of remaining capacity under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Market Conditions and Business Trends

Commodity Markets

Benchmark prices for natural gas increased significantly, while benchmark prices for oil remained relatively consistent and benchmark prices for C3+ NGLs and ethane decreased during the three months ended March 31, 2026 as compared to the same periods of 2025. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ increased scale, liquidity and leverage position as compared to historical levels together with Antero Resources’ increased commodity derivative portfolio, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2026. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.75% in 2024 and 2025. Annual inflation rates have remained generally consistent at approximately 3% since 2023.

The economy also continues to be impacted by global events. These events have often caused global supply chain disruptions with additional pressure due to trade sanctions, tariffs, other global trade restrictions and conflicts, including those in the Middle East and Venezuela, among others. While neither our nor Antero Resources’ supply chain has experienced any significant interruptions due to such events, there can be no assurance that we will not experience interruptions in the future.

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

Results of Operations

We have two reportable segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and centralized compressor stations and on-pad compressors that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the Joint Venture and Stonewall. The Joint Venture and Stonewall provide processing and fractionation services and high-pressure gas gathering services, respectively, in the Appalachian Basin. The water handling segment includes (i) an independent system that delivers water from sources including the Ohio River, local reservoirs and several regional waterways, and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending. See Note 17—Reportable Segments to our unaudited condensed consolidated financial statements for additional information.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2026

The operating results of our reportable segments were as follows:

	Three Months Ended March 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$238,017	70,275	—	308,292
Revenue–third-party	—	505	—	505
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	228,746	62,383	—	291,129
Operating expenses:
Direct operating	26,193	30,637	—	56,830
General and administrative (excluding equity-based compensation)	5,238	4,197	1,187	10,622
Equity-based compensation	7,883	4,245	274	12,402
Facility idling	—	443	—	443
Depreciation	19,031	13,717	—	32,748
Impairment of property and equipment	—	817	—	817
Other operating expense, net	—	44	—	44
Total operating expenses	58,345	54,100	1,461	113,906
Operating income	170,401	8,283	(1,461)	177,223
Other income (expense):
Interest expense, net	—	—	(48,410)	(48,410)
Equity in earnings of unconsolidated affiliates	28,020	—	—	28,020
Total other income (expense)	28,020	—	(48,410)	(20,390)
Income before income taxes	198,421	8,283	(49,871)	156,833
Income tax expense	—	—	(36,096)	(36,096)
Net income and comprehensive income	$198,421	8,283	(85,967)	120,737
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Three Months Ended March 31, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$261,999	72,816	—	334,815
Revenue–third-party	295	311	—	606
Amortization of customer relationships	(12,384)	(8,826)	—	(21,210)
Total revenues	249,910	64,301	—	314,211
Operating expenses:
Direct operating	30,030	40,667	—	70,697
General and administrative (excluding equity-based compensation)	7,226	3,281	1,261	11,768
Equity-based compensation	7,596	2,669	314	10,579
Facility idling	—	545	—	545
Depreciation	17,844	16,791	—	34,635
Loss (gain) on long-lived assets	(3,229)	571	—	(2,658)
Other operating expense, net	—	34	—	34
Total operating expenses	59,467	64,558	1,575	125,600
Operating income (loss)	190,443	(257)	(1,575)	188,611
Other income (expense):
Interest expense, net	—	—	(54,029)	(54,029)
Equity in earnings of unconsolidated affiliates	30,012	—	—	30,012
Transaction expense	—	—	(8,689)	(8,689)
Total other income (expense)	30,012	—	(62,718)	(32,706)
Income (loss) before income taxes	220,455	(257)	(64,293)	155,905
Income tax expense	—	—	(37,639)	(37,639)
Net income (loss) and comprehensive income (loss)	$220,455	(257)	(101,932)	118,266
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Three Months Ended March 31,		Increase	Percentage
	2025	2026	or Decrease	Change
Operating Data:
Gathering (MMcf)	301,298	342,446	41,148	14%
Centralized compression (MMcf)	299,718	303,328	3,610	1%
High pressure gathering (MMcf)	279,579	281,950	2,371	1%
Fresh water delivery (MBbl)(1)	9,415	7,506	(1,909)	(20)%
Other water handling (MBbl)(2)	5,179	8,359	3,180	61%
Wells serviced by fresh water delivery	28	26	(2)	(7)%
Gathering (MMcf/d)	3,348	3,805	457	14%
Centralized compression (MMcf/d)	3,330	3,370	40	1%
High pressure gathering (MMcf/d)	3,106	3,133	27	1%
Fresh water delivery (MBbl/d)(1)	105	83	(22)	(21)%
Other water handling (MBbl/d)(2)	58	93	35	60%
Average Realized Fees(3):
Gathering ($/Mcf)	$0.36	0.37	0.01	3%
Centralized compression ($/Mcf)	$0.22	0.22	—	*
High pressure gathering ($/Mcf)	$0.23	0.23	—	*
Fresh water delivery ($/Bbl)(1)	$4.38	4.44	0.06	1%
Joint Venture Operating Data:
Processing (MMcf)	148,523	153,722	5,199	4%
Fractionation (MBbl)	3,600	3,600	—	*
Processing (MMcf/d)	1,650	1,708	58	4%
Fractionation (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	Fresh water delivery includes fresh water charged at a fixed fee under our water services agreement with Antero Resources.
(2)	Other water handling includes fresh water charged at cost plus 3% for services provided to Antero Resources on its acreage acquired from HG Production and our other fluid handling services charged at cost plus 3% or cost of service.
(3)	The average realized fees for the three months ended March 31, 2026 include annual CPI-based adjustments of approximately 1.5%.

Revenues. Total revenues increased by 8%, from $291 million for the three months ended March 31, 2025 to $314 million for the three months ended March 31, 2026. Total revenues included amortization of customer relationships of $18 million and $21 million for the three months ended March 31, 2025 and 2026, respectively. Gathering and processing revenues increased by 9%, from $229 million for the three months ended March 31, 2025 to $250 million for the three months ended March 31, 2026. Water handling revenues increased by 3%, from $62 million for the three months ended March 31, 2025 to $64 million for the three months ended March 31, 2026. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Gathering revenue increased $17 million period over period primarily due to increased throughput volumes of 41 Bcf, or 457 MMcf/d, from the HG Acquisition and 72 wells that were connected to our system between periods, increased gathering rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $5 million period over period primarily due to on-pad compression cost plus 3% fees from the HG Acquisition of $4 million and increased centralized compression rates as a result of annual CPI-based adjustments, as well as increased throughput volumes to centralized compression of 4 Bcf, or 40 MMcf/d. Centralized compression volumes increased between periods primarily due to 72 wells that were connected to our system between periods, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.
●	High pressure gathering revenue increased $2 million period over period primarily due to increased high pressure gathering rates as a result of annual CPI-based adjustments, as well as increased throughput volumes of 2 Bcf, or 27 MMcf/d, primarily due to 72 wells that were connected to our system between periods, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.

●	Amortization of customer relationships increased $3 million period over period due to a customer relationship intangible asset of approximately $555 million acquired in the HG Acquisition during the three months ended March 31, 2026.

Water Handling

●	Fresh water delivery revenue decreased $8 million period over period primarily due to decreased fresh water delivery volumes of 2 MMBbl, or 22 MBbl/d, partially offset by an increase to the fresh water delivery rate as a result of the annual CPI-based adjustment. Water delivery volumes decreased between periods due to the timing of well completions by Antero Resources.
●	Other water handling revenue increased $10 million period over period primarily due to higher other water handling volumes of 3 MMBbl, or 35 MBbl/d, as well as higher blending cost of service fees and increased costs for wastewater trucking and disposal volumes. Other water handling volumes increased between periods primarily due to 2 MMBbl of fresh water delivery volumes provided to Antero Resources on its acreage acquired from HG Production that are charged at cost plus 3% during the three months ended March 31, 2026.

Direct operating expenses. Direct operating expenses increased by 24%, from $57 million for the three months ended March 31, 2025 to $71 million for the three months ended March 31, 2026. Gathering and processing direct operating expenses increased by 15% from $26 million for the three months ended March 31, 2025 to $30 million for the three months ended March 31, 2026 primarily due to increased gathering volumes between periods related to the HG Acquisition. Water handling direct operating expenses increased by 33%, from $31 million for the three months ended March 31, 2025 to $41 million for the three months ended March 31, 2026 primarily due to fresh water delivery volumes provided by Antero Resources on acreage it acquired from HG Production, increased wastewater trucking and disposal volumes between periods and increased blending costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $11 million and $12 million for each of the three months ended March 31, 2025 and 2026, respectively.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $12 million and $11 million for the three months ended March 31, 2025 and 2026, respectively. Our equity-based awards vest over three or four year service periods. See Note 11—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 6%, from $33 million for the three months ended March 31, 2025 to $35 million for the three months ended March 31, 2026 primarily due to incremental depreciation expense of $3 million related to gathering and water pipelines acquired in the HG Acquisition and assets placed in service during the year, partially offset by lower depreciation as a result of the Utica Shale Divestiture between periods.

Loss (gain) on long-lived assets. There were no long-lived asset sales during the three months ended March 31, 2025. During the three months ended March 31, 2026, we recognized a gain on long-lived assets of $3 million related to the Utica Shale Divestiture. See Note 3—Transactions to our condensed consolidated financial statements for additional information.

Interest expense, net. Interest expense, net increased by 12%, from $48 million for the three months ended March 31, 2025 to $54 million for the three months ended March 31, 2026 primarily due to issuance of the 2033 Notes and 2034 Notes during the second half of 2025, partially offset by the redemption of the 2027 Notes, lower average daily Credit Facility borrowings and higher interest income on cash equivalents and restricted cash between periods. See Note 9—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates increased by 7%, from $28 million for the three months ended March 31, 2025 to $30 million for the three months ended March 31, 2026 primarily due to increased processing volumes and higher processing and fractionation fees as a result of annual CPI-based adjustments between periods.

Transaction expense. During the three months ended March 31, 2026, we incurred $9 million of transaction expense related to the HG Acquisition. There were no transaction expenses during the three months ended March 31, 2025. See Note 3—Transactions to our unaudited condensed consolidated financial statements for additional information.

Income tax expense. Income tax expense increased by 4%, from $36 million for the three months ended March 31, 2025 to $38 million for the three months ended March 31, 2026, which reflects effective tax rates of approximately 23% and 24%, respectively. This income tax increase was primarily due to the effects of equity-based compensation expense between periods.

Capital Resources and Liquidity

Sources and Uses of Cash

Capital resources and liquidity are provided by operating cash flows, available borrowings under our Credit Facility and capital market transactions. See Note 9—Long-Term Debt to the unaudited condensed consolidated financial statements. We expect that the combination of these capital resources will be adequate to meet our working capital requirements, capital expenditures program and expected quarterly cash dividends for at least the next 12 months.

Our Board declared a cash dividend on the shares of our common stock of $0.225 per share for the quarter ended March 31, 2026. The dividend is payable on May 13, 2026 to stockholders of record as of April 29, 2026. Our Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock that is payable on May 15, 2026 in accordance with their terms as discussed in Note 13—Equity and Net Income Per Common Share. As of March 31, 2026, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of March 31, 2026, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2026:

	Three Months Ended March 31,
(in thousands)	2025	2026
Net cash provided by operating activities	$198,942	238,624
Net cash used in investing activities	(32,271)	(780,771)
Net cash provided by (used in) financing activities	(166,671)	279,212
Net decrease in cash, cash equivalents and restricted cash	$—	(262,935)

Operating activities. Net cash provided by operating activities was $199 million and $239 million for the three months ended March 31, 2025 and 2026, respectively. This increase in cash flows provided by operating activities between periods was primarily the result of lower cash used for working capital, increased gathering and processing and water handling revenues during the three months ended March 31, 2026, partially offset by increased gathering and processing and water handling direct operating expenses between periods.

Investing activities. Net cash flows used in investing activities was $32 million and $781 million for the three months ended March 31, 2025 and 2026, respectively. The increase in cash flows used in investing activities between periods was primarily due to cash paid for the HG Acquisition of $1.1 billion during the three months ended March 31, 2026, as well as increased capital spending for water handling systems of $10 million, partially offset by proceeds from the Utica Shale Divestiture of $379 million during the three months ended March 31, 2026.

Financing activities. Net cash used in financing activities was $167 million for the three months ended March 31, 2025 and net cash provided by financing activities was $279 million for the three months ended March 31, 2026, respectively. The increase in cash flows provided by financing activities between periods was primarily due to the increase in net borrowings on our Credit Facility of $449 million and lower share repurchases of $11 million between periods, partially offset by higher payments for employee tax withholding for settlement of equity-based compensation awards of $14 million.

2026 Capital Investment

On February 11, 2026, we announced our 2026 capital budget with a range of $190 million to $220 million. This capital budget supports Antero Resources’ capital program for 2026. Our capital budget may be adjusted as business conditions warrant. Additionally, we monitor our existing assets and look for opportunities to reuse or otherwise repurpose assets in an effort to optimize our capital efficiency.

Our capital expenditures were as follows:

	Three Months Ended March 31,
(in thousands)	2025	2026
Gathering systems and facilities	$23,753	26,102
Water handling systems	11,787	14,950
Investments in unconsolidated affiliates	1,748	900
Total capital expenditures	$37,288	41,952

Debt Agreements

See Note 9—Long-Term Debt to the unaudited condensed consolidated financial statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2025 Form 10-K for additional information.

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. Any new accounting policies or updates to existing accounting policies as a result of recently adopted accounting standards have been included in Note 2—Summary of Significant Accounting Policies to our unaudited condensed consolidated financial statements. The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent liabilities. Accounting estimates and assumptions are considered to be critical if there is reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the reported amounts in our unaudited condensed consolidated financial statements that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our unaudited condensed consolidated financial statements. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the 2025 Form 10-K for additional information.

Business Combinations

We recognize and measure the assets acquired and liabilities assumed in a business combination based on their estimated fair values at the acquisition date, with any remaining difference recorded as goodwill. For acquisitions, management engages an independent valuation specialist to assist with the determination of fair value of the assets acquired, liabilities assumed, and goodwill, based on recognized valuation methodologies, including but not limited to cost and income approaches as circumstances warrant. If the initial accounting for the business combination is incomplete by the end of the reporting period in which the acquisition occurs, an estimate will be recorded. Subsequent to the acquisition, and not later than one year from the acquisition date, we will record any material adjustments to the initial estimate based on new information obtained that would have existed as of the acquisition date. An adjustment that arises from information obtained that did not exist as of the date of the acquisition will be recorded in the period of the adjustment.

The valuation of the assets acquired and liabilities assumed in a business combination requires significant judgment about future events, economic and functional obsolescence, capacity and useful lives, among others, and such fair value approaches may rely on significant inputs that are not observable in the market. These assumptions affect the fair value of assets acquired and liabilities assumed and, if changed, could have a material effect on the Company’s financial position or results of operations. See Note 3—Transactions and Note 14—Fair Value Measurement to our condensed consolidated financial statements for additional information.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of March 31, 2026, we had $442 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $1 million increase in interest expense for the three months ended March 31, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 16—Contingencies to the unaudited condensed consolidated financial statements for additional information.

Item 1A. Risk Factors.

We are subject to certain risks and hazards due to the nature of the business activities we conduct. For a discussion of these risks, see “Item 1A. Risk Factors” in the 2025 Form 10-K. There have been no material changes to the risks described in such report. We may experience additional risks and uncertainties not currently known to us. Furthermore, as a result of developments occurring in the future, conditions that we currently deem to be immaterial may also materially and adversely affect us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plan
Period	Purchased(1)	Share	Announced Plans	($ in thousands)(2)
January 1, 2026 – January 31, 2026	870,800	$17.88	867,194	$320,820
February 1, 2026 – February 28, 2026	587,090	21.32	134,349	318,315
March 1, 2026 – March 31, 2026	977,683	22.97	—	318,315
Total	2,435,573	$20.75	1,001,543
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	In February 2024, the Board authorized a $500 million share repurchase program.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended March 31, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Justin J. Agnew
Justin J. Agnew
Chief Financial Officer and Vice President—Finance

Date:	April 29, 2026