Form 10-Q
period 2026-06-30
Antero Midstream Corp
filed 2026-07-29
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Number of shares of the registrant’s common stock outstanding as of July 24, 2026 (in thousands): 474,674

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	June 30,
	2025	2026
Assets
Current assets:
Cash and cash equivalents	$180,435	—
Restricted cash	82,500	—
Accounts receivable–Antero Resources	106,771	135,798
Accounts receivable–third party	993	889
Income tax receivable	1,896	1,896
Current assets held for sale	4,600	—
Other current assets	2,669	2,363
Total current assets	379,864	140,946
Long-term assets:
Property and equipment, net	3,454,572	3,942,843
Investments in unconsolidated affiliates	585,778	574,215
Customer relationships	1,074,087	1,652,223
Operating leases right-of-use assets	—	43,066
Assets held for sale	379,036	—
Other assets, net	10,779	10,522
Total assets	$5,884,116	6,363,815

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$5,366	5,716
Accounts payable–third party	10,368	12,988
Accrued liabilities	91,527	134,626
Short-term lease liabilities	—	12,786
Current liabilities held for sale	2,297	—
Other current liabilities	1,924	1,235
Total current liabilities	111,482	167,351
Long-term liabilities:
Long-term debt	3,222,530	3,566,179
Deferred income tax liability, net	562,996	641,600
Long-term lease liabilities	—	30,580
Liabilities held for sale	3,021	—
Other	12,046	12,731
Total liabilities	3,912,075	4,418,441
Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2025 and June 30, 2026
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2025 and June 30, 2026	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 474,060 and 474,657 issued and outstanding as of December 31, 2025 and June 30, 2026, respectively	4,741	4,747
Additional paid-in capital	1,952,524	1,833,934
Retained earnings	14,776	106,693
Total stockholders' equity	1,972,041	1,945,374
Total liabilities and stockholders' equity	$5,884,116	6,363,815

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended June 30,
	2025	2026
Revenue:
Gathering and compression–Antero Resources	$248,901	271,507
Water handling–Antero Resources	73,773	78,539
Water handling–third party	466	—
Amortization of customer relationships	(17,668)	(22,802)
Total revenue	305,472	327,244
Operating expenses:
Direct operating	63,114	84,526
General and administrative (including $11,407 and $10,828 of equity-based compensation in 2025 and 2026, respectively)	22,125	22,557
Facility idling	375	287
Depreciation	33,364	37,378
Impairment of property and equipment	—	133
Other operating expense, net	50	454
Total operating expenses	119,028	145,335
Operating income	186,444	181,909
Other income (expense):
Interest expense, net	(47,962)	(55,680)
Equity in earnings of unconsolidated affiliates	30,016	28,525
Transaction expense	—	(273)
Total other expense	(17,946)	(27,428)
Income before income taxes	168,498	154,481
Income tax expense	(43,985)	(40,966)
Net income and comprehensive income	$124,513	113,515

Net income per common share–basic	$0.26	0.24
Net income per common share–diluted	$0.26	0.24

Weighted average common shares outstanding:
Basic	479,083	474,909
Diluted	482,451	477,113

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Six Months Ended June 30,
	2025	2026
Revenue:
Gathering and compression–Antero Resources	$486,918	533,506
Gathering and compression–third party	—	295
Water handling–Antero Resources	144,048	151,355
Water handling–third party	971	311
Amortization of customer relationships	(35,336)	(44,012)
Total revenue	596,601	641,455
Operating expenses:
Direct operating	119,944	155,223
General and administrative (including $23,809 and $21,407 of equity-based compensation in 2025 and 2026, respectively)	45,149	44,904
Facility idling	818	832
Depreciation	66,112	72,013
Impairment of property and equipment	817	133
Gain on long-lived assets	—	(2,658)
Other operating expense, net	94	488
Total operating expenses	232,934	270,935
Operating income	363,667	370,520
Other income (expense):
Interest expense, net	(96,372)	(109,709)
Equity in earnings of unconsolidated affiliates	58,036	58,537
Transaction expense	—	(8,962)
Total other expense	(38,336)	(60,134)
Income before income taxes	325,331	310,386
Income tax expense	(80,081)	(78,605)
Net income and comprehensive income	$245,250	231,781

Net income per common share–basic	$0.51	0.49
Net income per common share–diluted	$0.51	0.48

Weighted average common shares outstanding:
Basic	479,074	474,391
Diluted	483,408	477,540

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Retained	Total
	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2024	$—	479,422	$4,794	2,019,830	90,547	2,115,171
Dividends to stockholders	—	—	—	(22,206)	(90,547)	(112,753)
Equity-based compensation	—	—	—	12,402	—	12,402
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,563	16	(18,465)	—	(18,449)
Repurchases and retirement of common stock	—	(1,722)	(17)	(7,189)	(21,363)	(28,569)
Net income and comprehensive income	—	—	—	—	120,737	120,737
Balance at March 31, 2025	—	479,263	4,793	1,984,372	99,374	2,088,539
Dividends to stockholders	—	—	—	(12,288)	(99,374)	(111,662)
Equity-based compensation	—	—	—	11,407	—	11,407
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	741	7	(8,644)	—	(8,637)
Repurchases and retirement of common stock	—	(993)	(10)	(4,078)	(12,683)	(16,771)
Net income and comprehensive income	—	—	—	—	124,513	124,513
Balance at June 30, 2025	$—	479,011	$4,790	1,970,769	111,830	2,087,389

Balance at December 31, 2025	$—	474,060	$4,741	1,952,524	14,776	1,972,041
Dividends to stockholders	—	—	—	(99,112)	(14,776)	(113,888)
Equity-based compensation	—	—	—	10,579	—	10,579
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,970	19	(32,555)	—	(32,536)
Repurchases and retirement of common stock	—	(1,002)	(10)	(3,940)	(14,063)	(18,013)
Net income and comprehensive income	—	—	—	—	118,266	118,266
Balance at March 31, 2026	—	475,028	4,750	1,827,496	104,203	1,936,449
Dividends to stockholders	—	—	—	(2,818)	(104,203)	(107,021)
Equity-based compensation	—	—	—	10,828	—	10,828
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	21	1	(56)	—	(55)
Repurchases and retirement of common stock	—	(392)	(4)	(1,516)	(6,822)	(8,342)
Net income and comprehensive income	—	—	—	—	113,515	113,515
Balance at June 30, 2026	$—	474,657	$4,747	1,833,934	106,693	1,945,374

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2025	2026
Cash flows provided by (used in) operating activities:
Net income	$245,250	231,781
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	66,112	72,013
Impairment of property and equipment	817	133
Deferred income tax expense	76,493	78,605
Equity-based compensation	23,809	21,407
Equity in earnings of unconsolidated affiliates	(58,036)	(58,537)
Distributions from unconsolidated affiliates	68,730	71,000
Amortization of customer relationships	35,336	44,012
Amortization of deferred financing costs	2,621	3,051
Settlement of asset retirement obligations	(258)	(74)
Gain on long-lived assets	—	(2,658)
Other operating activities	94	488
Changes in assets and liabilities:
Accounts receivable–Antero Resources	3,557	(8,345)
Accounts receivable–third party	304	361
Other current assets	(195)	120
Accounts payable–Antero Resources	166	416
Accounts payable–third party	1,750	3,501
Income taxes payable	989	—
Accrued liabilities	(3,414)	35,599
Net cash provided by operating activities	464,125	492,873
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(43,094)	(54,838)
Additions to water handling systems	(24,168)	(35,811)
Additional investments in unconsolidated affiliate	(5,078)	(900)
Acquisition of HG Midstream	—	(1,103,032)
Proceeds from asset sales	6	378,628
Other investing activities	—	171
Net cash used in investing activities	(72,334)	(815,782)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(224,134)	(220,735)
Dividends to preferred stockholders	(275)	(275)
Repurchases of common stock	(45,340)	(26,355)
Borrowings on Credit Facility	567,500	1,411,200
Repayments on Credit Facility	(662,500)	(1,069,300)
Payments of deferred financing costs	—	(1,784)
Employee tax withholding for settlement of equity-based compensation awards	(27,042)	(32,555)
Payments on capital lease obligations	—	(222)
Net cash provided by (used in) financing activities	(391,791)	59,974
Net decrease in cash, cash equivalents and restricted cash	—	(262,935)
Cash, cash equivalents and restricted cash, beginning of period	—	262,935
Cash, cash equivalents and restricted cash, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	93,416	91,865
Income taxes paid during the period	2,600	—
Increase (decrease) in accrued capital expenditures and accounts payable for property and equipment	9,795	(2,919)
Right-of-use assets obtained in exchange for new operating lease obligations	351	47,618

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2025 and June 30, 2026, results of operations for the three and six months ended June 30, 2025 and 2026 and cash flows for the six months ended June 30, 2025 and 2026. The Company has no items of other comprehensive income or loss; therefore, net income is equal to comprehensive income.

Certain costs of doing business incurred and charged to the Company by Antero Resources have been reflected in the accompanying unaudited condensed consolidated financial statements. These costs include general and administrative expenses provided to the Company by Antero Resources in exchange for:

(1)	business services, such as payroll, accounts payable and facilities management;
(2)	corporate services, such as finance and accounting, legal, human resources, investor relations and public and regulatory policy; and
(3)	employee compensation.

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

(3) Transactions

(a) HG Acquisition

On December 5, 2025, Antero Midstream Partners LP (“Antero Midstream Partners”), an indirect, wholly-owned subsidiary of the Company, entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Energy II Midstream Holdings, LLC (“HG Midstream”) for cash consideration of $1.1 billion, subject to the terms and conditions thereof (the “HG Acquisition”). The HG Acquisition included gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. On December 8, 2025, the Company deposited approximately $83 million into escrow to be credited towards the cash consideration payable at the closing of the HG Acquisition, which was classified as restricted cash on the Company’s consolidated balance sheet as of December 31, 2025. This acquisition closed on February 3, 2026 (the “Closing Date”), with an effective date of January 1, 2026. In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Resources agreed in principle to certain updates to, and intend to modify, their existing commercial arrangements to provide for well pad compression with respect to certain wells and to provide certain water services. See Note 6—Revenue for additional information.

The HG Acquisition has been accounted for using the acquisition method of accounting with Antero Midstream Partners identified as the acquirer of HG Midstream. The Company is still completing its analysis of the final purchase price allocation, including the fair values to be assigned to property and equipment and customer relationships, among others. Adjustments to the preliminary purchase price allocation recorded during the three months ended June 30, 2026 primarily relate to additional information obtained by the Company between the Closing Date and June 30, 2026 about facts and circumstances that existed on the Closing Date, including the completion of the post-closing settlement statement and updates to our property and equipment and customer relationship valuations, among others. The Company expects to complete the purchase price allocation during the 12-month period following the Closing Date. The table below summarizes the preliminary purchase price and estimated fair values of the assets acquired and liabilities assumed as of the Closing Date. See Note 14—Fair Value Measurement for additional information on the fair value assumptions and hierarchy used in the HG Acquisition preliminary purchase price allocation.

	As Originally
(in thousands)	Reported	Adjustments	As Adjusted
Total cash consideration	$1,108,783	(5,731)	1,103,052

Fair value of assets acquired:
Cash	$20	—	20
Accounts receivable – Antero Resources	16,082	—	16,082
Property and equipment, net	470,800	2,029	472,829
Customer relationships	629,426	(7,278)	622,148
Operating lease right-of-use asset	47,033	—	47,033
Other assets	523	—	523
Amount attributable to assets acquired	$1,163,884	(5,249)	1,158,635

Fair value of liabilities assumed:
Accrued liabilities	$7,545	482	8,027
Lease liabilities	47,556	—	47,556
Amount attributable to liabilities assumed	$55,101	482	55,583

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s financial statements include $9 million of acquisition-related costs associated with the HG Acquisition during the six months ended June 30, 2026, which are recorded in transaction expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table summarizes amounts contributed by the assets acquired in the HG Acquisition to the Company’s unaudited condensed consolidated results of operations and comprehensive income upon transaction closing on the Closing Date:

February 3, 2026
(in thousands)	through June 30, 2026
Gathering and compression–Antero Resources	$54,198
Water handling–Antero Resources	15,650
Amortization of customer relationships	(8,676)
Total revenue	61,172

Net income (1)	$12,403
(1)	Net income includes transaction expense of $9 million related to the HG Acquisition recognized during the six months ended June 30, 2026.

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

The cash consideration received for the Utica Shale Divestiture, less costs to sell, of approximately $380 million was less than its carrying value of the Utica Shale Property and Equipment’s net assets. Accordingly, the Company reduced the carrying value of the Utica Shale Property and Equipment to the estimated selling price less costs to sell and recorded a loss on long-lived assets of $87 million during the year ended December 31, 2025 in its statements of operations and comprehensive income. During the six months ended June 30, 2026, the Company recorded a gain on long-lived assets of $3 million to reflect the cash consideration received for the Utica Shale Divestiture, less costs to sell, upon transaction closing.

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

(4) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 21 years, which reflects the remaining economic life of the relationships as of June 30, 2026. The carrying amount of customer relationships were as follows:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2025	2026
Gross carrying value of customer relationships	$1,555,000	2,177,148
Accumulated amortization of customer relationships	(480,913)	(524,925)
Customer relationships	$1,074,087	1,652,223

Future amortization expense as of June 30, 2026 is as follows (in thousands):

Remainder of year ending December 31, 2026	$45,747
Year ending December 31, 2027	91,495
Year ending December 31, 2028	91,495
Year ending December 31, 2029	91,495
Year ending December 31, 2030	91,495
Thereafter	1,240,496
Total	$1,652,223

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(5) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned during the three and six months ended June 30, 2025 and 2026 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company. Direct operating expense includes costs charged to the Company of $5 million and $6 million during the three months ended June 30, 2025 and 2026, and $10 million and $11 million during the six months ended June 30, 2025 and 2026, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, centralized compressor stations and water handling assets. General and administrative expense includes costs charged to the Company by Antero Resources of $8 million and $7 million during the three months ended June 30, 2025 and 2026, and $17 million and $16 million during the six months ended June 30, 2025 and 2026, respectively. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

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

Under the gathering and compression agreements, the Company receives, where applicable, a gathering fee, a centralized compression fee and a high pressure gathering fee, substantially all of which are subject to annual Consumer Price Index (“CPI”)-based adjustments (or, in the case of the 2019 gathering and compression agreement, the option in certain cases to elect a cost of service fee when such assets are placed in-service). In addition, under the 2019 gathering and compression agreement, the Company receives a reimbursement for certain variable costs, such as electricity and operating expenses. In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Resources agreed in principle to certain updates to, and intend to modify, their existing commercial arrangement to provide for well pad compression with respect to certain wells. For well pad compression services provided by third-party-owned equipment, Antero Resources will reimburse the Company’s third-party out-of-pocket costs plus 3%. For well pad compression services provided by Company-owned assets, the Company will charge Antero Resources a cost of service fee that allows the Company to earn a return on capital invested of 13% per annum over a period of seven years.

The Company determined that its gathering and compression agreements are operating leases as Antero Resources obtains substantially all of the economic benefit of the assets and has the right to direct the use of the assets. Each gathering and compression system is an identifiable asset, and consists of a network of assets that may include underground gathering pipelines, well pad compression, centralized compression stations and/or high pressure pipelines, among other assets, that connect and deliver gas from specific well pads to a third-party pipeline, third-party processing plant or a Joint Venture processing plant. The Company has a compression system related to its EnLink assets that was an identifiable asset, and consisted of a network of assets that included centralized compressor stations that connected to underground high pressure pipelines that transported the gas to a third-party pipeline, third-party processing plant or a Joint Venture processing plant. The Company divested of this compression system in the Utica Shale Divestiture. Each set of assets in an agreement is considered to be a single lease due to the interrelated network of the assets required to provide services under each respective agreement. When a modification to an agreement occurs, the Company reassesses the classification of the lease. The Company accounts for its lease and non-lease components as a single lease component as the lease component is the predominant component. The non-lease components consist of operating, oversight and maintenance of the gathering systems, which are performed on time-elapsed measures.

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new gathering lines, centralized compressor stations and/or high pressure lines, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 70% of the centralized compression capacity and 75% of the high pressure gathering capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a return on capital invested of 13% per annum over a period of seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each centralized compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of June 30, 2026, all monthly minimum compression fees under the Mountaineer gathering and compression agreement have expired. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. The minimum lease payments for the 2019 gathering and compression agreement and Mountaineer gathering and compression agreement end in 2035 and 2026, respectively. As of January 1, 2025, there were no minimum lease payments for the Marcellus gathering and compression agreement.

The Company recognizes lease income from its minimum lease payments under its gathering and compression agreements on a straight-line basis. Additional variable operating lease income is earned when volumes in excess of the minimum commitments or fees are delivered under the contract. The Company recognizes variable lease income when (i) gathering volumes are delivered to a centralized compressor station, centralized compression volumes are delivered to a high pressure line and high pressure volumes are delivered to a processing plant or transmission pipeline, as applicable or (ii) well pad compression volumes are delivered to a gathering line and gathering volumes are delivered to a processing plant or

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

transmission pipeline, as applicable. Minimum volume commitments for the 2019 gathering and compression agreement are aggregated such that the agreement has a single minimum volume commitment for the respective service each year. The Mountaineer gathering and compression agreement minimum gathering fees are not subject to aggregation and are determined on a monthly basis for each gathering line, subject to such agreement. The Company invoices the customer the month after each service is performed, and payment is due in the same month. The Company is not party to any leases that have not commenced.

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of June 30, 2026 are as follows (in thousands):

Remainder of year ending December 31, 2026	$105,459
Year ending December 31, 2027	231,476
Year ending December 31, 2028	181,531
Year ending December 31, 2029	123,016
Year ending December 31, 2030	89,885
Thereafter	134,943
Total	$866,310

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third-parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee. The cost of service fee allows the Company to recover its share of capital expenditures to construct any new facilities required to provide other fluid handling services to Antero Resources and earn a return on capital invested of 13% per annum over a period of seven years. As of June 30, 2026, the Company had minimum future revenues for its cost of service fees of $63 million to be received and recognized by the Company under the water services agreement during 2026 through 2033 as the agreement’s performance obligations are satisfied. In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Resources agreed in principle to certain updates to, and intend to modify, their existing commercial arrangement to provide certain water services. For certain fresh water services provided by the Company related to the HG Energy II Production Holdings, LLC (“HG Production”) assets acquired by Antero Resources, Antero Resources will reimburse the Company’s third-party out-of-pocket costs plus 3%.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Reportable segment / Type of service
Gathering and Processing (1)
Gathering	$113,890	137,734	222,895	263,490
Compression	68,017	72,476	133,091	142,921
High pressure gathering	66,994	61,297	130,932	127,390
Amortization of customer relationships	(9,272)	(13,784)	(18,543)	(26,168)
Water Handling
Fresh water delivery	39,066	33,182	80,275	66,501
Other fluid handling	35,173	45,357	64,744	85,165
Amortization of customer relationships	(8,396)	(9,018)	(16,793)	(17,844)
Total	$305,472	327,244	596,601	641,455

Reportable segment / Type of contract
Gathering and Processing (1)
Per unit fixed fee	$248,901	264,807	486,918	523,229
Cost plus 3%	—	6,624	—	10,496
Cost of service fee	—	76	—	76
Amortization of customer relationships	(9,272)	(13,784)	(18,543)	(26,168)
Water Handling
Per unit fixed fee	39,531	33,182	81,246	66,812
Cost plus 3%	25,592	30,117	45,945	56,174
Cost of service fee	9,116	15,240	17,828	28,680
Amortization of customer relationships	(8,396)	(9,018)	(16,793)	(17,844)
Total	$305,472	327,244	596,601	641,455
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2025 and June 30, 2026, were $111 million and $136 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(7) Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	June 30,
(in thousands)	Useful Lives	2025	2026
Land	n/a	$29,435	30,238
Gathering systems and facilities	40-50 years (1)	3,197,948	3,588,608
Permanent buried pipelines and equipment	7-20 years	651,286	835,774
Surface pipelines and equipment	1-7 years	161,751	186,638
Heavy trucks and equipment	3-5 years	4,413	4,413
Above ground storage tanks	5-10 years	5,481	7,445
Other assets	3-20 years	8,389	8,946
Construction-in-progress	n/a	141,233	98,071
Total property and equipment		4,199,936	4,760,133
Less accumulated depreciation		(745,364)	(817,290)
Property and equipment, net		$3,454,572	3,942,843
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2025	2026
Capital expenditures	$19,523	18,603
Operating expenses	13,139	36,586
Interest expense	46,322	61,952
Ad valorem taxes	6,222	5,992
Other	6,321	11,493
Total accrued liabilities	$91,527	134,626

(9) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	June 30,
(in thousands)	2025	2026
Credit Facility	$—	341,900
5.75% senior notes due 2028	650,000	650,000
5.375% senior notes due 2029	750,000	750,000
6.625% senior notes due 2032	600,000	600,000
5.75% senior notes due 2033	650,000	650,000
5.75% senior notes due 2034	600,000	600,000
Total principal	3,250,000	3,591,900
Unamortized debt issuance costs	(27,470)	(25,721)
Total long-term debt	$3,222,530	3,566,179

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Credit Facility

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

Lender commitments under the Credit Facility were $1.25 billion as of December 31, 2025 and June 30, 2026, respectively. The Credit Facility matures on July 30, 2029; provided that if on the date that is 91 days prior to the stated maturity of any outstanding senior unsecured notes of the Borrower, including the 2028 Notes (as defined below) and the 2029 Notes (as defined below), the outstanding principal amount of such notes is greater than or equal to $50 million and the sum of (A) the outstanding principal amount of loans, undrawn letters of credit, and drawn but unreimbursed amounts with respect to letters of credit, in each case, then outstanding under the Credit Facility plus (B) (1) the outstanding principal amount of such notes on such date minus (2) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the Credit Facility), the Credit Facility will mature on such date. As of June 30, 2026, the Credit Facility had an available borrowing capacity of $908 million.

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

The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2025 and June 30, 2026.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

If the Borrower receives at least two Investment Grade Ratings (as defined in the Credit Facility), no default or event of default exists and the Borrower is in pro forma compliance with the Credit Facility’s financial covenants (subject to provision of the Credit Facility), the Borrower may elect to enter into an Investment Grade Period. During an Investment Grade Period, the interest margin is determined by reference to the Company’s corporate family rating, which for SOFR loans range from 1.125% to 2.000%. In addition, during an Investment Grade Period, the commitment fees on the unused portion of the Credit Facility are determined by reference to the Company’s corporate family rating, which range from 0.125% to 0.300%. The Borrower was not in an Investment Grade Period during the three months ended June 30, 2026.

As of December 31, 2025, the Borrower had no outstanding borrowings under the Credit Facility. As of June 30, 2026, the Borrower had outstanding borrowings under the Credit Facility of $342 million with a weighted average interest rate of 5.35%. No letters of credit were outstanding under the Credit Facility as of December 31, 2025 and June 30, 2026.

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

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par. The 2028 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2028 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by the Company, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2028 Notes is payable on January 15 and July 15 of each year.  Antero Midstream Partners may redeem all or part of the 2028 Notes at any time at a redemption price of 100.00% as of June 30, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2028 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2028 Notes at a price equal to 101% of the principal amount of the 2028 Notes, plus accrued and unpaid interest.

On July 24, 2026, the Company called for redemption all $650 million aggregate principal amount of the 2028 Notes on August 8, 2026 (the “Redemption Date”). The redemption price will be equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Redemption Date.

(d)	5.375% Senior Notes Due 2029

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time at a redemption price of 100.00% as of June 30, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

During the three and six months ended June 30, 2025 and 2026, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of June 30, 2026:

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2026	$7,421	282	7,703
2027	13,429	22	13,451
2028	11,240	—	11,240
2029	8,523	—	8,523
2030	4,882	—	4,882
Thereafter	1,927	—	1,927
Total lease payments	47,422	304	47,726
Less: imputed interest	(4,356)	(4)	(4,360)
Total	$43,066	300	43,366

(b)	Lease Term and Discount Rate

(Unaudited)
	December 31, 2025		June 30, 2026
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	8.9 years	*	3.8 years	0.5 years
Weighted average discount rate	6.4%	*	4.9%	4.4%
*	Not applicable

(11) Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes costs related to its long term incentive plans. Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital.

On June 5, 2024, the Company’s stockholders approved the Amended and Restated Antero Midstream Corporation Long Term Incentive Plan (the “AM LTIP”). The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of June 30, 2026, a total of 14,470,348 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Restricted stock units	$8,518	8,148	17,745	15,893
Performance share units	2,604	2,366	5,505	4,886
Equity awards issued to directors	285	314	559	628
Total expense	$11,407	10,828	23,809	21,407

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	4,487,368	$14.20
Granted	1,514,696	22.97
Vested	(2,370,747)	13.16
Forfeited	(32,815)	16.59
Total awarded and unvested—June 30, 2026	3,598,502	$18.56

As of June 30, 2026, unamortized equity-based compensation expense of $56 million related to the unvested RSUs is expected to be recognized over a weighted average period of 2.1 years.

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

In March 2026, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2028 as compared to a targeted ROIC (“2026 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2026 ROIC PSUs ranges from zero to 200% of the target number of 2026 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2026 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2026 ROIC PSU awards was probable as of June 30, 2026.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	1,162,432	$12.96
Granted	163,255	22.97
Vested (1)	(512,166)	10.58
Total awarded and unvested—June 30, 2026	813,521	$16.47
(1)	During the six months ended June 30, 2026, the PSUs granted in 2023 based on a ROIC performance criteria achieved vesting at 200% of the target amounts and converted into one million shares.

As of June 30, 2026, unamortized equity-based compensation expense of $14 million related to the unvested PSUs is expected to be recognized over a weighted average period of 1.9 years.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2024	January 29, 2025	February 12, 2025	$112,615	$0.225
*	February 14, 2025	February 14, 2025	138	*
Q1 2025	April 23, 2025	May 7, 2025	111,519	0.225
*	May 15, 2025	May 15, 2025	137	*
Q2 2025	July 23, 2025	August 6, 2025	107,686	0.225
*	August 14, 2025	August 14, 2025	138	*
Q3 2025	October 22, 2025	November 5, 2025	107,187	0.225
*	November 14, 2025	November 14, 2025	137	*
	Total 2025		$439,557

Q4 2025	January 28, 2026	February 11, 2026	$111,096	$0.225
*	February 17, 2026	February 17, 2026	138	*
Q1 2026	April 29, 2026	May 13, 2026	109,639	0.225
*	May 15, 2026	May 15, 2026	137	*
	Total 2026		$221,010
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 13—Equity and Net Income Per Common Share.

On July 15, 2026, the Board announced the declaration of a cash dividend on the shares of the Company’s common stock of $0.225 per share for the quarter ended June 30, 2026. The dividend is payable on August 12, 2026 to stockholders of record as of July 29, 2026. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that is payable on August 14, 2026 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Net Income Per Common Share. As of June 30, 2026, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Basic weighted average number of common shares outstanding	479,083	474,909	479,074	474,391
Add: Dilutive effect of RSUs	1,508	818	2,299	1,507
Add: Dilutive effect of PSUs	1,332	946	1,507	1,202
Add: Dilutive effect of Series A Preferred Stock	528	440	528	440
Diluted weighted average number of common shares outstanding	482,451	477,113	483,408	477,540

There were no anti-dilutive securities outstanding during the three and six months ended June 30, 2025 and 2026.

(c)	Net Income Per Common Share

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2025	2026	2025	2026
Net income	$124,513	113,515	245,250	231,781
Less preferred stock dividends	(137)	(137)	(275)	(275)
Net income available to common shareholders	$124,376	113,378	244,975	231,506

Net income per common share–basic	$0.26	0.24	0.51	0.49
Net income per common share–diluted	$0.26	0.24	0.51	0.48

Weighted average common shares outstanding–basic	479,083	474,909	479,074	474,391
Weighted average common shares outstanding–diluted	482,451	477,113	483,408	477,540

(14) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2025		June 30, 2026
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2028 Notes	$649,155	647,725	650,910	648,269
2029 Notes	750,000	745,620	747,900	746,196
2032 Notes	621,000	594,132	611,820	594,529
2033 Notes	653,250	642,525	643,955	642,912
2034 Notes	604,800	592,528	591,540	592,373
Total	$3,278,205	3,222,530	3,246,125	3,224,279
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Other Assets and Liabilities

The carrying values on the condensed consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The carrying value of the amounts under the Credit Facility as of December 31, 2025 and June 30, 2026 approximated fair value because the variable interest rates are reflective of current market conditions.

(c)	HG Acquisition

The HG Acquisition was accounted for under the acquisition method of accounting, and as such, the Company estimated the fair value of assets acquired and liabilities assumed as of the Closing Date. See Note 3—Transactions.

The Company used a cost approach to estimate the fair value of property and equipment acquired based on inputs that are not observable in the market, whereby it is a Level 3 fair value measurement. The significant inputs to the property and equipment fair value include replacement cost of similar assets, adjusted for depreciation based on asset age and condition, economic and functional obsolescence, location, normal useful lives and capacity. The Company used a discounted cash flow technique, which is an income approach, to estimate the fair value of the customer relationships, whereby it is a Level 3 fair value measurement. The significant inputs to the customer relationships fair value include throughput and water handling volumes, estimated future service fees, capital expenditures, operating expenditures and a weighted-average cost of capital. The Company utilized a weighted average cost of capital for gathering and compression and water handling customer relationships of 14% and 16%, respectively, as of the Closing Date.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total Investment
			in Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2025	$471,505	114,273	585,778
Additional investments	—	900	900
Equity in earnings of unconsolidated affiliates (1)	52,764	5,773	58,537
Distributions from unconsolidated affiliates	(62,780)	(8,220)	(71,000)
Balance as of June 30, 2026	$461,489	112,726	574,215
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

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

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which includes pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3, 2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which includes pre-judgment interest through April 30, 2023. On May 26, 2023, Veolia filed a notice of appeal of the final judgment, and on June 9, 2023, Antero Treatment filed a notice of cross-appeal. Oral argument at the Colorado Court of Appeals occurred on October 15, 2024. On December 9, 2024, the District Court awarded Antero Treatment approximately $19 million in attorneys’ fees and costs. On December 19, 2024, the Colorado Court of Appeals affirmed the District Court’s May 3, 2023 judgment and associated damages award, and remanded the case to the District Court for purposes of calculating appellate attorneys’ fees and costs owed to the Company by Veolia. On January 27, 2025, Veolia filed a notice of appeal of the District Court’s December 9, 2024 award of attorneys’ fees and costs, and on March 20, 2025, Veolia filed a petition for certiorari in the Colorado Supreme Court challenging the December 19, 2024 decision of the Colorado Court of Appeals. On June 26, 2025, the Colorado Court of Appeals dismissed Veolia’s appeal of the December 9, 2024 award of attorneys’ fees and costs with prejudice, following a stipulated motion by Veolia requesting such dismissal. On September 2, 2025, the Colorado Supreme Court granted in part and denied in part Veolia’s petition for

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

certiorari with respect to the December 19, 2024 decision by the Colorado Court of Appeals. Veolia and Antero Treatment have each submitted their principal merits briefs to the Colorado Supreme Court, and Veolia’s reply brief was submitted on March 5, 2026. Oral argument at the Colorado Supreme Court occurred on May 12, 2026. On June 23, 2026, the Colorado Supreme Court affirmed the December 19, 2024 decision of the Colorado Court of Appeals and remanded the case to the District Court for purposes of calculating reasonable appellate attorneys’ fees and costs owed to the Company by Veolia.

In July 2026, the Company received approximately $371 million in damages and interest from Veolia, which will be recorded as a gain on litigation settlement in the unaudited condensed consolidated statement of operations and comprehensive income during the three months ended September 30, 2026.

(17) Reportable Segments

The Company’s operations, which are located in the United States, are organized into two reportable segments: (i) gathering and processing and (ii) water handling.

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended June 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$248,901	73,773	—	322,674
Revenue–third-party	—	466	—	466
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	239,629	65,843	—	305,472
Operating expenses:
Direct operating	25,662	37,452	—	63,114
General and administrative (excluding equity-based compensation)	5,132	3,996	1,590	10,718
Equity-based compensation	7,229	3,893	285	11,407
Facility idling	—	375	—	375
Depreciation	19,336	14,028	—	33,364
Other (2)	—	50	—	50
Total operating expenses	57,359	59,794	1,875	119,028
Operating income	$182,270	6,049	(1,875)	186,444

Equity in earnings of unconsolidated affiliates	$30,016	—	—	30,016
Additions to property and equipment	$21,013	15,721	—	36,734

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended June 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$271,507	78,539	—	350,046
Amortization of customer relationships	(13,784)	(9,018)	—	(22,802)
Total revenues	257,723	69,521	—	327,244
Operating expenses:
Direct operating	36,533	47,993	—	84,526
General and administrative (excluding equity-based compensation)	6,564	2,625	2,540	11,729
Equity-based compensation	7,988	2,526	314	10,828
Facility idling	—	287	—	287
Depreciation	18,884	18,494	—	37,378
Impairment of property and equipment	133	—	—	133
Other (2)	—	454	—	454
Total operating expenses	70,102	72,379	2,854	145,335
Operating income (loss)	$187,621	(2,858)	(2,854)	181,909

Equity in earnings of unconsolidated affiliates	$28,525	—	—	28,525
Additions to property and equipment	$35,401	17,342	—	52,743

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

	Six Months Ended June 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$486,918	144,048	—	630,966
Revenue–third-party	—	971	—	971
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	468,375	128,226	—	596,601
Operating expenses:
Direct operating	51,855	68,089	—	119,944
General and administrative (excluding equity-based compensation)	10,370	8,193	2,777	21,340
Equity-based compensation	15,112	8,138	559	23,809
Facility idling	—	818	—	818
Depreciation	38,367	27,745	—	66,112
Impairment of property and equipment	—	817	—	817
Other (2)	—	94	—	94
Total operating expenses	115,704	113,894	3,336	232,934
Operating income	$352,671	14,332	(3,336)	363,667

Equity in earnings of unconsolidated affiliates	$58,036	—	—	58,036
Additions to property and equipment	$43,094	24,168	—	67,262

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Six Months Ended June 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$533,506	151,355	—	684,861
Revenue–third-party	295	311	—	606
Amortization of customer relationships	(26,168)	(17,844)	—	(44,012)
Total revenues	507,633	133,822	—	641,455
Operating expenses:
Direct operating	66,563	88,660	—	155,223
General and administrative (excluding equity-based compensation)	13,790	5,906	3,801	23,497
Equity-based compensation	15,584	5,195	628	21,407
Facility idling	—	832	—	832
Depreciation	36,728	35,285	—	72,013
Impairment of property and equipment	133	—	—	133
Loss (gain) on long-lived assets	(3,229)	571	—	(2,658)
Other (2)	—	488	—	488
Total operating expenses	129,569	136,937	4,429	270,935
Operating income (loss)	$378,064	(3,115)	(4,429)	370,520

Equity in earnings of unconsolidated affiliates	$58,537	—	—	58,537
Additions to property and equipment	$54,838	35,811	—	90,649
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

The summarized assets of the Company’s reportable segments are as follows:

	As of December 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$585,778	—	—	585,778
Total assets	4,651,002	968,282	264,832	5,884,116
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	(Unaudited)
	As of June 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$574,215	—	—	574,215
Total assets	5,193,292	1,168,377	2,146	6,363,815
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Acquisition and Divestiture

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Midstream for cash consideration of $1.1 billion, subject to the terms and conditions thereof. The HG Acquisition included gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. This acquisition closed on the Closing Date. The Company’s condensed consolidated statement of operations for the six months ended June 30, 2026 included results of operations from the assets and operations acquired in the HG Acquisition from the Closing Date through June 30, 2026.

The HG Acquisition was funded with net proceeds of the 2034 Notes, borrowing under the Credit Facility and restricted cash. See Note 3—Transactions to our condensed consolidated financial statements for additional information. In light of the nature and location of the assets and operations acquired in the HG Acquisition, we and Antero Resources agreed in principle to certain updates to, and intend to modify, our existing commercial arrangements with Antero Resources to provide for well pad compression with respect to certain wells and to provide certain water services. See Note 6—Revenue to our condensed consolidated financial statements for additional information.

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

Financing Highlights

Share Repurchase Program

Through our share repurchase program, during the three and six months ended June 30, 2026, we repurchased and retired approximately 0.4 million shares of our common stock for a total cost of $8 million and approximately 1 million shares of our common stock for a total cost of $26 million, respectively. As of June 30, 2026, we have approximately $310 million of remaining capacity under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Redemption of 2028 Notes

On July 24, 2026, we called for redemption all $650 million aggregate principal amount of the 2028 Notes on August 8, 2026. The redemption price will be equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the Redemption Date, and will be funded by cash on hand and borrowings under our Credit Facility.

Market Conditions and Business Trends

Commodity Markets

Benchmark prices for oil and C3+ NGLs increased significantly, while benchmark prices for natural gas and ethane decreased during the three months ended June 30, 2026 as compared to the same period of 2025. Benchmark prices for oil and natural gas increased, while benchmark prices for C3+ NGLs remained relatively consistent and benchmark prices for ethane decreased during the six months ended June 30, 2026 as compared to the same period of 2025. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ increased scale, liquidity and leverage position as compared to historical levels together with Antero Resources’ increased commodity derivative portfolio, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

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

Results of Operations

We have two reportable segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines and centralized compressor stations and well pad compressors that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the Joint Venture and Stonewall. The Joint Venture and Stonewall provide processing and fractionation services and high-pressure gas gathering services, respectively, in the Appalachian Basin. The water handling segment includes (i) an independent system that delivers water from sources including the Ohio River, local reservoirs and several regional waterways, and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending. See Note 17—Reportable Segments to our unaudited condensed consolidated financial statements for additional information.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2026

The operating results of our reportable segments were as follows:

	Three Months Ended June 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$248,901	73,773	—	322,674
Revenue–third-party	—	466	—	466
Amortization of customer relationships	(9,272)	(8,396)	—	(17,668)
Total revenues	239,629	65,843	—	305,472
Operating expenses:
Direct operating	25,662	37,452	—	63,114
General and administrative (excluding equity-based compensation)	5,132	3,996	1,590	10,718
Equity-based compensation	7,229	3,893	285	11,407
Facility idling	—	375	—	375
Depreciation	19,336	14,028	—	33,364
Other operating expense, net	—	50	—	50
Total operating expenses	57,359	59,794	1,875	119,028
Operating income	182,270	6,049	(1,875)	186,444
Other income (expense):
Interest expense, net	—	—	(47,962)	(47,962)
Equity in earnings of unconsolidated affiliates	30,016	—	—	30,016
Total other income (expense)	30,016	—	(47,962)	(17,946)
Income before income taxes	212,286	6,049	(49,837)	168,498
Income tax expense	—	—	(43,985)	(43,985)
Net income and comprehensive income	$212,286	6,049	(93,822)	124,513
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Three Months Ended June 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$271,507	78,539	—	350,046
Amortization of customer relationships	(13,784)	(9,018)	—	(22,802)
Total revenues	257,723	69,521	—	327,244
Operating expenses:
Direct operating	36,533	47,993	—	84,526
General and administrative (excluding equity-based compensation)	6,564	2,625	2,540	11,729
Equity-based compensation	7,988	2,526	314	10,828
Facility idling	—	287	—	287
Depreciation	18,884	18,494	—	37,378
Impairment of property and equipment	133	—	—	133
Other operating expense, net	—	454	—	454
Total operating expenses	70,102	72,379	2,854	145,335
Operating income (loss)	187,621	(2,858)	(2,854)	181,909
Other income (expense):
Interest expense, net	—	—	(55,680)	(55,680)
Equity in earnings of unconsolidated affiliates	28,525	—	—	28,525
Transaction expense	—	—	(273)	(273)
Total other income (expense)	28,525	—	(55,953)	(27,428)
Income (loss) before income taxes	216,146	(2,858)	(58,807)	154,481
Income tax expense	—	—	(40,966)	(40,966)
Net income (loss) and comprehensive income (loss)	$216,146	(2,858)	(99,773)	113,515
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Three Months Ended June 30,		Increase	Percentage
	2025	2026	or Decrease	Change
Operating Data:
Gathering (MMcf)	314,826	375,249	60,423	19%
Compression (MMcf)	313,706	367,280	53,574	17%
Centralized compression (MMcf)	313,706	299,283	(14,423)	(5)%
Well pad compression (MMcf)	—	67,997	67,997	100%
High pressure gathering (MMcf)	293,146	271,748	(21,398)	(7)%
Fresh water delivery (MBbl) (1)	8,941	7,479	(1,462)	(16)%
Other water handling (MBbl) (2)	5,330	12,376	7,046	132%
Wells serviced by fresh water delivery	11	21	10	91%
Gathering (MMcf/d)	3,460	4,124	664	19%
Compression (MMcf/d)	3,447	4,036	589	17%
Centralized compression (MMcf/d)	3,447	3,289	(158)	(5)%
Well pad compression (MMcf/d)	—	747	747	100%
High pressure gathering (MMcf/d)	3,221	2,986	(235)	(7)%
Fresh water delivery (MBbl/d) (1)	98	82	(16)	(16)%
Other water handling (MBbl/d) (2)	59	136	77	131%
Average Realized Fees (3):
Gathering ($/Mcf)	$0.36	0.37	0.01	3%
Centralized compression ($/Mcf)	$0.22	0.22	—	*
High pressure gathering ($/Mcf)	$0.23	0.23	—	*
Fresh water delivery ($/Bbl) (1)	$4.37	4.44	0.07	2%
Joint Venture Operating Data:
Processing (MMcf)	153,560	151,217	(2,343)	(2)%
Fractionation (MBbl)	3,640	3,640	—	*
Processing (MMcf/d)	1,687	1,662	(25)	(1)%
Fractionation (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	Fresh water delivery includes fresh water charged at a fixed fee under our water services agreement with Antero Resources.
(2)	Other water handling includes fresh water charged at cost plus 3% for services provided to Antero Resources on its acreage acquired from HG Production and our other fluid handling services charged at cost plus 3% or cost of service.
(3)	The average realized fees for the three months ended June 30, 2026 include annual CPI-based adjustments of approximately 1.5%.

Revenues. Total revenues increased by 7%, from $305 million for the three months ended June 30, 2025 to $327 million for the three months ended June 30, 2026. Total revenues included amortization of customer relationships of $18 million and $23 million for the three months ended June 30, 2025 and 2026, respectively. Gathering and processing revenues increased by 8%, from $240 million for the three months ended June 30, 2025 to $258 million for the three months ended June 30, 2026. Water handing revenues increased by 6%, from $65 million for the three months ended June 30, 2025 to $69 million for the three months ended June 30, 2026. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Gathering revenue increased $24 million period over period primarily due to increased throughput volumes of 60 Bcf, or 664 MMcf/d, from the HG Acquisition and 80 wells that were connected to our system between periods and increased gathering rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $5 million period over period primarily due to increased compression volumes of 54 Bcf, or 589 MMcf/d, from the HG Acquisition and 80 wells that were connected to our system between periods and increased centralized compression rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.

●	High pressure gathering revenue decreased $6 million period over period primarily due to decreased throughput volumes of 21 Bcf, or 235 MMcf/d, primarily due to the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods, partially offset by increased high pressure gathering rates as a result of annual CPI-based adjustments.
●	Amortization of customer relationships increased $5 million period over period due to a customer relationship intangible asset of $549 million acquired in the HG Acquisition completed during the first quarter of 2026.

Water Handling

●	Fresh water delivery revenue decreased $6 million period over period primarily due to decreased fresh water delivery volumes of 1 MMBbl, or 16 MBbl/d, partially offset by an increase to the fresh water delivery rate as a result of the annual CPI-based adjustment. Water delivery volumes decreased between periods due to the timing and location of well completions by Antero Resources.
●	Other water handling revenue increased $10 million period over period primarily due to higher other water handling volumes of 7 MMBbl, or 77 MBbl/d, as well as higher blending cost of service fees and increased costs for wastewater trucking and disposal volumes. Other water handling volumes increased between periods primarily due to 6 MMBbl of fresh water delivery volumes provided to Antero Resources on its acreage acquired from HG Production that are charged at cost plus 3% and increased blending activity during the three months ended June 30, 2026.

Direct operating expenses. Direct operating expenses increased by 34%, from $63 million for the three months ended June 30, 2025 to $85 million for the three months ended June 30, 2026. Gathering and processing direct operating expenses increased by 42% from $26 million for the three months ended June 30, 2025 to $37 million for the three months ended June 30, 2026 primarily due to increased gathering and well pad compression costs between periods related to assets acquired with the HG Acquisition, partially offset by the Utica Shale Divestiture. Water handling direct operating expenses increased by 28%, from $37 million for the three months ended June 30, 2025 to $48 million for the three months ended June 30, 2026 primarily due to fresh water delivery volumes provided by Antero Resources on acreage acquired from HG Production during the second quarter of 2026, increased wastewater trucking and disposal volumes between periods and increased blending costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $11 million and $12 million for the three months ended June 30, 2025 and 2026, respectively.

Equity-based compensation expenses. Equity-based compensation expenses remained consistent at $11 million for the three months ended June 30, 2025 and 2026. See Note 11—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 12%, from $33 million for the three months ended June 30, 2025 to $37 million for the three months ended June 30, 2026 primarily due to incremental depreciation expense of $4 million related to gathering and water pipelines acquired in the HG Acquisition and $3 million for assets placed in service between periods, partially offset by lower depreciation as a result of the Utica Shale Divestiture of $3 million between periods.

Interest expense, net. Interest expense, net increased by 16%, from $48 million for the three months ended June 30, 2025 to $56 million for the three months ended June 30, 2026 primarily due to issuance of the 2033 Notes and 2034 Notes during the second half of 2025, partially offset by the redemption of the 2027 Notes and lower average daily Credit Facility borrowings and interest rates between periods. See Note 9—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained relatively consistent at $30 million and $29 million for the three months ended June 30, 2025 and 2026, respectively.

Income tax expense. Income tax expense remained relatively consistent at $44 million and $41 million for the three months ended June 30, 2025 and 2026, which reflects effective tax rates of approximately 26% for each respective period.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2026

The operating results of our reportable segments were as follows:

	Six Months Ended June 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$486,918	144,048	—	630,966
Revenue–third-party	—	971	—	971
Amortization of customer relationships	(18,543)	(16,793)	—	(35,336)
Total revenues	468,375	128,226	—	596,601
Operating expenses:
Direct operating	51,855	68,089	—	119,944
General and administrative (excluding equity-based compensation)	10,370	8,193	2,777	21,340
Equity-based compensation	15,112	8,138	559	23,809
Facility idling	—	818	—	818
Depreciation	38,367	27,745	—	66,112
Impairment of property and equipment	—	817	—	817
Other operating expense, net	—	94	—	94
Total operating expenses	115,704	113,894	3,336	232,934
Operating income	352,671	14,332	(3,336)	363,667
Other income (expense):
Interest expense, net	—	—	(96,372)	(96,372)
Equity in earnings of unconsolidated affiliates	58,036	—	—	58,036
Total other income (expense)	58,036	—	(96,372)	(38,336)
Income before income taxes	410,707	14,332	(99,708)	325,331
Income tax expense	—	—	(80,081)	(80,081)
Net income and comprehensive income	$410,707	14,332	(179,789)	245,250
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Six Months Ended June 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$533,506	151,355	—	684,861
Revenue–third-party	295	311	—	606
Amortization of customer relationships	(26,168)	(17,844)	—	(44,012)
Total revenues	507,633	133,822	—	641,455
Operating expenses:
Direct operating	66,563	88,660	—	155,223
General and administrative (excluding equity-based compensation)	13,790	5,906	3,801	23,497
Equity-based compensation	15,584	5,195	628	21,407
Facility idling	—	832	—	832
Depreciation	36,728	35,285	—	72,013
Impairment of property and equipment	133	—	—	133
Loss (gain) on long-lived assets	(3,229)	571	—	(2,658)
Other operating expense, net	—	488	—	488
Total operating expenses	129,569	136,937	4,429	270,935
Operating income (loss)	378,064	(3,115)	(4,429)	370,520
Other income (expense):
Interest expense, net	—	—	(109,709)	(109,709)
Equity in earnings of unconsolidated affiliates	58,537	—	—	58,537
Transaction expense	—	—	(8,962)	(8,962)
Total other income (expense)	58,537	—	(118,671)	(60,134)
Income (loss) before income taxes	436,601	(3,115)	(123,100)	310,386
Income tax expense	—	—	(78,605)	(78,605)
Net income (loss) and comprehensive income (loss)	$436,601	(3,115)	(201,705)	231,781
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Six Months Ended June 30,		Increase	Percentage
	2025	2026	or Decrease	Change
Operating Data:
Gathering (MMcf)	616,124	717,695	101,571	16%
Compression (MMcf)	613,424	711,351	97,927	16%
Centralized compression (MMcf)	613,424	602,611	(10,813)	(2)%
Well pad compression (MMcf)	—	108,740	108,740	100%
High pressure gathering (MMcf)	572,725	553,698	(19,027)	(3)%
Fresh water delivery (MBbl) (1)	18,356	14,985	(3,371)	(18)%
Other water handling (MBbl) (2)	10,509	20,735	10,226	97%
Wells serviced by fresh water delivery	39	47	8	21%
Gathering (MMcf/d)	3,404	3,965	561	16%
Compression (MMcf/d)	3,389	3,930	541	16%
Centralized compression (MMcf/d)	3,389	3,329	(60)	(2)%
Well pad compression (MMcf/d)	—	601	601	100%
High pressure gathering (MMcf/d)	3,164	3,059	(105)	(3)%
Fresh water delivery (MBbl/d) (1)	101	83	(18)	(18)%
Other water handling (MBbl/d) (2)	58	115	57	98%
Average Realized Fees (3):
Gathering ($/Mcf)	$0.36	0.37	0.01	3%
Centralized compression ($/Mcf)	$0.22	0.22	—	*
High pressure gathering ($/Mcf)	$0.23	0.23	—	*
Fresh water delivery ($/Bbl) (1)	$4.37	4.44	0.07	2%
Joint Venture Operating Data:
Processing (MMcf)	302,083	304,939	2,856	1%
Fractionation (MBbl)	7,240	7,240	—	*
Processing (MMcf/d)	1,669	1,685	16	1%
Fractionation (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	Fresh water delivery includes fresh water charged at a fixed fee under our water services agreement with Antero Resources.
(2)	Other water handling includes fresh water charged at cost plus 3% for services provided to Antero Resources on its acreage acquired from HG Production and our other fluid handling services charged at cost plus 3% or cost of service.
(3)	The average realized fees for the six months ended June 30, 2026 include annual CPI-based adjustments of approximately 1.5%.

Revenues. Total revenues increased by 8%, from $597 million for the six months ended June 30, 2025 to $641 million for the six months ended June 30, 2026. Total revenues included amortization of customer relationships of $35 million and $44 million for the six months ended June 30, 2025 and 2026, respectively. Gathering and processing revenues increased by 8%, from $469 million for the six months ended June 30, 2025 to $507 million for the six months ended June 30, 2026. Water handling revenues increased by 4%, from $128 million for the six months ended June 30, 2025 to $134 million for the six months ended June 30, 2026. These fluctuations primarily resulted from the following:

Gathering and Processing

●	Gathering revenue increased $40 million period over period primarily due to increased throughput volumes of 102 Bcf, or 561 MMcf/d, from the HG Acquisition and 80 wells that were connected to our system between periods and increased gathering rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $10 million period over period primarily due to increased throughput volumes of 98 Bcf, or 541 MMcf/d, from the HG Acquisition and 80 wells that were connected to our system between periods and increased centralized compression rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.

●	High pressure gathering revenue decreased $4 million period over period primarily due to decreased throughput volumes of 19 Bcf, or 105 MMcf/d, due to the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods, partially offset by increased high pressure gathering rates as a result of annual CPI-based adjustments.
●	Amortization of customer relationships increased $8 million period over period due to a customer relationship intangible asset of $549 million acquired in the HG Acquisition during the six months ended June 30, 2026.

Water Handling

●	Fresh water delivery revenue decreased $14 million period over period primarily due to decreased fresh water delivery volumes of 3 MMBbl, or 18 MBbl/d, partially offset by an increase to the fresh water delivery rate as a result of the annual CPI-based adjustment. Water delivery volumes decreased between periods due to the timing and location of well completions by Antero Resources.
●	Other water handling revenue increased $20 million period over period primarily due to higher other water handling volumes of 10 MMBbl, or 57 MBbl/d, as well as higher blending cost of service fees and increased wastewater trucking and disposal volumes. Other water handling volumes increased between periods primarily due to 8 MMBbl of fresh water delivery volumes provided to Antero Resources on its acreage acquired from HG Production that are charged at cost plus 3% during the six months ended June 30, 2026.

Direct operating expenses. Direct operating expenses increased by 29%, from $120 million for the six months ended June 30, 2025 to $155 million for the six months ended June 30, 2026. Gathering and processing direct operating expenses increased by 28% from $52 million for the six months ended June 30, 2025 to $67 million for the six months ended June 30, 2026 primarily due to increased gathering and well pad compression costs between periods related to assets acquired with the HG Acquisition, partially offset by the Utica Shale Divestiture. Water handling direct operating expenses increased by 30%, from $68 million for the six months ended June 30, 2025 to $89 million for the six months ended June 30, 2026 primarily due to fresh water delivery volumes provided by Antero Resources on acreage it acquired from HG Production during the six months ended June 30, 2026, increased wastewater trucking and disposal volumes between periods and increased blending costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $21 million and $23 million for the six months ended June 30, 2025 and 2026, respectively.

Equity-based compensation expenses. Equity-based compensation expenses remained relatively consistent at $24 million and $21 million for the six months ended June 30, 2025 and 2026, respectively. See Note 11—Equity-Based Compensation to the unaudited condensed consolidated financial statements for additional information.

Depreciation expense. Depreciation expense increased by 9%, from $66 million for the six months ended June 30, 2025 to $72 million for the six months ended June 30, 2026 primarily due to incremental depreciation expense of $7 million related to gathering and water pipelines acquired in the HG Acquisition and $6 million for assets placed in service between periods, partially offset by lower depreciation as a result of the Utica Shale Divestiture of $7 million between periods.

Gain on long-lived assets. There were no long-lived asset sales during the six months ended June 30, 2025. During the six months ended June 30, 2026, we recognized a gain on long-lived assets of $3 million related to the Utica Shale Divestiture. See Note 3—Transactions to our condensed consolidated financial statements for additional information.

Interest expense, net. Interest expense, net increased by 14%, from $96 million for the six months ended June 30, 2025 to $110 million for the six months ended June 30, 2026 primarily due to issuance of the 2033 Notes and 2034 Notes during the second half of 2025, partially offset by the redemption of the 2027 Notes, lower average daily Credit Facility borrowings and interest rates between periods and higher interest income on cash equivalents and restricted cash between periods. See Note 9—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained relatively consistent at $58 million and $59 million for the six months ended June 30, 2025 and 2026, respectively.

Transaction expense. During the six months ended June 30, 2026, we incurred $9 million of transaction expense related to the HG Acquisition. There were no transaction expenses during the six months ended June 30, 2025. See Note 3—Transactions to our unaudited condensed consolidated financial statements for additional information.

Income tax expense. Income tax expense remained relatively consistent at $80 million and $79 million for the six months ended June 30, 2025 and 2026, respectively, which reflects an effective tax rate of approximately 25% for each respective period.

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

Our Board declared a cash dividend on the shares of our common stock of $0.225 per share for the quarter ended June 30, 2026. The dividend is payable on August 12, 2026 to stockholders of record as of July 29, 2026. Our Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock that is payable on August 14, 2026 in accordance with their terms as discussed in Note 13—Equity and Net Income Per Common Share. As of June 30, 2026, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of June 30, 2026, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2026:

	Six Months Ended June 30,
(in thousands)	2025	2026
Net cash provided by operating activities	$464,125	492,873
Net cash used in investing activities	(72,334)	(815,782)
Net cash provided by (used in) financing activities	(391,791)	59,974
Net decrease in cash, cash equivalents and restricted cash	$—	(262,935)

Operating activities. Net cash provided by operating activities was $464 million and $493 million for the six months ended June 30, 2025 and 2026, respectively. This increase in cash flows provided by operating activities between periods was primarily the result of lower cash used for working capital and increased gathering and processing and water handling revenues during the six months ended June 30, 2026 attributable to the HG Acquisition and decreased direct operating expenses for the Utica Shale Divestiture, partially offset by increased gathering and processing and water handling direct operating expenses attributable to the HG Acquisition and lower gathering and processing revenues for the Utica Shale Divestiture between periods.

Investing activities. Net cash flows used in investing activities was $72 million and $816 million for the six months ended June 30, 2025 and 2026, respectively. The increase in cash flows used in investing activities between periods was primarily due to cash paid for the HG Acquisition of $1.1 billion during the six months ended June 30, 2026, as well as increased capital spending for gathering systems and facilities of $12 million and water handling systems of $12 million, partially offset by proceeds from the Utica Shale Divestiture of $379 million during the six months ended June 30, 2026.

Financing activities. Net cash used in financing activities was $392 million for the six months ended June 30, 2025 and net cash provided by financing activities was $60 million for the six months ended June 30, 2026, respectively. The increase in cash flows provided by financing activities between periods was primarily due to the increase in net borrowings on our Credit Facility of $437 million and lower share repurchases of $19 million between periods, partially offset by higher payments for employee tax withholding for settlement of equity-based compensation awards of $6 million and higher payments of deferred financing costs of $2 million.

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

Our capital expenditures were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2025	2026	2025	2026
Gathering systems and facilities	$22,160	32,628	45,913	58,730
Water handling systems	19,357	14,050	31,144	29,000
Investments in unconsolidated affiliates	3,330	—	5,078	900
Total capital expenditures	$44,847	46,678	82,135	88,630

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of June 30, 2026, we had $342 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $2 million increase in interest expense for the six months ended June 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plan
Period	Purchased (1)	Share	Announced Plans	($ in thousands) (2)
April 1, 2026 – April 30, 2026	63,584	$20.81	63,584	$316,992
May 1, 2026 – May 31, 2026	47,678	21.38	46,802	315,992
June 1, 2026 – June 30, 2026	283,947	21.32	282,299	309,974
Total	395,209	$21.24	392,685
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	In February 2024, the Board authorized a $500 million share repurchase program.

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

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended June 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Justin J. Agnew
Justin J. Agnew
Chief Financial Officer and Vice President—Finance

Date:	July 29, 2026