Form 10-Q
period 2026-09-30
Antero Midstream Corp
filed 2026-10-28
CIK 1623925

PartnersCapitalAbstract

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Number of shares of the registrant’s common stock outstanding as of October 23, 2026 (in thousands): 472,346

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Some of the information in this Quarterly Report on Form 10-Q may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements, other than statements of historical fact, included in this Quarterly Report on Form 10-Q, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Words such as “may,” “assume,” “forecast,” “position,” “predict,” “strategy,” “expect,” “intend,” “plan,” “estimate,” “anticipate,” “believe,” “project,” “budget,” “potential,” or “continue,” and similar expressions are used to identify forward-looking statements, although not all forward-looking statements contain such identifying words. When considering these forward-looking statements, investors should keep in mind the risk factors and other cautionary statements in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2025. These forward-looking statements are based on management’s current beliefs, based on currently available information, as to the outcome and timing of future events. Factors that could cause our actual results to differ materially from the results contemplated by such forward-looking statements include:

●	Antero Resources Corporation’s (“Antero Resources”) expected production and development plan;
●	our ability to execute our business strategy;
●	impacts to producer customers of insufficient storage capacity;
●	our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
●	natural gas, natural gas liquids (“NGLs”), and oil prices;
●	our ability to realize the anticipated benefits of our investments in unconsolidated affiliates;
●	our ability to execute our share repurchase and dividend programs;
●	our ability to complete the construction of or purchase new gathering and compression, processing, water handling or other assets on schedule, at the budgeted cost or at all, and the ability of such assets to operate as designed or at expected levels;
●	risks associated with the future performance of the HG Acquisition (as defined in Note 3—Transactions to the unaudited condensed consolidated financial statements);
●	costs of conducting our operations;
●	impacts of geopolitical events, including the conflicts in Ukraine, Venezuela and in the Middle East, and world health events;
●	actions taken by third-party producers, operators, processors and transporters;
●	competition;
●	government regulations and changes in laws;
●	operating hazards, natural disasters, weather-related delays, casualty losses and other matters beyond our control;
●	pending legal or environmental matters;
●	uncertainty regarding our future operating results;
●	credit markets;
●	our ability to achieve our greenhouse gas reduction targets and the costs associated therewith;
●	general economic conditions; and

●	our other plans, objectives, expectations and intentions contained in this Quarterly Report on Form 10-Q.

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

PART I—FINANCIAL INFORMATION

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Balance Sheets

(In thousands, except per share amounts)

		(Unaudited)
	December 31,	September 30,
	2025	2026
Assets
Current assets:
Cash and cash equivalents	$180,435	—
Restricted cash	82,500	—
Accounts receivable–Antero Resources	106,771	124,123
Accounts receivable–third party	993	256
Income tax receivable	1,896	—
Current assets held for sale	4,600	—
Other current assets	2,669	2,615
Total current assets	379,864	126,994
Long-term assets:
Property and equipment, net	3,454,572	3,952,989
Investments in unconsolidated affiliates	585,778	567,510
Customer relationships	1,074,087	1,629,379
Operating leases right-of-use assets	—	50,520
Assets held for sale	379,036	—
Other assets, net	10,779	13,688
Total assets	$5,884,116	6,341,080

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable–Antero Resources	$5,366	5,504
Accounts payable–third party	10,368	8,868
Accrued liabilities	91,527	109,985
Short-term lease liabilities	—	15,151
Current liabilities held for sale	2,297	—
Other current liabilities	1,924	10,805
Total current liabilities	111,482	150,313
Long-term liabilities:
Long-term debt	3,222,530	3,153,695
Deferred income tax liability, net	562,996	770,475
Long-term lease liabilities	—	35,531
Liabilities held for sale	3,021	—
Other	12,046	16,210
Total liabilities	3,912,075	4,126,224
Stockholders' equity:
Preferred stock, $0.01 par value: 100,000 authorized as of December 31, 2025 and September 30, 2026
Series A non-voting perpetual preferred stock; 12 designated and 10 issued and outstanding as of December 31, 2025 and September 30, 2026	—	—
Common stock, $0.01 par value; 2,000,000 authorized; 474,060 and 473,417 issued and outstanding as of December 31, 2025 and September 30, 2026, respectively	4,741	4,734
Additional paid-in capital	1,952,524	1,839,765
Retained earnings	14,776	370,357
Total stockholders' equity	1,972,041	2,214,856
Total liabilities and stockholders' equity	$5,884,116	6,341,080

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended September 30,
	2025	2026
Revenue:
Gathering and compression–Antero Resources	$249,827	270,542
Water handling–Antero Resources	62,129	79,330
Water handling–third party	533	24
Amortization of customer relationships	(17,668)	(22,874)
Total revenue	294,821	327,022
Operating expenses:
Direct operating	57,886	83,249
General and administrative (including $11,026 and $10,960 of equity-based compensation in 2025 and 2026, respectively)	21,316	21,124
Facility idling	445	297
Depreciation	34,465	37,963
Impairment of property and equipment	167	2,921
Loss on long-lived assets	—	1,158
Gain on litigation	—	(376,963)
Other operating expense, net	49	45
Total operating expenses	114,328	(230,206)
Operating income	180,493	557,228
Other income (expense):
Interest expense, net	(47,196)	(50,746)
Equity in earnings of unconsolidated affiliates	29,688	27,950
Loss on early extinguishment of debt	(1,313)	(1,613)
Transaction expense	—	(37)
Total other expense	(18,821)	(24,446)
Income before income taxes	161,672	532,782
Income tax expense	(45,688)	(140,125)
Net income and comprehensive income	$115,984	392,657

Net income per common share–basic	$0.24	0.83
Net income per common share–diluted	$0.24	0.82

Weighted average common shares outstanding:
Basic	478,020	474,315
Diluted	481,814	477,087

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Operations and Comprehensive Income (Unaudited)

(In thousands, except per share amounts)

	Nine Months Ended September 30,
	2025	2026
Revenue:
Gathering and compression–Antero Resources	$736,745	804,048
Gathering and compression–third party	—	295
Water handling–Antero Resources	206,177	230,685
Water handling–third party	1,504	335
Amortization of customer relationships	(53,004)	(66,886)
Total revenue	891,422	968,477
Operating expenses:
Direct operating	177,830	238,472
General and administrative (including $34,835 and $32,367 of equity-based compensation in 2025 and 2026, respectively)	66,465	66,028
Facility idling	1,263	1,129
Depreciation	100,577	109,976
Impairment of property and equipment	984	3,054
Gain on long-lived assets	—	(1,500)
Gain on litigation	—	(376,963)
Other operating expense, net	143	533
Total operating expenses	347,262	40,729
Operating income	544,160	927,748
Other income (expense):
Interest expense, net	(143,568)	(160,455)
Equity in earnings of unconsolidated affiliates	87,724	86,487
Loss on early extinguishment of debt	(1,313)	(1,613)
Transaction expense	—	(8,999)
Total other expense	(57,157)	(84,580)
Income before income taxes	487,003	843,168
Income tax expense	(125,769)	(218,730)
Net income and comprehensive income	$361,234	624,438

Net income per common share–basic	$0.75	1.32
Net income per common share–diluted	$0.75	1.31

Weighted average common shares outstanding:
Basic	478,719	474,365
Diluted	482,867	477,429

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Retained	Total
	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2024	$—	479,422	$4,794	2,019,830	90,547	2,115,171
Dividends to stockholders	—	—	—	(22,206)	(90,547)	(112,753)
Equity-based compensation	—	—	—	12,402	—	12,402
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,563	16	(18,465)	—	(18,449)
Repurchases and retirement of common stock	—	(1,722)	(17)	(7,189)	(21,363)	(28,569)
Net income and comprehensive income	—	—	—	—	120,737	120,737
Balance at March 31, 2025	—	479,263	4,793	1,984,372	99,374	2,088,539
Dividends to stockholders	—	—	—	(12,288)	(99,374)	(111,662)
Equity-based compensation	—	—	—	11,407	—	11,407
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	741	7	(8,644)	—	(8,637)
Repurchases and retirement of common stock	—	(993)	(10)	(4,078)	(12,683)	(16,771)
Net income and comprehensive income	—	—	—	—	124,513	124,513
Balance at June 30, 2025	—	479,011	$4,790	1,970,769	111,830	2,087,389
Dividends to stockholders	—	—	—	—	(107,818)	(107,818)
Equity-based compensation	—	—	—	11,026	—	11,026
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	17	—	(3)	—	(3)
Repurchases and retirement of common stock	—	(2,316)	(23)	(9,574)	(31,732)	(41,329)
Net income and comprehensive income	—	—	—	—	115,984	115,984
Balance at September 30, 2025	$—	476,712	$4,767	1,972,218	88,264	2,065,249

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

				Additional
	Preferred	Common Stock		Paid-In	Retained	Total
	Stock	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2025	$—	474,060	$4,741	1,952,524	14,776	1,972,041
Dividends to stockholders	—	—	—	(99,112)	(14,776)	(113,888)
Equity-based compensation	—	—	—	10,579	—	10,579
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	1,970	19	(32,555)	—	(32,536)
Repurchases and retirement of common stock	—	(1,002)	(10)	(3,940)	(14,063)	(18,013)
Net income and comprehensive income	—	—	—	—	118,266	118,266
Balance at March 31, 2026	—	475,028	4,750	1,827,496	104,203	1,936,449
Dividends to stockholders	—	—	—	(2,818)	(104,203)	(107,021)
Equity-based compensation	—	—	—	10,828	—	10,828
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	21	1	(56)	—	(55)
Repurchases and retirement of common stock	—	(392)	(4)	(1,516)	(6,822)	(8,342)
Net income and comprehensive income	—	—	—	—	113,515	113,515
Balance at June 30, 2026	—	474,657	$4,747	1,833,934	106,693	1,945,374
Dividends to stockholders	—	—	—	(245)	(106,693)	(106,938)
Equity-based compensation	—	—	—	10,960	—	10,960
Issuance of common stock upon vesting of equity-based compensation awards, net of common stock withheld for income taxes	—	17	—	—	—	—
Repurchases and retirement of common stock	—	(1,257)	(13)	(4,884)	(22,300)	(27,197)
Net income and comprehensive income	—	—	—	—	392,657	392,657
Balance at September 30, 2026	$—	473,417	$4,734	1,839,765	370,357	2,214,856

See accompanying notes to unaudited condensed consolidated financial statements.

ANTERO MIDSTREAM CORPORATION

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2025	2026
Cash flows provided by (used in) operating activities:
Net income	$361,234	624,438
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	100,577	109,976
Impairment of property and equipment	984	3,054
Deferred income tax expense	124,471	207,480
Equity-based compensation	34,835	32,367
Equity in earnings of unconsolidated affiliates	(87,724)	(86,487)
Distributions from unconsolidated affiliates	106,095	105,655
Amortization of customer relationships	53,004	66,886
Amortization of deferred financing costs	3,938	4,443
Settlement of asset retirement obligations	(317)	(111)
Loss on early extinguishment of debt	1,313	1,613
Gain on long-lived assets	—	(1,500)
Other operating activities	143	533
Changes in assets and liabilities:
Accounts receivable–Antero Resources	6,619	3,330
Accounts receivable–third party	373	1,083
Income tax receivable	(1,896)	1,896
Other current assets	(360)	110
Accounts payable–Antero Resources	(1)	250
Accounts payable–third party	1,081	(592)
Income taxes payable	594	9,354
Accrued liabilities	(28,002)	9,393
Net cash provided by operating activities	676,961	1,093,171
Cash flows provided by (used in) investing activities:
Additions to gathering systems, facilities and other	(67,960)	(86,692)
Additions to water handling systems	(45,477)	(48,678)
Additional investments in unconsolidated affiliate	(6,653)	(900)
Acquisition of HG Midstream	—	(1,103,032)
Proceeds from asset sales	6	377,433
Other investing activities	844	(4,792)
Net cash used in investing activities	(119,240)	(866,661)
Cash flows provided by (used in) financing activities:
Dividends to common stockholders	(331,820)	(327,547)
Dividends to preferred stockholders	(413)	(413)
Repurchases of common stock	(86,669)	(53,552)
Issuance and borrowings of long-term debt	2,039,500	2,410,000
Repayments of long-term debt	(2,144,200)	(2,483,200)
Payments of deferred financing costs	(7,030)	(1,784)
Employee tax withholding for settlement of equity-based compensation awards	(27,089)	(32,590)
Payments on capital lease obligations	—	(359)
Net cash used in financing activities	(557,721)	(489,445)
Net decrease in cash, cash equivalents and restricted cash	—	(262,935)
Cash, cash equivalents and restricted cash, beginning of period	—	262,935
Cash, cash equivalents and restricted cash, end of period	$—	—

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$160,951	158,847
Income taxes paid during the period	2,600	—
Increase in accrued capital expenditures and accounts payable
for property and equipment	13,381	3,150
Right-of-use assets obtained in exchange for new operating lease obligations	351	59,055

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

These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, and, accordingly, do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments (consisting of normal and recurring accruals) considered necessary to present fairly the Company’s financial position as of December 31, 2025 and September 30, 2026, results of operations for the three and nine months ended September 30, 2025 and 2026 and cash flows for the nine months ended September 30, 2025 and 2026. The Company has no items of other comprehensive income or loss; therefore, net income is equal to comprehensive income.

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

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 is intended to improve the disclosure about certain operating expenses primarily through enhanced disclosure of cost of sales and selling, general and administrative expenses. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. ASU 2024-03 can be applied on either a prospective or a retrospective basis at the Company’s election. The Company plans to adopt ASU 2024-03 on a prospective basis in the Annual Report on Form 10-K for the year ending December 31, 2027. The Company is evaluating the impact that ASU 2024-03 will have on the financial statements.

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

The HG Acquisition has been accounted for using the acquisition method of accounting with Antero Midstream Partners identified as the acquirer of HG Midstream. The Company is still completing its analysis of the final purchase price allocation. Adjustments to the preliminary purchase price allocation recorded during the three and nine months ended September 30, 2026 primarily relate to additional information obtained by the Company between the Closing Date and September 30, 2026 about facts and circumstances that existed on the Closing Date, including the completion of the post-closing settlement statement and updates to our property and equipment and customer relationship valuations, among others. The Company expects to complete the purchase price allocation during the 12-month period following the Closing Date. The table below summarizes the preliminary purchase price and estimated fair values of the assets acquired and liabilities assumed as of the Closing Date. See Note 14—Fair Value Measurement for additional information on the fair value assumptions and hierarchy used in the HG Acquisition preliminary purchase price allocation.

	As Originally
(in thousands)	Reported	Adjustments	As Adjusted
Total cash consideration	$1,108,783	(5,731)	1,103,052

Fair value of assets acquired:
Cash	$20	—	20
Accounts receivable – Antero Resources	16,082	—	16,082
Property and equipment, net	470,800	2,000	472,800
Customer relationships	629,426	(7,248)	622,178
Operating lease right-of-use asset	47,033	2,282	49,315
Other assets	523	—	523
Amount attributable to assets acquired	$1,163,884	(2,966)	1,160,918

Fair value of liabilities assumed:
Accrued liabilities	$7,545	482	8,027
Lease liabilities	47,556	2,283	49,839
Amount attributable to liabilities assumed	$55,101	2,765	57,866

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

The Company’s financial statements include $9 million of acquisition-related costs associated with the HG Acquisition during the nine months ended September 30, 2026, which are recorded in transaction expense in the unaudited condensed consolidated statements of operations and comprehensive income.

The following table summarizes amounts contributed by the assets acquired in the HG Acquisition to the Company’s unaudited condensed consolidated results of operations and comprehensive income upon transaction closing on the Closing Date:

February 3, 2026
(in thousands)	through September 30, 2026
Gathering and compression–Antero Resources	$91,619
Water handling–Antero Resources	30,528
Amortization of customer relationships	(13,882)
Total revenue	108,265

Net income (1)	$26,479
(1)	Net income includes transaction expense of $9 million related to the HG Acquisition recognized during the nine months ended September 30, 2026.

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

The cash consideration received for the Utica Shale Divestiture, less costs to sell, of approximately $380 million was less than its carrying value of the Utica Shale Property and Equipment’s net assets. Accordingly, the Company reduced the carrying value of the Utica Shale Property and Equipment to the estimated selling price less costs to sell and recorded a loss on long-lived assets of $87 million during the year ended December 31, 2025 in its statements of operations and comprehensive income. During the three and nine months ended September 30, 2026, the Company recorded a loss on long-lived assets of $1 million and a gain on long-lived assets of $2 million to reflect the cash consideration received for the Utica Shale Divestiture, less costs to sell, upon transaction closing.

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

(4) Intangibles

All customer relationships are subject to amortization and are amortized over a weighted average period of 21 years, which reflects the remaining economic life of the relationships as of September 30, 2026. The carrying amount of customer relationships were as follows:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2025	2026
Gross carrying value of customer relationships	$1,555,000	2,177,178
Accumulated amortization of customer relationships	(480,913)	(547,799)
Customer relationships	$1,074,087	1,629,379

Future amortization expense as of September 30, 2026 is as follows (in thousands):

Remainder of year ending December 31, 2026	$22,874
Year ending December 31, 2027	91,496
Year ending December 31, 2028	91,496
Year ending December 31, 2029	91,496
Year ending December 31, 2030	91,496
Thereafter	1,240,521
Total	$1,629,379

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(5) Transactions with Affiliates

(a)	Revenues

Substantially all revenues earned during the three and nine months ended September 30, 2025 and 2026 were earned from Antero Resources, under various agreements for gathering and compression and water handling services. Revenues earned from gathering and compression services consist of lease income.

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

(c)	Allocation of Costs Charged by Antero Resources

The employees supporting the Company’s operations are concurrently employed by Antero Resources and the Company. Direct operating expense includes costs charged to the Company of $5 million and $6 million during the three months ended September 30, 2025 and 2026, respectively, and $16 million and $17 million during the nine months ended September 30, 2025 and 2026, respectively. These costs were for services provided by employees associated with the operation of the Company’s gathering lines, centralized compressor stations and water handling assets. General and administrative expense includes costs charged to the Company by Antero Resources of $8 million during each of the three months ended September 30, 2025 and 2026, and $25 million and $24 million during the nine months ended September 30, 2025 and 2026, respectively. These costs relate to (i) various business services, including payroll processing, accounts payable processing and facilities management, (ii) various corporate services, including legal, accounting, treasury, information technology and human resources and (iii) compensation. These expenses are charged to the Company based on the nature of the expenses and are apportioned based on a combination of the Company’s proportionate share of gross property and equipment, capital expenditures and labor costs, as applicable. The Company reimburses Antero Resources directly for all general and administrative costs charged to it.

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

The 2019 gathering and compression agreement, the Marcellus gathering and compression agreement and the Mountaineer gathering and compression agreement include certain fixed fee provisions. If and to the extent Antero Resources requests that the Company construct new gathering lines, centralized compressor stations and/or high pressure lines, the 2019 gathering and compression agreement contains options at the Company’s election for either (i) minimum volume commitments that require Antero Resources to utilize or pay for 70% of the centralized compression capacity and 75% of the high pressure gathering capacity of such new construction for 10 years or (ii) a cost of service fee that allows the Company to earn a return on capital invested of 13% per annum over a period of seven years, which election is made individually for each piece of equipment placed in service. The Marcellus gathering and compression agreement provides for a minimum volume commitment that requires Antero Resources to utilize or pay for 25% of the compression capacity for a period of 10 years from the in-service date. The Mountaineer gathering and compression agreement provides for monthly minimum compression and gathering fees for each centralized compressor station or high pressure gathering line, respectively, for a period of 12 years commencing 90 days after such asset’s in-service date. As of September 30, 2026, all monthly minimum compression fees under the Mountaineer gathering and compression agreement have expired. All lease payments under the minimum volume commitments, cost of service fees and minimum gathering and compression fees are considered to be in-substance fixed lease payments (“minimum lease payments”) under the gathering and compression agreements. The minimum lease payments for the 2019 gathering and compression agreement and Mountaineer gathering and compression agreement end in 2035 and 2026, respectively. As of January 1, 2025, there were no minimum lease payments for the Marcellus gathering and compression agreement.

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

Minimum future lease cash flows to be received by the Company under the gathering and compression agreements as of September 30, 2026 are as follows (in thousands):

Remainder of year ending December 31, 2026	$14,079
Year ending December 31, 2027	231,476
Year ending December 31, 2028	181,531
Year ending December 31, 2029	123,016
Year ending December 31, 2030	89,885
Thereafter	134,943
Total	$774,930

(b)	Water Handling

The Company is party to a water services agreement with Antero Resources, whereby the Company provides certain water handling services to Antero Resources within an area of dedication in defined service areas in West Virginia. The initial term of the water services agreement runs to 2035. Upon completion of the initial term in 2035, the water services agreement will continue in effect from year to year until such time as the agreement is terminated, effective upon an anniversary of the effective date of the agreement, by notice from either the Company or Antero Resources to the other party on or before the 180th day prior to the anniversary of such agreement. Under the agreement, the Company receives a fixed fee for fresh water deliveries by pipeline directly to the well site, subject to annual CPI-based adjustments. In addition, the Company provides other fluid handling services. These operations, along with the Company’s fresh water delivery systems, support well completion and production operations for Antero Resources. These services are provided by the Company directly or through third-parties with which the Company contracts. For these other fluid handling services provided by third-parties, Antero Resources reimburses the Company’s third-party out-of-pocket costs plus 3%. For these other fluid handling services provided by the Company, the Company charges Antero Resources a cost of service fee. The cost of service fee allows the Company to recover its share of capital expenditures to construct any new facilities required to provide other fluid handling services to Antero Resources and earn a return on capital invested of 13% per annum over a period of seven years. As of September 30, 2026, the Company had minimum future revenues for its cost of service fees of $59 million to be received and recognized by the Company under the water services agreement during 2026 through 2033 as the agreement’s performance obligations are satisfied. In light of the nature and location of the assets and operations acquired in the HG Acquisition, the Company and Antero Resources agreed in principle to certain updates to, and intend to modify, their existing commercial arrangement to provide certain water services. For certain fresh water services provided by the Company related to the HG Energy II Production Holdings, LLC (“HG Production”) assets acquired by Antero Resources, Antero Resources will reimburse the Company’s third-party out-of-pocket costs plus 3%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Reportable segment / Type of service
Gathering and Processing (1)
Gathering	$114,077	137,363	336,972	400,853
Compression	68,178	72,635	201,269	215,556
High pressure gathering	67,572	60,544	198,504	187,934
Amortization of customer relationships	(9,271)	(13,846)	(27,814)	(40,014)
Water Handling
Fresh water delivery	37,023	36,376	117,298	102,877
Other fluid handling	25,639	42,978	90,383	128,143
Amortization of customer relationships	(8,397)	(9,028)	(25,190)	(26,872)
Total	$294,821	327,022	891,422	968,477

Reportable segment / Type of contract
Gathering and Processing (1)
Per unit fixed fee	$249,827	262,605	736,745	785,834
Cost plus 3%	—	4,574	—	10,403
Cost of service fee	—	3,363	—	8,106
Amortization of customer relationships	(9,271)	(13,846)	(27,814)	(40,014)
Water Handling
Per unit fixed fee	37,556	36,400	118,802	103,212
Cost plus 3%	16,337	27,499	62,282	83,673
Cost of service fee	8,769	15,455	26,597	44,135
Amortization of customer relationships	(8,397)	(9,028)	(25,190)	(26,872)
Total	$294,821	327,022	891,422	968,477
(1)	Revenue related to the gathering and processing segment is classified as lease income related to the gathering and compression systems.

The Company’s receivables from its contracts with customers and operating leases as of December 31, 2025 and September 30, 2026, were $111 million and $124 million, respectively.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(7) Property and Equipment

Property and equipment, net consisted of the following items:

			(Unaudited)
	Estimated	December 31,	September 30,
(in thousands)	Useful Lives	2025	2026
Land	n/a	$29,435	30,732
Gas gathering systems and facilities	40-50 years (1)	3,197,948	3,588,306
Permanent buried water pipelines and equipment	7-20 years	651,286	838,233
Surface water pipelines and equipment	1-7 years	161,751	189,651
Heavy trucks and equipment	3-5 years	4,413	4,413
Above ground storage tanks	5-10 years	5,481	7,445
Other assets	3-20 years	8,389	9,246
Construction-in-progress	n/a	141,233	139,988
Total property and equipment		4,199,936	4,808,014
Less accumulated depreciation		(745,364)	(855,025)
Property and equipment, net		$3,454,572	3,952,989
(1)	Gathering systems and facilities are recognized as a single-leased asset with no residual value.

(8) Accrued Liabilities

Accrued liabilities consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2025	2026
Capital expenditures	$19,523	24,698
Operating expenses	13,139	30,773
Interest expense	46,322	44,358
Ad valorem taxes	6,222	2,726
Other	6,321	7,430
Total accrued liabilities	$91,527	109,985

(9) Long-Term Debt

Long-term debt consisted of the following items:

		(Unaudited)
	December 31,	September 30,
(in thousands)	2025	2026
Credit Facility	$—	576,800
5.75% senior notes due 2028	650,000	—
5.375% senior notes due 2029	750,000	750,000
6.625% senior notes due 2032	600,000	600,000
5.75% senior notes due 2033	650,000	650,000
5.75% senior notes due 2034	600,000	600,000
Total principal	3,250,000	3,176,800
Unamortized debt issuance costs	(27,470)	(23,105)
Total long-term debt	$3,222,530	3,153,695

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Credit Facility

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

Lender commitments under the Credit Facility were $1.25 billion as of each of December 31, 2025 and September 30, 2026. The Credit Facility matures on July 30, 2029; provided that if on the date that is 91 days prior to the stated maturity of any outstanding senior unsecured notes of the Borrower, including the 2029 Notes (as defined below), the outstanding principal amount of such notes is greater than or equal to $50 million and the sum of (A) the outstanding principal amount of loans, undrawn letters of credit, and drawn but unreimbursed amounts with respect to letters of credit, in each case, then outstanding under the Credit Facility plus (B) (1) the outstanding principal amount of such notes on such date minus (2) consolidated unrestricted cash of the Borrower exceeds 85% of the Aggregate Commitments (as defined in the Credit Facility), the Credit Facility will mature on such date. As of September 30, 2026, the Credit Facility had an available borrowing capacity of $673 million.

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

The Borrower was in compliance with all of the financial covenants under the Credit Facility as of December 31, 2025 and September 30, 2026.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

If the Borrower receives at least two Investment Grade Ratings (as defined in the Credit Facility), no default or event of default exists and the Borrower is in pro forma compliance with the Credit Facility’s financial covenants (subject to provision of the Credit Facility), the Borrower may elect to enter into an Investment Grade Period. During an Investment Grade Period, the interest margin is determined by reference to the Company’s corporate family rating, which for SOFR loans range from 1.125% to 2.000%. In addition, during an Investment Grade Period, the commitment fees on the unused portion of the Credit Facility are determined by reference to the Company’s corporate family rating, which range from 0.125% to 0.300%. The Borrower was not in an Investment Grade Period during the three and nine months ended September 30, 2026.

As of December 31, 2025, the Borrower had no outstanding borrowings under the Credit Facility. As of September 30, 2026, the Borrower had outstanding borrowings under the Credit Facility of $577 million with a weighted average interest rate of 5.62%. No letters of credit were outstanding under the Credit Facility as of December 31, 2025 and September 30, 2026.

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

On June 28, 2019, the Issuers issued $650 million in aggregate principal amount of 5.75% senior notes due January 15, 2028 (the “2028 Notes”) at par. On August 8, 2026, the Issuers redeemed all $650 million aggregate principal amount of the 2028 Notes at par, plus accrued and unpaid interest, and recognized a loss on early debt extinguishment of $2 million during the three and nine months ended September 30, 2026, which included the write-off of all unamortized debt issuance costs. Interest on the 2028 Notes was payable on January 15 and July 15 of each year.

(d)	5.375% Senior Notes Due 2029

On June 8, 2021, the Issuers issued $750 million in aggregate principal amount of 5.375% senior notes due June 15, 2029 (the “2029 Notes”) at par. The 2029 Notes are unsecured and effectively subordinated to the Credit Facility to the extent of the value of the collateral securing the Credit Facility. The 2029 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by Antero Midstream Corporation, Antero Midstream Partners’ wholly owned subsidiaries (other than Finance Corp) and certain of its future restricted subsidiaries. Interest on the 2029 Notes is payable on June 15 and December 15 of each year. Antero Midstream Partners may redeem all or part of the 2029 Notes at any time at a redemption price of 100.00% as of September 30, 2026. If Antero Midstream Partners undergoes a change of control followed by a rating decline, the holders of the 2029 Notes will have the right to require Antero Midstream Partners to repurchase all or a portion of the 2029 Notes at a price equal to 101% of the principal amount of the 2029 Notes, plus accrued and unpaid interest.

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

The Company and each of the Company’s wholly owned subsidiaries (except for the Issuers) has fully and unconditionally guaranteed the 2029 Notes, 2032 Notes, 2033 Notes and 2034 Notes (collectively the “Senior Notes”). In the event a guarantor is sold or disposed of (whether by merger, consolidation, the sale of a sufficient amount of its capital stock so that it no longer qualifies as a Restricted Subsidiary (as defined in the applicable indenture governing the series of Senior Notes) of the Issuer or the sale of all or substantially all of its assets) and whether or not the guarantor is the surviving entity in such transaction to a person that is not an Issuer or a Restricted Subsidiary of an Issuer, such guarantor will be released from its obligations under its guarantee if the sale or other disposition does not violate the covenants set forth in the indentures governing the applicable Senior Notes.

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

During the three and nine months ended September 30, 2025 and 2026, all of the Company’s assets and operations are attributable to the Issuers and its guarantors.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(a)	Maturities of Lease Liabilities

The table below is a schedule of future minimum payments for operating and financing lease liabilities as of September 30, 2026:

(in thousands)	Operating Leases	Financing Leases	Total
Remainder of 2026	$4,561	141	4,702
2027	16,681	22	16,703
2028	14,367	—	14,367
2029	11,211	—	11,211
2030	6,391	—	6,391
Thereafter	2,235	—	2,235
Total lease payments	55,446	163	55,609
Less: imputed interest	(4,926)	(1)	(4,927)
Total	$50,520	162	50,682

(b)	Lease Term and Discount Rate

(Unaudited)
	December 31, 2025		September 30, 2026
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Weighted average remaining lease term	9 years	*	4 years	0.3 years
Weighted average discount rate	6.4%	*	4.9%	4.4%
*	Not applicable

(11) Equity-Based Compensation

(a)	Summary of Equity-Based Compensation

The Company’s equity-based compensation includes costs related to its long term incentive plans. Antero Midstream’s equity-based compensation expense is included in general and administrative expenses, and recorded as a credit to additional paid-in capital.

On June 5, 2024, the Company’s stockholders approved the Amended and Restated Antero Midstream Corporation Long Term Incentive Plan (the “AM LTIP”). The AM LTIP provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), dividend equivalents, other stock-based awards, cash awards and substitute awards. The terms and conditions of the awards granted are established by the compensation committee of the Board. As of September 30, 2026, a total of 14,462,072 shares were available for future grant under the AM LTIP.

The Company’s equity-based compensation expense, by type of award, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Restricted stock units	$8,109	8,198	25,854	24,091
Performance share units	2,632	2,392	8,137	7,278
Equity awards issued to directors	285	370	844	998
Total expense	$11,026	10,960	34,835	32,367

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(b)	Restricted Stock Unit Awards

A summary of the RSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	4,487,368	$14.20
Granted	1,514,696	22.97
Vested	(2,370,747)	13.16
Forfeited	(41,113)	17.08
Total awarded and unvested—September 30, 2026	3,590,204	$18.55

As of September 30, 2026, unamortized equity-based compensation expense of $48 million related to the unvested RSUs is expected to be recognized over a weighted average period of approximately two years.

(c)	Performance Share Unit Awards

Performance Share Unit Awards Based on Return on Invested Capital

In March 2026, the Company granted PSUs to certain of its executive officers that vest based on the Company’s actual ROIC (as defined in the award agreement) over a three-year period concluding on December 31, 2028 as compared to a targeted ROIC (“2026 ROIC PSUs”). The number of shares of the Company’s common stock that can be earned with respect to the 2026 ROIC PSUs ranges from zero to 200% of the target number of 2026 ROIC PSUs originally granted. The grant date fair value of these awards was based on the closing price of the Company’s common stock on the date of the grant, assuming target achievement of the performance condition. Expense related to the 2026 ROIC PSUs is recognized based on the number of shares of the Company’s common stock that are expected to be issued at the end of the measurement period, and such expense is reversed if the likelihood of achieving the performance condition decreases. The likelihood of achieving the performance conditions related to 2026 ROIC PSU awards was probable as of September 30, 2026.

Summary Information for Performance Share Unit Awards

A summary of the PSU awards activity is as follows:

		Weighted Average
	Number	Grant Date
	of Units	Fair Value
Total awarded and unvested—December 31, 2025	1,162,432	$12.96
Granted	163,255	22.97
Vested (1)	(512,166)	10.58
Total awarded and unvested—September 30, 2026	813,521	$16.47
(1)	During the nine months ended September 30, 2026, the PSUs granted in 2023 based on a ROIC performance criteria achieved vesting at 200% of the target amounts and converted into approximately one million shares.

As of September 30, 2026, unamortized equity-based compensation expense of $11 million related to the unvested PSUs is expected to be recognized over a weighted average period of approximately two years.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(12) Cash Dividends

The Company paid cash dividends for the quarter indicated as follows (in thousands, except per share data):

				Dividends
Period	Record Date	Dividend Date	Dividends	per Share
Q4 2024	January 29, 2025	February 12, 2025	$112,615	$0.225
*	February 14, 2025	February 14, 2025	138	*
Q1 2025	April 23, 2025	May 7, 2025	111,519	0.225
*	May 15, 2025	May 15, 2025	137	*
Q2 2025	July 23, 2025	August 6, 2025	107,686	0.225
*	August 14, 2025	August 14, 2025	138	*
Q3 2025	October 22, 2025	November 5, 2025	107,187	0.225
*	November 14, 2025	November 14, 2025	137	*
	Total 2025		$439,557

Q4 2025	January 28, 2026	February 11, 2026	$111,096	$0.225
*	February 17, 2026	February 17, 2026	138	*
Q1 2026	April 29, 2026	May 13, 2026	109,639	0.225
*	May 15, 2026	May 15, 2026	137	*
Q2 2026	July 29, 2026	August 12, 2026	106,812	0.225
*	August 14, 2026	August 14, 2026	138	*
	Total 2026		$327,960
*	Dividends are paid in accordance with the terms of the Series A Preferred Stock (as defined below) as discussed in Note 13—Equity and Net Income Per Common Share.

On October 14, 2026, the Board announced the declaration of a cash dividend on the shares of the Company’s common stock of $0.225 per share for the quarter ended September 30, 2026. The dividend is payable on November 11, 2026 to stockholders of record as of October 28, 2026. The Company pays dividends (i) out of surplus or (ii) if there is no surplus, out of the net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year, as provided under Delaware law.

The Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock of Antero Midstream that is payable on November 16, 2026 in accordance with the terms of the Series A Preferred Stock, which are discussed in Note 13—Equity and Net Income Per Common Share. As of September 30, 2026, there were dividends in the amount of $68,750 accumulated in arrears on the Company’s Series A Preferred Stock.

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

(b)	Weighted Average Common Shares Outstanding

The following is a reconciliation of the Company’s basic weighted average common shares outstanding to diluted weighted average common shares outstanding:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Basic weighted average number of common shares outstanding	478,020	474,315	478,719	474,365
Add: Dilutive effect of RSUs	1,781	1,214	2,129	1,412
Add: Dilutive effect of PSUs	1,499	1,062	1,505	1,156
Add: Dilutive effect of Series A Preferred Stock	514	496	514	496
Diluted weighted average number of common shares outstanding	481,814	477,087	482,867	477,429

There were no anti-dilutive securities outstanding during the three and nine months ended September 30, 2025 and 2026.

(c)	Net Income Per Common Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share amounts)	2025	2026	2025	2026
Net income	$115,984	392,657	361,234	624,438
Less preferred stock dividends	(138)	(138)	(413)	(413)
Net income available to common shareholders	$115,846	392,519	360,821	624,025

Net income per common share–basic	$0.24	0.83	0.75	1.32
Net income per common share–diluted	$0.24	0.82	0.75	1.31

Weighted average common shares outstanding–basic	478,020	474,315	478,719	474,365
Weighted average common shares outstanding–diluted	481,814	477,087	482,867	477,429

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

(14) Fair Value Measurement

(a)	Senior Unsecured Notes

The fair value and carrying value of the Company’s Senior Notes is as follows:

			(Unaudited)
	December 31, 2025		September 30, 2026
(in thousands)	Fair Value (1)	Carrying Value (2)	Fair Value (1)	Carrying Value (2)
2028 Notes	$649,155	647,725	—	—
2029 Notes	750,000	745,620	736,125	746,491
2032 Notes	621,000	594,132	592,500	594,733
2033 Notes	653,250	642,525	612,040	643,108
2034 Notes	604,800	592,528	564,060	592,563
Total	$3,278,205	3,222,530	2,504,725	2,576,895
(1)	Fair values are based on Level 2 market data inputs.
(2)	Carrying values are presented net of unamortized debt issuance costs.
(b)	Other Assets and Liabilities

The carrying values on the condensed consolidated balance sheets of the Company’s cash and cash equivalents, restricted cash, accounts receivable—Antero Resources, accounts receivable—third party, other current assets, accounts payable—Antero Resources, accounts payable—third party, accrued liabilities and other current liabilities approximate fair values due to their short-term maturities. The carrying value of the amount under the Credit Facility as of September 30, 2026 approximated fair value because the variable interest rate is reflective of current market conditions.

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

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

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

The following table is a reconciliation of the Company’s investments in these unconsolidated affiliates:

			Total
			Investment In
			Unconsolidated
(in thousands)	Joint Venture	Stonewall	Affiliates
Balance as of December 31, 2025	$471,505	114,273	585,778
Additional investments	—	900	900
Equity in earnings of unconsolidated affiliates (1)	77,630	8,857	86,487
Distributions from unconsolidated affiliates	(92,770)	(12,885)	(105,655)
Balance as of September 30, 2026	$456,365	111,145	567,510
(1)	As adjusted for the amortization of the difference between the cost of the equity investments in Stonewall and the Joint Venture and the amount of the underlying equity in the net assets of the Joint Venture and Stonewall as of March 12, 2019.

(16)  Contingencies

On March 13, 2020, Antero Treatment LLC (“Antero Treatment”), a wholly owned subsidiary of the Company, filed suit against Veolia Water Technologies, Inc. (“Veolia”) in the district court of Denver County, Colorado (the “Court”), asserting claims of fraud, breach of contract and other related claims. Antero Treatment alleged that Veolia failed to meet its contractual obligations to design and build a “turnkey” wastewater disposal facility under a Design/Build Agreement dated August 18, 2015 (the “DBA”), and that Veolia fraudulently concealed certain miscalculations and design flaws during contract negotiations and continued to conceal and fraudulently misrepresent the impact of certain design changes post-execution of the DBA. On March 13, 2020, Veolia filed a separate suit against the Company, Antero Resources, and certain of the Company’s wholly owned subsidiaries (collectively, the “Antero Defendants”) in Denver County, Colorado. In its lawsuit, Veolia asserted breach of contract and equitable claims against the Antero Defendants for alleged failures under the DBA. Veolia’s suit was consolidated into the action filed by Antero Treatment.

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

On January 3, 2023, the Court found that Antero Treatment had prevailed on its claims for breach of contract and fraud, and awarded $242 million in damages to Antero Treatment, plus pre- and post-judgment interest and reasonable costs and attorneys’ fees. The Court also found in Antero Defendants’ favor on all of Veolia’s affirmative claims. On January 27, 2023, the Court entered judgment in favor of Antero Treatment in the amount of $309 million in damages, which included pre-judgment interest. On April 10, 2023, the Court issued an order identifying an error in its previously entered judgment, and on May 3, 2023, the Court entered an amended final judgment in favor of Antero Treatment in the amount of $280 million in damages, which included pre-judgment interest through April 30, 2023. On May 26, 2023, Veolia filed a notice of appeal of the final judgment, and on June 9, 2023, Antero Treatment filed a notice of cross-appeal. Oral argument at the Colorado Court of Appeals occurred on October 15, 2024. On December 9, 2024, the District Court awarded Antero Treatment approximately $19 million in attorneys’ fees and costs. On December 19, 2024, the Colorado Court of Appeals affirmed the District Court’s May 3, 2023 judgment and associated damages award, and remanded the case to the District Court for purposes of calculating appellate attorneys’ fees and costs owed to the Company by Veolia. On January 27, 2025, Veolia filed a notice of appeal of the District Court’s December 9, 2024 award of attorneys’ fees and costs, and on

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

March 20, 2025, Veolia filed a petition for certiorari in the Colorado Supreme Court challenging the December 19, 2024 decision of the Colorado Court of Appeals. On June 26, 2025, the Colorado Court of Appeals dismissed Veolia’s appeal of the December 9, 2024 award of attorneys’ fees and costs with prejudice, following a stipulated motion by Veolia requesting such dismissal. On September 2, 2025, the Colorado Supreme Court granted in part and denied in part Veolia’s petition for certiorari with respect to the December 19, 2024 decision by the Colorado Court of Appeals. Oral argument at the Colorado Supreme Court occurred on May 12, 2026. On June 23, 2026, the Colorado Supreme Court affirmed the December 19, 2024 decision of the Colorado Court of Appeals.

During the three months ended September 30, 2026, the Company received approximately $377 million in damages, interest and attorneys’ fees from Veolia, which has been recorded as a gain on litigation in the unaudited condensed consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2026. This matter has now concluded.

(17) Reportable Segments

The Company’s operations, which are located in the United States, are organized into two reportable segments: (i) gathering and processing and (ii) water handling.

The summarized operating results of the Company’s reportable segments are as follows:

	Three Months Ended September 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$249,827	62,129	—	311,956
Revenue–third-party	—	533	—	533
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	240,556	54,265	—	294,821
Operating expenses:
Direct operating	29,077	28,809	—	57,886
General and administrative (excluding equity-based compensation)	5,670	2,903	1,717	10,290
Equity-based compensation	7,662	3,079	285	11,026
Facility idling	—	445	—	445
Depreciation	19,419	15,046	—	34,465
Impairment of property and equipment	—	167	—	167
Other (2)	—	49	—	49
Total operating expenses	61,828	50,498	2,002	114,328
Operating income	$178,728	3,767	(2,002)	180,493

Equity in earnings of unconsolidated affiliates	$29,688	—	—	29,688
Additions to property and equipment	$24,866	21,309	—	46,175

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Three Months Ended September 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$270,542	79,330	—	349,872
Revenue–third-party	—	24	—	24
Amortization of customer relationships	(13,846)	(9,028)	—	(22,874)
Total revenues	256,696	70,326	—	327,022
Operating expenses:
Direct operating	38,553	44,696	—	83,249
General and administrative (excluding equity-based compensation)	6,975	2,210	979	10,164
Equity-based compensation	8,256	2,334	370	10,960
Facility idling	—	297	—	297
Depreciation	18,993	18,970	—	37,963
Impairment of property and equipment	2,115	806	—	2,921
Loss on long-lived assets	1,118	40	—	1,158
Gain on litigation	—	(376,963)	—	(376,963)
Other (2)	—	45	—	45
Total operating expenses	76,010	(307,565)	1,349	(230,206)
Operating income	$180,686	377,891	(1,349)	557,228

Equity in earnings of unconsolidated affiliates	$27,950	—	—	27,950
Additions to property and equipment	$31,854	12,867	—	44,721

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

	Nine Months Ended September 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$736,745	206,177	—	942,922
Revenue–third-party	—	1,504	—	1,504
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	708,931	182,491	—	891,422
Operating expenses:
Direct operating	80,932	96,898	—	177,830
General and administrative (excluding equity-based compensation)	16,040	11,096	4,494	31,630
Equity-based compensation	22,774	11,217	844	34,835
Facility idling	—	1,263	—	1,263
Depreciation	57,786	42,791	—	100,577
Impairment of property and equipment	—	984	—	984
Other (2)	—	143	—	143
Total operating expenses	177,532	164,392	5,338	347,262
Operating income	$531,399	18,099	(5,338)	544,160

Equity in earnings of unconsolidated affiliates	$87,724	—	—	87,724
Additions to property and equipment	$67,960	45,477	—	113,437

(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

ANTERO MIDSTREAM CORPORATION

Notes to the Unaudited Condensed Consolidated Financial Statements (Continued)

	Nine Months Ended September 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$804,048	230,685	—	1,034,733
Revenue–third-party	295	335	—	630
Amortization of customer relationships	(40,014)	(26,872)	—	(66,886)
Total revenues	764,329	204,148	—	968,477
Operating expenses:
Direct operating	105,116	133,356	—	238,472
General and administrative (excluding equity-based compensation)	20,765	8,116	4,780	33,661
Equity-based compensation	23,840	7,529	998	32,367
Facility idling	—	1,129	—	1,129
Depreciation	55,721	54,255	—	109,976
Impairment of property and equipment	2,248	806	—	3,054
Loss (gain) on long-lived assets	(2,111)	611	—	(1,500)
Gain on litigation	—	(376,963)	—	(376,963)
Other (2)	—	533	—	533
Total operating expenses	205,579	(170,628)	5,778	40,729
Operating income	$558,750	374,776	(5,778)	927,748

Equity in earnings of unconsolidated affiliates	$86,487	—	—	86,487
Additions to property and equipment	$86,692	48,678	—	135,370
(1)	Certain expenses that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.
(2)	Amounts include charges for accretion of asset retirement obligations, loss on settlement of asset retirement obligations and loss (gain) on asset sales, as applicable, which represent segment operating expenses that are not considered significant.

The summarized assets of the Company’s reportable segments are as follows:

	As of December 31, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$585,778	—	—	585,778
Total assets	4,651,002	968,282	264,832	5,884,116
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

	(Unaudited)
	As of September 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Investments in unconsolidated affiliates	$567,510	—	—	567,510
Total assets	5,196,030	1,144,925	125	6,341,080
(1)	Certain assets that are not directly attributable to gathering and processing and water handling are managed and evaluated on a consolidated basis.

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

Acquisition and Divestiture

HG Acquisition

On December 5, 2025, we entered into a definitive agreement to acquire 100% of the issued and outstanding equity interests of HG Midstream for cash consideration of $1.1 billion, subject to the terms and conditions thereof. The HG Acquisition included gathering pipelines and integrated water handling assets in the core of the Marcellus Shale in West Virginia. This acquisition closed on the Closing Date. The Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2026 included results of operations from the assets and operations acquired in the HG Acquisition from the Closing Date through September 30, 2026.

The HG Acquisition was funded with net proceeds of the 2034 Notes, borrowing under the Credit Facility and restricted cash. See Note 3—Transactions to our unaudited condensed consolidated financial statements for additional information. In light of the nature and location of the assets and operations acquired in the HG Acquisition, we and Antero Resources agreed in principle to certain updates to, and intend to modify, our existing commercial arrangements with Antero Resources to provide for well pad compression with respect to certain wells and to provide certain water services. See Note 6—Revenue to our unaudited condensed consolidated financial statements for additional information.

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

Financing Highlights

Share Repurchase Program

Through our share repurchase program, during the three and nine months ended September 30, 2026, we repurchased and retired approximately 1.3 million shares of our common stock for a total cost of $27 million and approximately 2.7 million shares of our common stock for a total cost of $54 million, respectively. As of September 30, 2026, we have approximately $283 million of remaining capacity under our share repurchase program. The shares may be repurchased from time to time in open market transactions, through privately negotiated transactions or by other means in accordance with federal securities laws. The timing, as well as the number and value of shares repurchased under the program, will be determined by us at our discretion and will depend on a variety of factors, including the market price of our common stock, general market and economic conditions and applicable legal requirements. The exact number of shares to be repurchased by us is not guaranteed and the program may be suspended, modified or discontinued at any time without prior notice.

Redemption of 2028 Notes

On August 8, 2026, we redeemed all $650 million aggregate principal amount of the 2028 Notes at a redemption price equal to 100% of the principal amount thereof plus accrued and unpaid interest to, but excluding, the redemption date, which was funded by cash on hand and borrowings under our Credit Facility. See Note 9—Long-Term Debt to the unaudited condensed consolidated financial statements for more information.

Market Conditions and Business Trends

Commodity Markets

Benchmark prices for oil, ethane and C3+ NGLs increased, while benchmark prices for natural gas decreased during the three months ended September 30, 2026 as compared to the same period of 2025. Benchmark prices for oil, natural gas and C3+ NGLs increased, while benchmark prices for ethane decreased during the nine months ended September 30, 2026 as compared to the same period of 2025. While substantially all of our revenues are based on fixed-fee contracts that are not directly impacted by changes in commodity prices, commodity price changes do impact the revenues and cash flows of Antero Resources, and Antero Resources’ drilling and development plan does have a direct impact on our gathering, compression and water handling services, revenues and cash flows. In the current economic environment, we expect that commodity prices for some or all of the commodities produced by Antero Resources could remain volatile. However, due to Antero Resources’ increased scale, liquidity and leverage position as compared to historical levels, together with Antero Resources’ increased commodity derivative portfolio, we do not expect to experience significant variability in our throughput volumes resulting from volatile commodity prices.

Economic Indicators

The economy experienced elevated inflation levels as a result of global supply and demand imbalances, where global demand outpaced supplies beginning in 2021 and continuing through 2026. During the second half of 2024, inflation rates began to approach the Federal Reserve’s stated goal of 2%, and the Federal Reserve decreased the federal funds rate by 1.75% in 2024 and 2025. Annual inflation rates have remained generally consistent at approximately 3% over that time. As a result, in September 2026, the Federal Reserve increased the federal funds rate by 0.25% in an effort to reach its stated goal for inflation of 2%.

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

Results of Operations

We have two reportable segments: (i) gathering and processing and (ii) water handling. The gathering and processing segment includes a network of gathering pipelines, centralized compressor stations and well pad compressors that collect and process production from Antero Resources’ wells in the Appalachian Basin, as well as equity in earnings from our investments in the Joint Venture and Stonewall. The Joint Venture and Stonewall provide processing and fractionation services and high-pressure gas gathering services, respectively, in the Appalachian Basin. The water handling segment includes (i) an independent system that delivers water from sources including the Ohio River, local reservoirs and several regional waterways, and (ii) other fluid handling services, which include high rate transfer, wastewater transportation, disposal and blending. See Note 17—Reportable Segments to our unaudited condensed consolidated financial statements for additional information.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2026

The operating results of our reportable segments were as follows:

	Three Months Ended September 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$249,827	62,129	—	311,956
Revenue–third-party	—	533	—	533
Amortization of customer relationships	(9,271)	(8,397)	—	(17,668)
Total revenues	240,556	54,265	—	294,821
Operating expenses:
Direct operating	29,077	28,809	—	57,886
General and administrative (excluding equity-based compensation)	5,670	2,903	1,717	10,290
Equity-based compensation	7,662	3,079	285	11,026
Facility idling	—	445	—	445
Depreciation	19,419	15,046	—	34,465
Impairment of property and equipment	—	167	—	167
Other operating expense, net	—	49	—	49
Total operating expenses	61,828	50,498	2,002	114,328
Operating income	178,728	3,767	(2,002)	180,493
Other income (expense):
Interest expense, net	—	—	(47,196)	(47,196)
Equity in earnings of unconsolidated affiliates	29,688	—	—	29,688
Loss on early extinguishment of debt	—	—	(1,313)	(1,313)
Total other income (expense)	29,688	—	(48,509)	(18,821)
Income before income taxes	208,416	3,767	(50,511)	161,672
Income tax expense	—	—	(45,688)	(45,688)
Net income and comprehensive income	$208,416	3,767	(96,199)	115,984
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Three Months Ended September 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$270,542	79,330	—	349,872
Revenue–third-party	—	24	—	24
Amortization of customer relationships	(13,846)	(9,028)	—	(22,874)
Total revenues	256,696	70,326	—	327,022
Operating expenses:
Direct operating	38,553	44,696	—	83,249
General and administrative (excluding equity-based compensation)	6,975	2,210	979	10,164
Equity-based compensation	8,256	2,334	370	10,960
Facility idling	—	297	—	297
Depreciation	18,993	18,970	—	37,963
Impairment of property and equipment	2,115	806	—	2,921
Loss on long-lived assets	1,118	40	—	1,158
Gain on litigation	—	(376,963)	—	(376,963)
Other operating expense, net	—	45	—	45
Total operating expenses	76,010	(307,565)	1,349	(230,206)
Operating income	180,686	377,891	(1,349)	557,228
Other income (expense):
Interest expense, net	—	—	(50,746)	(50,746)
Equity in earnings of unconsolidated affiliates	27,950	—	—	27,950
Loss on early extinguishment of debt	—	—	(1,613)	(1,613)
Transaction expense	—	—	(37)	(37)
Total other income (expense)	27,950	—	(52,396)	(24,446)
Income before income taxes	208,636	377,891	(53,745)	532,782
Income tax expense	—	—	(140,125)	(140,125)
Net income and comprehensive income	$208,636	377,891	(193,870)	392,657
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Three Months Ended September 30,		Increase	Percentage
	2025	2026	or Decrease	Change
Operating Data:
Gathering (MMcf)	315,719	374,207	58,488	19%
Compression (MMcf)	314,729	367,246	52,517	17%
Centralized compression (MMcf)	314,729	294,382	(20,347)	(6)%
Well pad compression (MMcf)	—	72,864	72,864	100%
High pressure gathering (MMcf)	291,637	268,316	(23,321)	(8)%
Fresh water delivery (MBbl) (1)	8,472	8,204	(268)	(3)%
Other water handling (MBbl) (2)	4,966	11,320	6,354	128%
Wells serviced by fresh water delivery (1)	17	16	(1)	(6)%
Gathering (MMcf/d)	3,432	4,067	635	19%
Compression (MMcf/d)	3,421	3,992	571	17%
Centralized compression (MMcf/d)	3,421	3,200	(221)	(6)%
Well pad compression (MMcf/d)	—	792	792	100%
High pressure gathering (MMcf/d)	3,170	2,916	(254)	(8)%
Fresh water delivery (MBbl/d) (1)	92	89	(3)	(3)%
Other water handling (MBbl/d) (2)	54	123	69	128%
Average Realized Fees (3):
Gathering ($/Mcf)	$0.36	0.37	0.01	3%
Centralized compression ($/Mcf)	$0.22	0.22	—	*
High pressure gathering ($/Mcf)	$0.23	0.23	—	*
Fresh water delivery ($/Bbl) (1)	$4.37	4.43	0.06	1%
Joint Venture Operating Data:
Processing (MMcf)	157,696	147,850	(9,846)	(6)%
Fractionation (MBbl)	3,680	3,680	—	*
Processing (MMcf/d)	1,714	1,607	(107)	(6)%
Fractionation (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	Fresh water delivery includes fresh water charged at a fixed fee under our water services agreement with Antero Resources.
(2)	Other water handling includes fresh water charged at cost plus 3% for services provided to Antero Resources on its acreage acquired from HG Production and our other fluid handling services charged at cost plus 3% or cost of service.
(3)	The average realized fees for the three months ended September 30, 2026 include annual CPI-based adjustments of approximately 1.5%.

Revenues. Total revenues increased by 11%, from $295 million for the three months ended September 30, 2025 to $327 million for the three months ended September 30, 2026. Total revenues included amortization of customer relationships of $18 million and $23 million for the three months ended September 30, 2025 and 2026, respectively. Gathering and processing revenues increased by 7%, from $241 million for the three months ended September 30, 2025 to $257 million for the three months ended September 30, 2026. Water handling revenues increased by 30%, from $54 million for the three months ended September 30, 2025 to $70 million for the three months ended September 30, 2026. These increases primarily resulted from the following:

Gathering and Processing

●	Gathering revenue increased $23 million period over period primarily due to increased throughput volumes of 58 Bcf, or 635 MMcf/d, from the HG Acquisition and 86 wells that were connected to our system between periods and increased gathering rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $4 million period over period primarily due to increased compression volumes of 53 Bcf, or 571 MMcf/d, from the HG Acquisition and 86 wells that were connected to our system between periods and increased centralized compression rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.

●	High pressure gathering revenue decreased $7 million period over period primarily due to decreased throughput volumes of 23 Bcf, or 254 MMcf/d, primarily due to the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods, partially offset by increased high pressure gathering rates as a result of annual CPI-based adjustments.
●	Amortization of customer relationships increased $4 million period over period due to a customer relationship intangible asset of $549 million acquired in the HG Acquisition completed during the first quarter of 2026.

Water Handling

●	Fresh water delivery revenue remained relatively consistent at $37 million and $36 million for the three months ended September 30, 2025 and 2026, respectively.
●	Other water handling revenue increased $17 million period over period primarily due to higher other water handling volumes of 6 MMBbl, or 69 MBbl/d, as well as higher blending cost of service fees and increased costs for wastewater trucking and disposal volumes. Other water handling volumes increased between periods primarily due to 5 MMBbl of fresh water delivery volumes provided to Antero Resources on its acreage acquired from HG Production that are charged at cost plus 3% and increased blending activity during the three months ended September 30, 2026.

Direct operating expenses. Direct operating expenses increased by 44%, from $58 million for the three months ended September 30, 2025 to $83 million for the three months ended September 30, 2026. Gathering and processing direct operating expenses increased by 33% from $29 million for the three months ended September 30, 2025 to $38 million for the three months ended September 30, 2026 primarily due to increased gathering and well pad compression costs between periods related to assets acquired with the HG Acquisition, partially offset by the Utica Shale Divestiture. Water handling direct operating expenses increased by 55%, from $29 million for the three months ended September 30, 2025 to $45 million for the three months ended September 30, 2026 primarily due to fresh water delivery volumes provided to Antero Resources on acreage acquired from HG Production, increased wastewater trucking and disposal volumes between periods and increased blending volumes and costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $10 million for each of the three months ended September 30, 2025 and 2026.

Depreciation expense. Depreciation expense increased by 10%, from $34 million for the three months ended September 30, 2025 to $38 million for the three months ended September 30, 2026 primarily due to incremental depreciation expense of $4 million related to gathering and water pipelines acquired in the HG Acquisition and $3 million for assets placed in service between periods, partially offset by lower depreciation as a result of the Utica Shale Divestiture of $3 million between periods.

Gain on litigation. There was no gain on litigation during the three months ended September 30, 2025. During the three months ended September 30, 2026, we recognized a gain on litigation of $377 million related to the Veolia matter. See Note 16—Contingencies to the unaudited condensed consolidated financial statements for additional information.

Interest expense, net. Interest expense, net increased by 8%, from $47 million for the three months ended September 30, 2025 to $51 million for the three months ended September 30, 2026 primarily due to issuance of the 2033 Notes and 2034 Notes during the second half of 2025 and higher average daily Credit Facility borrowings between periods, partially offset by the redemption of the 2027 Notes during the three months ended September 30, 2025 and 2028 Notes during the three months ended September 30, 2026 and lower Credit Facility interest rates between periods. See Note 9—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained relatively consistent at $30 million and $28 million for the three months ended September 30, 2025 and 2026, respectively.

Income tax expense. Income tax expense increased by 207%, from $46 million for three months ended September 30, 2025 to $140 million for the three months ended September 30, 2026, which reflects effective tax rates of approximately 28% and 26%, respectively. This income tax expense increase was primarily due to higher net income before taxes during the three months ended September 30, 2026 as a result of the gain on litigation of $377 million.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2026

The operating results of our reportable segments were as follows:

	Nine Months Ended September 30, 2025
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$736,745	206,177	—	942,922
Revenue–third-party	—	1,504	—	1,504
Amortization of customer relationships	(27,814)	(25,190)	—	(53,004)
Total revenues	708,931	182,491	—	891,422
Operating expenses:
Direct operating	80,932	96,898	—	177,830
General and administrative (excluding equity-based compensation)	16,040	11,096	4,494	31,630
Equity-based compensation	22,774	11,217	844	34,835
Facility idling	—	1,263	—	1,263
Depreciation	57,786	42,791	—	100,577
Impairment of property and equipment	—	984	—	984
Other operating expense, net	—	143	—	143
Total operating expenses	177,532	164,392	5,338	347,262
Operating income	531,399	18,099	(5,338)	544,160
Other income (expense):
Interest expense, net	—	—	(143,568)	(143,568)
Equity in earnings of unconsolidated affiliates	87,724	—	—	87,724
Loss on early extinguishment of debt	—	—	(1,313)	(1,313)
Total other income (expense)	87,724	—	(144,881)	(57,157)
Income before income taxes	619,123	18,099	(150,219)	487,003
Income tax expense	—	—	(125,769)	(125,769)
Net income and comprehensive income	$619,123	18,099	(275,988)	361,234
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

	Nine Months Ended September 30, 2026
	Gathering and	Water		Consolidated
(in thousands)	Processing	Handling	Unallocated (1)	Total
Revenues:
Revenue–Antero Resources	$804,048	230,685	—	1,034,733
Revenue–third-party	295	335	—	630
Amortization of customer relationships	(40,014)	(26,872)	—	(66,886)
Total revenues	764,329	204,148	—	968,477
Operating expenses:
Direct operating	105,116	133,356	—	238,472
General and administrative (excluding equity-based compensation)	20,765	8,116	4,780	33,661
Equity-based compensation	23,840	7,529	998	32,367
Facility idling	—	1,129	—	1,129
Depreciation	55,721	54,255	—	109,976
Impairment of property and equipment	2,248	806	—	3,054
Loss (gain) on long-lived assets	(2,111)	611	—	(1,500)
Gain on litigation	—	(376,963)	—	(376,963)
Other operating expense, net	—	533	—	533
Total operating expenses	205,579	(170,628)	5,778	40,729
Operating income	558,750	374,776	(5,778)	927,748
Other income (expense):
Interest expense, net	—	—	(160,455)	(160,455)
Equity in earnings of unconsolidated affiliates	86,487	—	—	86,487
Loss on early extinguishment of debt	—	—	(1,613)	(1,613)
Transaction expense	—	—	(8,999)	(8,999)
Total other income (expense)	86,487	—	(171,067)	(84,580)
Income before income taxes	645,237	374,776	(176,845)	843,168
Income tax expense	—	—	(218,730)	(218,730)
Net income and comprehensive income	$645,237	374,776	(395,575)	624,438
(1)	Corporate expenses that are not directly attributable to either the gathering and processing or water handling segments.

The operating data for Antero Midstream is as follows:

			Amount of
	Nine Months Ended September 30,		Increase	Percentage
	2025	2026	or Decrease	Change
Operating Data:
Gathering (MMcf)	931,843	1,091,902	160,059	17%
Compression (MMcf)	928,153	1,078,597	150,444	16%
Centralized compression (MMcf)	928,153	896,993	(31,160)	(3)%
Well pad compression (MMcf)	—	181,604	181,604	100%
High pressure gathering (MMcf)	864,362	822,014	(42,348)	(5)%
Fresh water delivery (MBbl) (1)	26,828	23,189	(3,639)	(14)%
Other water handling (MBbl) (2)	15,475	32,055	16,580	107%
Wells serviced by fresh water delivery (1)	56	54	(2)	(4)%
Gathering (MMcf/d)	3,413	4,000	587	17%
Compression (MMcf/d)	3,400	3,951	551	16%
Centralized compression (MMcf/d)	3,400	3,286	(114)	(3)%
Well pad compression (MMcf/d)	—	665	665	100%
High pressure gathering (MMcf/d)	3,166	3,011	(155)	(5)%
Fresh water delivery (MBbl/d) (1)	98	85	(13)	(13)%
Other water handling (MBbl/d) (2)	57	117	60	105%
Average Realized Fees (3):
Gathering ($/Mcf)	$0.36	0.37	0.01	3%
Centralized compression ($/Mcf)	$0.22	0.22	—	*
High pressure gathering ($/Mcf)	$0.23	0.23	—	*
Fresh water delivery ($/Bbl) (1)	$4.37	4.44	0.07	2%
Joint Venture Operating Data:
Processing (MMcf)	459,779	452,789	(6,990)	(2)%
Fractionation (MBbl)	10,920	10,920	—	*
Processing (MMcf/d)	1,684	1,659	(25)	(1)%
Fractionation (MBbl/d)	40	40	—	*
*	Not meaningful or applicable.
(1)	Fresh water delivery includes fresh water charged at a fixed fee under our water services agreement with Antero Resources.
(2)	Other water handling includes fresh water charged at cost plus 3% for services provided to Antero Resources on its acreage acquired from HG Production and our other fluid handling services charged at cost plus 3% or cost of service.
(3)	The average realized fees for the nine months ended September 30, 2026 include annual CPI-based adjustments of approximately 1.5%.

Revenues. Total revenues increased by 9%, from $891 million for the nine months ended September 30, 2025 to $968 million for the nine months ended September 30, 2026. Total revenues included amortization of customer relationships of $53 million and $67 million for the nine months ended September 30, 2025 and 2026, respectively. Gathering and processing revenues increased by 8%, from $709 million for the nine months ended September 30, 2025 to $764 million for the nine months ended September 30, 2026. Water handling revenues increased by 12%, from $182 million for the nine months ended September 30, 2025 to $204 million for the nine months ended September 30, 2026. These increases primarily resulted from the following:

Gathering and Processing

●	Gathering revenue increased $64 million period over period primarily due to increased throughput volumes of 160 Bcf, or 587 MMcf/d, from the HG Acquisition and 86 wells that were connected to our system between periods and increased gathering rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.
●	Compression revenue increased $14 million period over period primarily due to increased throughput volumes of 150 Bcf, or 551 MMcf/d, from the HG Acquisition and 86 wells that were connected to our system between periods and increased centralized compression rates as a result of annual CPI-based adjustments, partially offset by the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods.

●	High pressure gathering revenue decreased $11 million period over period primarily due to decreased throughput volumes of 42 Bcf, or 155 MMcf/d, due to the Utica Shale Divestiture and natural production decline of the wells connected to our system between periods, partially offset by increased high pressure gathering rates as a result of annual CPI-based adjustments.
●	Amortization of customer relationships increased $12 million period over period due to a customer relationship intangible asset of $549 million acquired in the HG Acquisition during the nine months ended September 30, 2026.

Water Handling

●	Fresh water delivery revenue decreased $14 million period over period primarily due to decreased fresh water delivery volumes of 4 MMBbl, or 13 MBbl/d, partially offset by an increase to the fresh water delivery rate as a result of the annual CPI-based adjustment. Water delivery volumes decreased between periods due to the timing and location of well completions by Antero Resources.
●	Other water handling revenue increased $38 million period over period primarily due to higher other water handling volumes of 17 MMBbl, or 60 MBbl/d, as well as higher blending cost of service fees and increased wastewater trucking and disposal costs. Other water handling volumes increased between periods primarily due to 13 MMBbl of fresh water delivery volumes provided to Antero Resources on its acreage acquired from HG Production that are charged at cost plus 3% and increased blending activity during the nine months ended September 30, 2026.
●	Amortization of customer relationships increased $2 million period over period due to a customer relationship intangible asset of $73 million acquired in the HG Acquisition during the nine months ended September 30, 2026.

Direct operating expenses. Direct operating expenses increased by 34%, from $178 million for the nine months ended September 30, 2025 to $238 million for the nine months ended September 30, 2026. Gathering and processing direct operating expenses increased by 30% from $81 million for the nine months ended September 30, 2025 to $105 million for the nine months ended September 30, 2026 primarily due to increased gathering and well pad compression costs between periods related to assets acquired with the HG Acquisition, partially offset by the Utica Shale Divestiture. Water handling direct operating expenses increased by 38%, from $97 million for the nine months ended September 30, 2025 to $133 million for the nine months ended September 30, 2026 primarily due to fresh water delivery volumes provided to Antero Resources on acreage it acquired from HG Production during the nine months ended September 30, 2026, increased wastewater trucking and disposal volumes between periods and increased blending volumes and costs between periods.

General and administrative (excluding equity-based compensation) expenses. General and administrative expenses (excluding equity-based compensation expense) remained relatively consistent at $32 million and $34 million for the nine months ended September 30, 2025 and 2026, respectively.

Depreciation expense. Depreciation expense increased by 9%, from $101 million for the nine months ended September 30, 2025 to $110 million for the nine months ended September 30, 2026 primarily due to incremental depreciation expense of $12 million related to gathering and water pipelines acquired in the HG Acquisition and $8 million for assets placed in service between periods, partially offset by lower depreciation as a result of the Utica Shale Divestiture of $11 million between periods.

Gain on litigation. There was no gain on litigation during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we recognized a gain on litigation of $377 million related to the Veolia matter. See Note 16—Contingencies to our unaudited condensed consolidated financial statements for additional information.

Interest expense, net. Interest expense, net increased by 12%, from $144 million for the nine months ended September 30, 2025 to $160 million for the nine months ended September 30, 2026 primarily due to issuance of the 2033 Notes and 2034 Notes during the second half of 2025, partially offset by the redemption of the 2027 Notes during the nine months ended September 30, 2025 and 2028 Notes during the nine months ended September 30, 2026, lower average daily Credit Facility borrowings and interest rates between periods and higher interest income on cash equivalents and restricted cash between periods. See Note 9—Long-Term Debt to our unaudited condensed consolidated financial statements for additional information.

Equity in earnings of unconsolidated affiliates. Equity in earnings of unconsolidated affiliates remained relatively consistent at $88 million and $86 million for the nine months ended September 30, 2025 and 2026, respectively.

Transaction expense. There were no transaction expenses during the nine months ended September 30, 2025. During the nine months ended September 30, 2026, we incurred $9 million of transaction expense related to the HG Acquisition. See Note 3—Transactions to our unaudited condensed consolidated financial statements for additional information.

Income tax expense. Income tax expense increased by 74%, from $126 million for the nine months ended September 30, 2025 to $219 million for the nine months ended September 30, 2026, which reflects an effective tax rate of approximately 26% for each respective period. This income tax expense increase was primarily due to higher net income before taxes during the nine months ended September 30, 2026 as a result of the gain on litigation of $377 million.

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

Our Board declared a cash dividend on the shares of our common stock of $0.225 per share for the quarter ended September 30, 2026. The dividend is payable on November 11, 2026 to stockholders of record as of October 28, 2026. Our Board also declared a cash dividend of $137,500 on the shares of Series A Preferred Stock that is payable on November 16, 2026 in accordance with their terms as discussed in Note 13—Equity and Net Income Per Common Share. As of September 30, 2026, there were dividends in the amount of $68,750 accumulated in arrears on our Series A Preferred Stock.

We expect our future cash requirements relating to working capital, capital expenditures, acquisitions and quarterly cash dividends to our stockholders will be funded from cash flows internally generated from our operations or borrowings under the Credit Facility.

As of September 30, 2026, we did not have any off-balance sheet arrangements.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2026:

	Nine Months Ended September 30,
(in thousands)	2025	2026
Net cash provided by operating activities	$676,961	1,093,171
Net cash used in investing activities	(119,240)	(866,661)
Net cash used in financing activities	(557,721)	(489,445)
Net decrease in cash, cash equivalents and restricted cash	$—	(262,935)

Operating activities. Net cash provided by operating activities was $677 million and $1,093 million for the nine months ended September 30, 2025 and 2026, respectively. This increase in cash flows provided by operating activities between periods was primarily the result of the gain on litigation of $377 million related to the Veolia matter, lower cash used for working capital and increased gathering and processing and water handling revenues during the nine months ended September 30, 2026 attributable to the HG Acquisition and decreased direct operating expenses for the Utica Shale Divestiture, partially offset by increased gathering and processing and water handling direct operating expenses attributable to the HG Acquisition and lower gathering and processing revenues for the Utica Shale Divestiture between periods.

Investing activities. Net cash flows used in investing activities was $119 million and $867 million for the nine months ended September 30, 2025 and 2026, respectively. The increase in cash flows used in investing activities between periods was primarily due to cash paid for the HG Acquisition of $1.1 billion during the nine months ended September 30, 2026, as well as increased capital spending for gathering systems and facilities of $19 million and water handling systems of $3 million, partially offset by proceeds from the Utica Shale Divestiture of $377 million and lower additional investments in unconsolidated affiliates of $6 million during the nine months ended September 30, 2026.

Financing activities. Net cash used in financing activities was $558 million and $489 million for the nine months ended September 30, 2025 and 2026, respectively. The decrease in cash flows used in financing activities between periods was primarily due to the increase in net borrowings on our Credit Facility of $682 million, lower share repurchases of $33 million between periods and lower payments of deferred financing costs of $5 million, partially offset by the redemption of the 2028 Notes of $650 million and higher payments for employee tax withholding for settlement of equity-based compensation awards of $6 million.

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

Our capital expenditures were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2025	2026	2025	2026
Gathering systems and facilities	$23,702	37,315	69,615	96,045
Water handling systems	26,059	13,475	57,203	42,475
Investments in unconsolidated affiliates	1,575	—	6,653	900
Total capital expenditures	$51,336	50,790	133,471	139,420

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

The valuation of the assets acquired and liabilities assumed in a business combination requires significant judgment about future events, economic and functional obsolescence, capacity and useful lives, among others, and such fair value approaches may rely on significant inputs that are not observable in the market. These assumptions affect the fair value of assets acquired and liabilities assumed and, if changed, could have a material effect on the Company’s financial position or results of operations. See Note 3—Transactions and Note 14—Fair Value Measurement to our unaudited condensed consolidated financial statements for additional information.

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

Interest Rate Risk

Our primary exposure to interest rate risk results from outstanding borrowings under the Credit Facility, which has a floating interest rate. We do not currently, but may in the future, hedge the interest on portions of our borrowings under the Credit Facility from time-to-time in order to manage risks associated with floating interest rates. As of September 30, 2026, we had $577 million of borrowings and no letters of credit outstanding under the Credit Facility. A 1.0% increase in the Credit Facility interest rate would have resulted in an estimated $3 million increase in interest expense for the nine months ended September 30, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth our common stock share purchase activity for each period presented:

				Approximate
				Dollar Value of
			Total Number of	Shares that May
	Total Number	Average Price	Shares Purchased	Yet be Purchased
	of Shares	Paid per	as Part of Publicly	Under the Plan
Period	Purchased (1)	Share	Announced Plans	($ in thousands) (2)
July 1, 2026 – July 31, 2026	25,031	$21.33	25,031	$309,440
August 1, 2026 – August 31, 2026	483,287	21.98	483,287	298,816
September 1, 2026 – September 30, 2026	748,631	21.42	748,631	282,777
Total	1,256,949	$21.64	1,256,949
(1)	The total number of shares purchased includes shares of our common stock transferred to us in order to satisfy tax withholding obligations incurred upon the vesting of equity-based awards held by our employees.
(2)	In February 2024, the Board authorized a $500 million share repurchase program.

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

31.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).
31.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (15 U.S.C. Section 7241).
32.1	*	Certification of the Company’s Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	*	Certification of the Company’s Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
101	*

The following financial information from this Quarterly Report on Form 10-Q of Antero Midstream Corporation for the quarter ended September 30, 2026, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations and Comprehensive Income, (iii) Condensed Consolidated Statements of Stockholders’ Equity, (iv) Condensed Consolidated Statements of Cash Flows and (v) Notes to the Unaudited Condensed Consolidated Financial Statements, tagged as blocks of text.

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

ANTERO MIDSTREAM CORPORATION

By:	/s/ Justin J. Agnew
Justin J. Agnew
Chief Financial Officer and Vice President—Finance

Date:	October 28, 2026